Form 10-Q
period 2014-06-30
Entegra Financial Corp.
filed 2014-08-11
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

Commission File Number: 001-35302

Entegra Financial Corp.

(Exact name of Registrant as specified in its Charter)

North Carolina	56-0306860
(State of Incorporation)	(I.R.S. Employer Identification No.)

220 One Center Court,
Franklin, North Carolina	28734
(Address of principal executive offices)	(Zip Code)

(828) 524-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 11, 2014, no shares of the issuer’s common stock (no par value), were issued and outstanding.

EXPLANATORY NOTE

Entegra Financial Corp., (“Entegra”) filed a Registration Statement on Form S-1 as amended, (the “Registration Statement”), with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on June 30, 2014. A post-effective amendment to provide a recent development update was filed with the SEC on July 18, 2014 and declared effective by the SEC on August 8, 2014. The Form S-1 includes financial statements for the year ended December 31, 2013 and the quarter ended March 31, 2014. Entegra is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the quarter subsequent to the quarter reported upon in the Form S-1.

Entegra was incorporated on May 31, 2011, to serve as the stock holding company for Macon Bank, Inc., Franklin, North Carolina (“Macon Bank” or the “Bank”) upon completion of the conversion of the Bank’s mutual holding company, Macon Bancorp, Franklin, North Carolina (“Macon Bancorp” or “Bancorp”) from the mutual to stock form of organization. Under the plan of conversion, Bancorp will merge with and into Entegra and, in doing so, will convert from a mutual form of organization to a stock form of organization. Upon the completion of the conversion, Bancorp will cease to exist, and the Bank will become a wholly-owned subsidiary of Entegra.

The conversion has not been completed, and, currently, Entegra has no assets or liabilities, and has not conducted any business other than that of an organizational nature. Therefore, the information presented in this report is on a consolidated basis for Bancorp.

MACON BANCORP AND SUBSIDIARIES

FORM 10-Q

Item 1. Financial Statements

MACON BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,749	$9,080
Interest-earning deposits	33,061	25,236

Cash and cash equivalents	39,810	34,316
Investments - available for sale	170,803	155,484
Investments - held to maturity (fair value of $26,305 and $20,098 at June 30, 2014 and December 31, 2013, respectively)	25,487	20,988
Loans held for sale	7,921	5,688
Loans receivable	531,410	521,874
Allowance for loan losses	(11,561)	(14,251)
Fixed assets, net	12,996	13,006
Real estate owned	7,485	10,506
Federal Home Loan Bank stock	2,515	2,724
Interest receivable	2,671	2,673
Bank owned life insurance	20,187	19,961
Net deferred tax asset	2,391	4,210
Real estate held for investment	2,560	2,489
Loan servicing rights	2,089	1,883
Other assets	3,501	3,003

Total assets	$820,265	$784,554

Liabilities and Equity
Liabilities:
Deposits	$712,576	$684,226
Federal Home Loan Bank advances	40,000	40,000
Junior subordinated notes	14,433	14,433
Post employment benefits	9,935	10,199
Accrued interest payable	2,068	2,023
Other liabilities	1,811	1,155

Total liabilities	780,823	752,036

Commitments and contingencies (Note 10)
Equity:
Retained earnings, substantially restricted	42,753	39,994
Accumulated other comprehensive loss	(3,311)	(7,476)

Total equity	39,442	32,518

Total liabilities and equity	$820,265	$784,554

The accompanying notes are an integral part of the consolidated financial statements.

MACON BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$6,702	$7,046	$14,257	$13,981
Taxable securities	973	798	1,953	1,489
Tax-exempt securities	92	93	185	185
Interest-earning deposits	18	8	28	16
Other interest earning assets	44	70	112	114

Total interest and dividend income	7,829	8,015	16,535	15,785

Interest expense:
Deposits	1,348	1,482	2,689	2,998
Federal Home Loan Bank advances	174	159	348	359
Junior subordinated notes	52	122	175	244

Total interest expense	1,574	1,763	3,212	3,601

Net interest income	6,255	6,252	13,323	12,184
Provision for loan losses	6	869	11	1,588

Net interest income after provision for loan losses	6,249	5,383	13,312	10,596

Noninterest income:
Servicing income (expense), net	147	(47)	426	(96)
Mortgage banking	215	951	483	1,437
Gain on sale of investments, net	317	98	379	98
Other than temporary impairment on cost method investment	—	—	(76)	—
Overdraft fees	248	276	508	565
Interchange fees	291	254	541	478
Bank owned life insurance	129	138	258	271
Other	255	237	491	554

Total noninterest income	1,602	1,907	3,010	3,307

Noninterest expenses:
Compensation and employee benefits	2,976	2,848	6,038	5,754
Net occupancy	669	639	1,309	1,281
Federal deposit insurance	258	420	696	842
Professional and advisory	182	150	380	220
Data processing	276	232	502	445
Real estate owned operations	140	301	357	655
Real estate owned valuation	462	1,239	1,097	1,839
(Gain) loss on sale of real estate owned, net	2	12	(10)	(4)
Other	717	628	1,438	1,289

Total noninterest expenses	5,682	6,469	11,807	12,321

Income before taxes	2,169	821	4,515	1,582
Income tax expense	1,501	429	1,756	429

Net income	$668	$392	$2,759	$1,153

The accompanying notes are an integral part of the consolidated financial statements.

MACON BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$668	392	$2,759	1,153
Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	2,314	(5,939)	4,444	(6,297)
Reclassification adjustment for securities gains realized in net income	(317)	(98)	(379)	(98)
Amortization of unrealized loss on securities transferred to HTM	50	—	100	—
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	782	(1,964)	1,593	(2,232)

Other comprehensive income (loss), before tax	2,829	(8,001)	5,758	(8,627)
Income tax effect related to items of other comprehensive income (loss)	(782)	2,373	(1,593)	2,659

Other comprehensive income (loss), after tax	2,047	(5,628)	4,165	(5,968)

Comprehensive income (loss)	$2,715	(5,236)	$6,924	(4,815)

The accompanying notes are an integral part of the consolidated financial statements.

MACON BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

Six Months Ended June 30, 2014 and June 30, 2013

(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2013	$40,409	$1,885	$42,294
Net income	1,153	—	1,153
Other comprehensive loss, net of tax	—	(5,968)	(5,968)

Balance, June 30, 2013	$41,562	$(4,083)	$37,479

Balance, January 1, 2014	$39,994	$(7,476)	$32,518
Net income	2,759	—	2,759
Other comprehensive income, net of tax	—	4,165	4,165

Balance, June 30, 2014	$42,753	$(3,311)	$39,442

The accompanying notes are an integral part of the consolidated financial statements.

MACON BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$2,759	$1,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	433	419
Security amortization, net	529	809
Provision for loan losses	11	1,588
Provision for real estate owned	1,097	1,839
Deferred income tax expense	1,756	429
Net increase (decrease) in deferred loan fees	(176)	(414)
Gain on sales of securities available for sale	(379)	(98)
Other than temporary impairment on cost method	76	—
Income on bank owned life insurance, net	(226)	(241)
Mortgage banking income, net	(483)	(1,437)
Net realized gains on real estate owned	(10)	(4)
Loans originated for sale	(11,495)	(41,448)
Proceeds from sale of loans originated for sale	9,702	43,193
Net change in operating assets and liabilities:
Interest receivable	2	(52)
Loan servicing rights	(206)	(101)
Other assets	(498)	398
Postemployment benefits	(264)	(320)
Accrued interest payable	45	334
Other liabilities	61	(3)

Net cash provided by operating activities	$2,734	$6,044

MACON BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Investing activities:
Activity for investments available for sale:
Purchases	$(43,178)	$(76,328)
Maturities and principal repayments	11,909	23,412
Sales	15,425	4,180
Net (increase) decrease in loans	(12,261)	24,266
Proceeds from sale of real estate owned	2,134	3,120
Real estate cost capitalized	—	(35)
Purchase of fixed assets	(423)	(271)
Redemptions of FHLB stock	209	343

Net cash used in investing activities	$(26,185)	$(21,313)

Financing activities:
Net increase in deposits	$28,350	$1,972
Net increase in escrow deposits	595	526
Proceeds from FHLB advances	—	1,000

Net cash provided by financing activities	$28,945	$3,498

Increase (decrease) in cash and cash equivalents	5,494	(11,771)
Cash and cash equivalents, beginning of period	$34,316	$25,362

Cash and cash equivalents, end of period	$39,810	$13,591

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$3,167	$3,267
Income taxes	—	—

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$1,063	$2,371
Loans originated for disposition of real estate owned	863	1,030
Transfer of investment securities available for sale to held to maturity	4,399	—

MACON BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Macon Bancorp is the mutual holding company for Macon Bank, a state-chartered stock savings bank. Bancorp’s primary operation is its investment in the Bank. Bancorp also owns 100% of the common stock of Macon Capital Trust I, a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank has a wholly owned subsidiary, Macon Services, Inc., which owns an investment real estate property. The consolidated entity (Company) financials are presented in these financial statements.

The Bank operates as a community-focused retail bank, originating primarily real estate based mortgage, consumer and commercial loans and accepting deposits from consumers and small businesses.

Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change, in the near term, relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bancorp, the Bank, and its wholly owned subsidiary. The accounts of Macon Capital Trust I are not consolidated with Bancorp. In consolidation all significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. The reclassifications had no significant effect on our results of operations or financial condition as previously reported.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our S-1 as amended, filed with the SEC on July 18, 2014. In the opinion of management, these interim financial statements present fairly, in all material respects, Macon Bancorp’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB” ) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for Bancorp for annual periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. Bancorp will apply the guidance using a full retrospective approach. Bancorp does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on Bancorp’s financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Agency	$25,524	$17	$(293)	$25,248
Municipal	22,018	226	(389)	21,855
Mortgage-backed	124,001	698	(1,580)	123,119
Mutual Fund	583	—	(2)	581

	$172,126	$941	$(2,264)	$170,803

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Agency	$22,977	$—	$(1,078)	$21,899
Municipal	26,963	114	(1,475)	25,602
Mortgage-backed	110,431	574	(3,590)	107,415
Mutual fund	576	—	(8)	568

	$160,947	$688	$(6,151)	$155,484

The amortized cost and estimated fair values of securities held to maturity (“HTM”) as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Agency	$21,090	$746	$—	$21,836
Municipal	4,397	87	(15)	4,469

	$25,487	$833	$(15)	$26,305

December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
Agency	$20,988	$—	$(890)	$20,098

During the six months ended June 30, 2014 and year ended December 31, 2013, the Bank transferred the following investment securities from available for sale to held to maturity:

At Date of Transfer
During the Six Months Ended
June 30, 2014
(Dollars in thousands)
Book value	$4,473
Market value	4,399

Unrealized loss	$74

At Date of Transfer
During the Year Ended
December 31, 2013
(Dollars in thousands)
Book value	$23,000
Market value	20,954

Unrealized loss	$2,046

Information pertaining to the activity for the three month and six month periods ended June 30, 2014 and 2013 of unrealized losses related to HTM securities previously recognized in other comprehensive income (“OCI”) is summarized below:

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Beginning unrealized loss related to HTM securities previously recognized in OCI	$2,036	$—	$2,012	$—
Additions for transfers to HTM	—	—	74	—
Amortization of unrealized losses on HTM securities previously recognized in OCI	(50)	—	(100)	—

Ending unrealized loss in OCI related to HTM securities previously recognized in OCI	$1,986	$—	$1,986	$—

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Held to Maturity:
Municipal securities	$575	$15	$—	$—	$575	$15
Available for Sale:
Agency securities	$2,536	$6	$13,712	$287	$16,248	$293
Municipal securities	37	3	15,921	386	15,958	389
Mortgage-backed	23,128	104	47,727	1,476	70,855	1,580
Mutual Fund	581	2	—	—	581	2

	$26,857	$130	$77,360	$2,149	$104,217	$2,279

	December 31, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Held to Maturity:
Agency	$20,098	$890	$—	$—	$20,098	$890
Available for Sale:
Agency	21,899	1,078	—	—	21,899	1,078
Municipal	18,653	1,201	2,409	274	21,062	1,475
Mortgage-backed	73,836	2,655	9,926	935	83,762	3,590
Mutual fund	568	8	—	—	568	8

	$135,054	$5,832	$12,335	$1,209	$147,389	$7,041

Information pertaining to the number of securities with unrealized losses is detailed in the table below. Management of the Company believes all unrealized losses as of June 30, 2014 and December 31, 2013 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2014
	Less Than 12 Months	More Than 12 Months	Total
Agency securities	2	5	7
Municipal securities	2	35	37
Agency mortgage-backed	15	26	41
Mutual fund	1	0	1

	20	66	86

	December 31, 2013
	Less Than 12 Months	More Than 12 Months	Total
Agency securities	17	0	17
Municipal securities	43	5	48
Agency mortgage-backed	40	8	48
Mutual fund	1	0	1

	101	13	114

For the three and six months ended June 30, 2014 and the year ended December 31, 2013 the Company had proceeds from sales of securities available for sale and their corresponding gross realized gains and losses as detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gross proceeds	$8,503	$4,180	$15,425	$4,180
Gross realized gains	317	98	379	98
Gross realized losses	—	—	—	—

The Bank had securities pledged against deposits of approximately $10.3 million and $6.8 million at June 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2014 by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Over 1 year through 5 years	$9,594	$9,565
After 5 years through 10 years	17,850	17,517
Over 10 years	20,098	20,021

	47,542	47,103
Mortgage-backed securities	124,001	123,119

Total	$171,543	$170,222

	Held to Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Over 10 years	$25,487	$26,305

Total	$25,487	$26,305

NOTE 3. LOANS RECEIVABLE

Loans receivable as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Real estate mortgage loans:
One-to four-family residential	$231,517	$225,520
Commercial real estate	165,154	155,633
Home equity loans and lines of credit	56,206	56,836
Residential construction	9,431	8,952
Other construction and land	57,717	64,927

Total real estate loans	520,025	511,868

Commercial and industrial	11,612	8,285
Consumer	3,274	3,654

Total commercial and consumer	14,886	11,939

Loans receivable, gross	534,911	523,807

Less: Net deferred loan fees	(1,690)	(1,933)
Unamortized discount and deferred interest	(1,811)	—
Loans receivable, net	$531,410	$521,874

The Bank had $116.2 million and $107.1 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2014 and December 31, 2013, respectively. The Bank also had $92.1 million and $97.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2014 and December 31, 2013, respectively.

During January 2014, the Bank purchased the remaining participation balance of certain commercial real estate loans from the Federal Deposit Insurance Corporation (“FDIC”). The Company had previously originated the loans and sold a 50% participation to an institution that was subsequently taken into receivership by the FDIC. At the date of purchase the outstanding loan balance purchased was $9.3 million and the loans were purchased at a total discount of $2.6 million. Subsequent to the transaction, $2.8 million of the participation balance purchased was repaid, resulting in the Bank recognizing approximately $0.6 million of the initial discount, in addition to recognizing $0.3 million of previously collected but deferred interest. In addition, the Bank restructured a $1.8 million loan in the second quarter of 2014 and recognized $0.2 million of the discount in interest income.

The following tables present the activity related to the discount on purchased loans for the three and six month periods ended June 30, 2014 and 2013:

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Discount on purchased loans, beginning of period	$1,974	$—	$—	$—
Additional discount for new purchases	—	—	2,607	—
Accretion	(92)		(187)
Interest income recognized for repayments and restructurings	(217)	—	(755)	—

Discount on purchased loans, end of period	$1,665	$—	$1,665	$—

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the allocation of the allowance for loan losses, as of and for the three months ended June 30, 2014 and 2013, the six months ended June 30, 2014 and 2013, and the year ended December 31, 2013:

	Three Months Ended June 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,265	$2,851	$1,453	$501	$3,256	$340	$290	$11,956
Provision	(20)	149	(136)	(14)	125	(61)	(37)	6
Charge-offs	85	205	188	—	132	125	18	753
Recoveries	22	51	17	—	8	150	104	352

Ending balance	$3,182	$2,846	$1,146	$487	$3,257	$304	$339	$11,561

Individually evaluated for impairment	$871	$164	$42	$—	$184	$15	$—	$1,276
Collectively evaluated for impairment	2,311	2,682	1,104	487	3,073	289	339	10,285

Balance, end of period	$3,182	$2,846	$1,146	$487	$3,257	$304	$339	$11,561

	Three Months Ended June 30, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,257	$3,062	$1,965	$442	$4,086	$350	$272	$14,434
Provision	217	461	98	(25)	51	(19)	86	869
Charge-offs	285	1,017	62	—	464	3	169	2,000
Recoveries	175	81	13	13	34	9	58	383

Ending balance	$4,364	$2,587	$2,014	$430	$3,707	$337	$247	$13,686

Individually evaluated for impairment	$1,317	$999	$167	$—	$255	$68	$—	$2,806
Collectively evaluated for impairment	3,047	1,588	1,847	430	3,452	269	247	10,880

Balance, end of period	$4,364	$2,587	$2,014	$430	$3,707	$337	$247	$13,686

	Six Months Ended June 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251
Provision	(18)	149	(137)	(14)	130	(62)	(37)	11
Charge-offs	516	1,998	331	—	475	125	63	3,508
Recoveries	23	335	34	—	86	155	174	807

Ending balance	$3,182	$2,846	$1,146	$487	$3,257	$304	$339	$11,561

Individually evaluated for impairment	$871	$164	$42	$—	$184	$15	$—	$1,276
Collectively evaluated for impairment	2,311	2,682	1,104	487	3,073	289	339	10,285

Balance, end of period	$3,182	$2,846	$1,146	$487	$3,257	$304	$339	$11,561

	Six Months Ended June 30, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,620	$2,973	$2,002	$429	$4,059	$379	$412	$14,874
Provision	127	869	384	116	330	(43)	(195)	1,588
Charge-offs	641	1,336	391	128	721	17	256	3,490
Recoveries	258	81	19	13	39	18	286	714

Ending balance	$4,364	$2,587	$2,014	$430	$3,707	$337	$247	$13,686

Individually evaluated for impairment	$1,317	$999	$167	$—	$255	$68	$—	$2,806
Collectively evaluated for impairment	3,047	1,588	1,847	430	3,452	269	247	10,880

Balance, end of period	$4,364	$2,587	$2,014	$430	$3,707	$337	$247	$13,686

	Year Ended December 31, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,620	$2,973	$2,002	$429	$4,059	$379	$412	$14,874
Provision	(77)	3,471	316	154	430	(57)	121	4,358
Charge-offs	1,283	2,209	760	193	1,512	17	675	6,649
Recoveries	433	125	22	111	539	31	407	1,668

Ending balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251

Individually evaluated for impairment	$1,152	$2,329	$168	$—	$318	$101	$—	$4,068

Collectively evaluated for impairment	2,541	2,031	1,412	501	3,198	235	265	10,183

Balance, end of year	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251

The following tables present, by portfolio segment and reserving methodology, the Bank’s gross investment in loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Individually evaluated for impairment	$9,992	$15,203	$1,314	$—	$6,694	$351	$—	$33,554
Collectively evaluated for impairment	221,525	149,951	54,892	9,431	51,023	11,261	3,274	501,357

	$231,517	$165,154	$56,206	$9,431	$57,717	$11,612	$3,274	$534,911

	December 31, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Individually evaluated for impairment	$9,865	$20,943	$1,612	$—	$7,119	$531	$—	$40,070
Collectively evaluated for impairment	215,655	134,690	55,224	8,952	57,808	7,754	3,654	483,737

	$225,520	$155,633	$56,836	$8,952	$64,927	$8,285	$3,654	$523,807

Portfolio Quality Indicators

The Bank’s portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. The Bank’s internal credit risk grading system is based on experiences with similarly graded loans, industry best practices, and regulatory guidance. Credit risk grades are refreshed each quarter as they become available, at which time management analyzes the resulting information, as well as other external statistics and factors, to track loan performance.

The Bank’s internally assigned grades pursuant to the Board-approved lending policy are as follows:

•	Pass (1-5) – Acceptable loans with any identifiable weaknesses appropriately mitigated.

•	Special Mention (6) – Potential weakness or identifiable weakness present without appropriate mitigating factors; however, loan continues to perform satisfactorily with no material delinquency noted. This may include some deterioration in repayment capacity and/or loan-to-value of securing collateral.

•	Substandard (7) – Significant weakness that remains unmitigated, most likely due to diminished repayment capacity, serious delinquency, and/or marginal performance based upon restructured loan terms.

•	Doubtful (8) – Significant weakness that remains unmitigated and collection in full is highly questionable or improbable.

•	Loss (9) – Collectability is unlikely resulting in immediate charge-off.

Description of segment and class risks

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list in not exhaustive, it provides a description of the risks that management has determined are the most significant.

One- to four family residential

We centrally underwrite each of our one-to four family residential loans using credit scoring and analytical tools consistent with the Board-approved lending policy and internal procedures based upon industry best practices and regulatory directives. Loans to be sold to secondary market investors must also adhere to investor guidelines. We also evaluate the value and marketability of that collateral. Common risks to each class of non-commercial loans, including one-to-four family residential, include risks that are not specific to individual transactions such as general economic conditions within our markets, particularly unemployment and potential declines in real estate values. Personal events such as death, disability or change in marital status also add risk to non-commercial loans.

Commercial real estate

Commercial mortgage loans are primarily dependent on the ability of our customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer’s business results are significantly unfavorable versus the original projections, the ability for our loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans are secured by real property and possibly other business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation. Other commercial real estate loans consist primarily of loans secured by multifamily housing and agricultural loans. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in our customer having to provide rental rate concessions to achieve adequate occupancy rates. The performance of agricultural loans are highly dependent on favorable weather, reasonable costs for seed and fertilizer, and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower.

Home equity and lines of credit

Home equity loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render our second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lienholders that may further weaken our collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

Residential construction and other construction and land

Residential mortgage construction loans are typically secured by undeveloped or partially developed land with funds to be disbursed as home construction is completed contingent upon receipt and satisfactory review of invoices and inspections. Declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the collateral’s current market value. Non-commercial construction and land development loans can experience delays in completion and/or cost overruns that exceed the borrower’s financial ability to complete the project. Cost overruns can result in foreclosure of partially completed collateral with unrealized value and diminished marketability. Commercial construction and land development loans are dependent on the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and building lots. Deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers.

Commercial

We centrally underwrite each of our commercial loans based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. We strive to gain a complete understanding of our borrower’s businesses including the experience and background of the principals. To the extent that the loan is secured by collateral, which is a predominant feature of the majority of our commercial loans, or other assets including accounts receivable and inventory, we gain an understanding of the likely value of the collateral and what level of strength it brings to the loan transaction. To the extent that the principals or other parties are obligated under the note or guaranty agreements, we analyze the relative financial strength and liquidity of each guarantor. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, as well as risks that are specific to each transaction including volatility or seasonality of cash flows, changing demand for products and services, personal events such as death, disability or change in marital status, and reductions in the value of our collateral.

Consumer

The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

The following tables present the recorded investment in gross loans, by loan grade, as of June 30, 2014 and December 31, 2013.

June 30, 2014
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity Loans and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Other	Total
	(Dollars in thousands)
1	$—	$70	$—	$—	$—	$174	$—	$244
2	—	—	—	—	—	100	—	100
3	70,458	14,283	5,995	4	5,606	977	46	97,369
4	65,414	26,330	10,866	1,640	15,159	1,202	130	120,741
5	44,796	85,175	11,537	1,224	21,057	4,972	66	168,827
6	7,206	19,315	1,100	1,647	2,662	1,226	2	33,158
7	8,479	19,635	1,843	—	9,587	563	—	40,107

	$196,353	$164,808	$31,341	$4,515	$54,071	$9,214	$244	$460,546
Ungraded Loan Exposure:
Performing	$34,327	$346	$24,685	$4,916	$3,588	$2,398	$3,030	$73,290
Nonperforming	837	—	180	—	58	—	—	1,075

Subtotal	$35,164	$346	$24,865	$4,916	$3,646	$2,398	$3,030	$74,365

Total	$231,517	$165,154	$56,206	$9,431	$57,717	$11,612	$3,274	$534,911

December 31, 2013
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
1	$—	$—	$—	$—	$—	$176	$—	$176
2	—	—	—	—	—	100	—	100
3	73,574	11,960	6,720	607	6,241	598	477	100,177
4	64,548	28,164	12,250	2,670	14,489	1,000	231	123,352
5	41,272	72,975	11,625	1,555	25,926	4,232	855	158,440
6	10,362	18,167	1,578	1,723	4,331	1,495	14	37,670
7	10,503	24,346	1,953	—	9,626	590	1	47,019

	$200,259	$155,612	$34,126	$6,555	$60,613	$8,191	$1,578	$466,934
Ungraded Loan Exposure:
Performing	$25,261	$21	$22,710	$2,397	$4,314	$94	$2,076	$56,873
Nonperforming	—	—	—	—	—	—	—	—

Subtotal	$25,261	$21	$22,710	$2,397	$4,314	$94	$2,076	$56,873

Total	$225,520	$155,633	$56,836	$8,952	$64,927	$8,285	$3,654	$523,807

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class as of June 30, 2014 and December 31, 2013. The Bank does not accrue interest on loans greater than 90 days past due.

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
One-to four-family residential	$4,829	$985	$2,772	$8,586	$222,931	$231,517
Commercial real estate	7,066	210	789	8,065	157,089	165,154
Home equity and lines of credit	465	145	826	1,436	54,770	56,206
Residential construction	47	65	—	112	9,319	9,431
Other construction and land	2,361	8	254	2,623	55,094	57,717
Commercial	29	—	148	177	11,435	11,612
Consumer	18	3	—	21	3,253	3,274

Total	$14,815	$1,416	$4,789	$21,020	$513,891	$534,911

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
One-to four-family residential	$5,539	$669	$2,587	$8,795	$216,725	$225,520
Commercial real estate	4,746	53	722	5,521	150,112	155,633
Home equity and lines of credit	313	29	350	692	56,144	56,836
Residential construction	120	—	—	120	8,832	8,952
Other construction and land	499	185	970	1,654	63,273	64,927
Commercial	—	35	—	35	8,250	8,285
Consumer	18	9	—	27	3,627	3,654

Total	$11,235	$980	$4,629	$16,844	$506,963	$523,807

Impaired Loans

The Bank had investments in non-homogeneous loans that were considered impaired. The following table presents investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Recorded	Unpaid Principal	Specific	Recorded	Unpaid Principal	Specific
	Balance	Balance	Allowance	Balance	Balance	Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$5,141	$5,801	$—	$4,158	$4,539	$—
Commercial real estate	12,638	15,310	—	8,567	9,518	—
Home equity and lines of credit	1,085	1,200	—	1,102	1,262	—
Residential construction	—	—	—	—	—	—
Other construction and land	4,783	5,784	—	5,455	6,464	—
Commercial	17	17	—	—	—	—

	$23,664	$28,112	$—	$19,282	$21,783	$—

Loans with a valuation allowance
One-to four-family residential	$4,851	$4,851	$871	$5,707	5,707	$1,152
Commercial real estate	2,565	2,565	164	12,376	12,376	2,329
Home equity and lines of credit	229	229	42	510	510	168
Residential construction	—	—	—	—	—	—
Other construction and land	1,911	1,911	184	1,664	1,664	318
Commercial	334	334	15	531	531	101

	$9,890	$9,890	$1,276	$20,788	$20,788	$4,068

Total
One-to four-family residential	$9,992	10,652	871	$9,865	$10,246	$1,152
Commercial real estate	15,203	17,875	164	20,943	21,894	2,329
Home equity and lines of credit	1,314	1,429	42	1,612	1,772	168
Residential construction	—	—	—	—	—	—
Other construction and land	6,694	7,695	184	7,119	8,128	318
Commercial	351	351	15	531	531	101

	$33,554	$38,002	$1,276	$40,070	$42,571	$4,068

Lost interest income on impaired loans for the three months ended June 30, 2014 and 2013 was $0.2 million and $0.4 million, respectively. Lost interest income on impaired loans for the six months ended June 30, 2014 and 2013 was $0.3 million and $0.7 million, respectively. The following table presents average impaired loans by class segment for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$5,839	$39	$2,028	$25	$5,400	$83	$4,039	$40
Commercial real estate	15,059	137	5,229	54	14,293	238	7,224	90
Home equity and lines of credit	1,200	12	787	11	1,126	24	1,017	17
Residential construction	—	—	606	6	—	—	815	9
Other construction and land	5,795	57	7,093	60	6,169	115	8,153	87
Commercial	18	—	—	—	19	—	—	—

	$27,911	$245	$15,743	$156	$27,007	$460	$21,248	$243

Loans with a valuation allowance
One-to four-family residential	$4,865	$54	$6,041	$67	$5,215	$116	$6,493	$128
Commercial real estate	2,573	25	14,169	159	2,790	58	11,618	342
Home equity and lines of credit	229	2	328	5	303	6	511	9
Residential construction	1,921	—	136	—	1,932	—	—	2
Other construction and land	336	24	2,514	18	338	48	1,600	39
Commercial	—	5	351	5	—	10	348	10

	$9,924	$110	$23,539	$254	$10,578	$238	$20,570	$530

Total
One-to four-family residential	$10,704	$93	$8,069	$92	$10,615	$199	$10,532	$168
Commercial real estate	17,632	162	19,398	213	17,083	296	18,842	432
Home equity and lines of credit	1,429	14	1,115	16	1,429	30	1,528	26
Residential construction	1,921	—	742	6	1,932	—	815	11
Other construction and land	6,131	81	9,607	78	6,507	163	9,753	126
Commercial	18	5	351	5	19	10	348	10

	$37,835	$355	$39,282	$410	$37,585	$698	$41,818	$773

Nonperforming Loans and Assets

The following table summarizes the balances of nonperforming loans and assets as of June 30, 2014 and December 31, 2013. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
One-to four-family residential	$3,394	2,794
Commercial	6,494	10,212
Home equity loans and lines of credit	938	350
Residential construction	—	—
Other construction and land	1,376	2,068
Commercial	165	190
Consumer	—	13

Non-performing loans	$12,367	15,627
Real estate owned	7,485	10,506

Non-performing assets	$19,852	26,133

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	June 30, 2014
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)
One-to-four family residential	$5,542	$976	$6,518
Commercial real estate	9,033	5,545	14,578
Home equity and lines of credit	445	—	445
Other construction and land	5,552	962	6,514
Commercial	334	17	351

	$20,906	$7,500	$28,406

	December 31, 2013
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)
One-to-four family residential	$5,786	$643	$6,429
Commercial real estate	10,690	694	11,384
Home equity and lines of credit	510	—	510
Residential construction	—	—	—
Other construction and land	5,688	638	6,326
Commercial real estate	341	—	341

	$23,015	$1,975	$24,990

Loan modifications that were considered TDR’s during the three and six months ended June 30, 2014 and 2013 are summarized in the tables below:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to four-family residential	1	$218	$161	2	$409	$326
Home equity loans and lines of credit	—	—	—	1	50	40

	1	$218	$161	3	$459	$366

Extended payment terms:
Other construction and land	1	$666	$556	2	$720	$596
Commercial real estate	3	4,451	3,039	7	6,770	5,332
Commercial	—	—	—	1	18	12

	4	$5,117	$3,595	10	$7,508	$5,940

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to four-family residential	2	$350	$280	3	$486	$398
Commercial real estate	1	346	346	2	1,802	1,604
Home equity loans and lines of credit	1	183	183	2	263	151

	4	$879	$809	7	$2,551	$2,153

Extended payment terms:
Other construction and land	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

	—	$—	$—	—	$—	$—

The following table summarizes TDR’s that have defaulted within 12 months after being modified during the three and six month periods ending June 30, 2014 and 2013.

	During the Three Months Ended June 30, 2014			During the Three Months Ended June 30, 2013
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
		(Dollars in thousands)			(Dollars in thousands)
Below market interest rate:
One-to four-family residential	1	$135	$135	—	$—	$—
Other construction and land	—	—	—	—	—	—

	1	$135	$135	—	$—	$—
Extended payment terms:
Commercial real estate	1	$215	$215	—	$—	$—

	2	$350	$350	—	$—	$—

	During the Six Months Ended June 30, 2014			During the Six Months Ended June 30, 2013
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
		(Dollars in thousands)			(Dollars in thousands)
Below market interest rate:
One-to four-family residential	1	$135	$135	—	$—	$—
Other construction and land	—	—	—	—	—	—

	1	$135	$135	—	$—	$—
Extended payment terms:
Commercial real estate	1	$215	$215	—	$—	$—

	2	$350	$350	—	$—	$—

NOTE 5. REAL ESTATE OWNED

The following table summarizes real estate owned and changes in the valuation allowance for real estate for the three and six months ended June 30, 2014 and 2013.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Real estate owned, gross	$10,146	$16,066
Less: Valuation allowance	2,661	5,560

Real estate owned, net	$7,485	$10,506

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Valuation allowance, beginning	$5,119	$3,986	$5,560	$3,635
Provision charged to expense	462	1,239	1,097	1,839
Reduction due to disposal	(2,920)	(483)	(3,996)	(732)

Valuation allowance, ending	$2,661	$4,742	$2,661	$4,742

NOTE 6. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others as of June 30, 2014 and December 31, 2013 is detailed below.

June 30, 2014		December 31, 2013
	(Dollars in thousands)
$243,337		$255,475

The following summarizes the activity in the balance of loan servicing rights for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Loan servicing rights, beginning of period	$2,051	$1,937	$1,883	$1,908
Capitalization from loans sold	162	72	210	101
Fair value adjustment	(124)	—	(4)	—

Loan servicing rights, end of period	$2,089	$2,009	$2,089	$2,009

The Bank held custodial escrow deposits of $1,228 and $604 for loan servicing accounts at June 30, 2014 and December 31, 2013, respectively.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the six months ended June 30, 2014 and 2013 and the year ended December 31, 2013.

	As of and for the				Year-ended
	Six months ended June 30,				December 31,
	2014		2013		2013
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$80,959	—	70,178	—	70,127	—
Interest-bearing demand	89,912	63	76,720	65	81,645	134
Money Market	187,268	499	177,920	576	183,504	1,122
Savings	26,874	18	25,518	18	25,593	36
Certificates of Deposit	327,563	2,109	326,733	2,339	323,357	4,534

	$712,576	2,689	677,069	2,998	684,226	5,826

NOTE 8. JUNIOR SUBORDINATED DEBT

Bancorp issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I (Trust), to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for Bancorp. The notes accrue and pay interest quarterly at a rate per annum, reset quarterly, equal to 90-day LIBOR plus 2.80% (3.03% at June 30, 2014). The notes mature on March 30, 2034.

Bancorp has the right to redeem the notes, in whole or in part, on or after March 30, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Company may redeem the notes in whole (but not in part) upon the occurrence of a capital disqualification event, an investment company event, or a tax event at a specified redemption price as defined in the indenture.

Bancorp also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. As of June 30, 2014 and December 31, 2013, Bancorp has deferred payments of interest on the notes for 15 and 13 consecutive quarters in the aggregate amount of $1.7 million and $1.6 million, respectively.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
		Held to Maturity	Deferred Tax
	Available	Securities	Valuation
	for Sale	Transferred	Allowance
	Securities	from AFS	on AFS	Total
		(Dollars in thousands)
Balance, beginning of period	$(2,052)	$(1,257)	$(2,049)	$(5,358)
Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	782	782
Change in net unrealized holding losses on securities available for sale	2,314	—	—	2,314
Reclassification adjustment for net securities gains realized in net income	(317)	—	—	(317)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	50	—	50
Income tax expense	(763)	(19)	—	(782)

Balance, end of period	$(818)	$(1,226)	$(1,267)	$(3,311)

	Three Months Ended June 30, 2013
		(Dollars in thousands)
Balance, beginning of period	$1,194	$—	$351	$1,545
Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	—	(1,964)	(1,964)
Change in unrealized holding gains on securities available for sale	(5,939)	—	—	(5,939)
Reclassification adjustment for net securities gains realized in net income	(98)	—	—	(98)
Income tax benefit	2,373	—	—	2,373

Balance, end of period	$(2,470)	$—	$(1,613)	$(4,083)

	Six Months Ended June 30, 2014
		(Dollars in thousands)
Balance, beginning of period	$(3,374)	$(1,242)	$(2,860)	$(7,476)
Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	1,593	1,593
Change in net unrealized holding losses on securities available for sale	4,444	—	—	4,444
Reclassification adjustment for net securities gains realized in net income	(379)	—	—	(379)
Transfer of net unrealized loss from available for sale to held to maturity	74	(74)	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	100	—	100
Income tax expense	(1,583)	(10)	—	(1,593)

Balance, end of period	$(818)	$(1,226)	$(1,267)	$(3,311)

	Six Months Ended June 30, 2013
		(Dollars in thousands)
Balance, beginning of period	$1,266	$—	$619	$1,885
Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	—	(2,232)	(2,232)
Change in unrealized holding gains on securities available for sale	(6,297)	—	—	(6,297)
Reclassification adjustment for net securities gains realized in net income	(98)	—	—	(98)
Income tax benefit	2,659	—	—	2,659

Balance, end of period	$(2,470)	$—	$(1,613)	$(4,083)

The following table shows the line items in the consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Gain on sale of investments, net	$317	$98	$379	$98
Tax effect	(121)	(37)	(145)	(37)

Impact, net of tax	196	61	234	61
Interest income taxable securities	50	—	100	—
Tax effect	(19)	—	(38)	—

Impact, net of tax	31	—	62	—
Total reclassifications, net of tax	$227	$61	$296	$61

NOTE 10. COMMITMENTS AND CONTINGENCIES

To accommodate the financial needs of its customers, the Bank makes commitments under various terms to lend funds. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held includes first and second mortgages on one-to-four family dwellings, accounts receivable, inventory, and commercial real estate. Certain lines of credit are unsecured.

The following summarizes the Bank’s approximate commitments to fund lines of credit at June 30, 2014:

June 30,
(Dollars in thousands)	2014
Home equity and other lines	$69,974
Consumer and other lines	2,516

$72,490

As of June 30, 2014, the Company had outstanding commitments to originate mortgage loans of the following:

	June 30, 2014
	Amount	Range of Rates
	(Dollar in thousands)
Fixed	$474	4.00% to 4.875%
Variable	100	6.75%

	$574

The allowance for unfunded commitments was $0.1 million at June 30, 2014 and December 31, 2013.

The Bank is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of June 30, 2014 and December 31, 2013.

In the normal course of business, Bancorp is periodically involved in litigation. In the opinion of Bancorp’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 11. FAIR VALUE DISCLOSURES

We use fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale, mortgage servicing rights and mortgage derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans and other real estate owned.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which is developed, based on market data we have obtained from independent sources. Unobservable inputs reflect our estimate of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

•	Level 2: valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

•	Level 3: valuation is derived from other valuation methodologies, including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Securities

We obtain fair values for debt securities from a third-party pricing service, which utilizes several sources for valuing fixed-income securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Included in securities is an investment in an exchange traded bond fund which is valued by reference to quoted market prices and considered a Level 1 security.

Loan Servicing Rights

Loan servicing rights are carried at fair value as determined by a third party valuation firm. The valuation model utilizes a discounted cash flow analysis using discount rates and prepayment speed assumptions used by market participants. The Bank classifies loan servicing right fair value measurements as Level 3.

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. The Company classifies these instruments as Level 3.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. Loans held for sale carried at fair value are classified as Level 2.

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of impaired loans is estimated using either the value of the collateral (less selling costs if repayment is expected from liquidation of the collateral) or discounted cash flows. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3.

Real Estate Owned

Real estate owned obtained in partial or total satisfaction of a loan is recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent, state certified appraisers. Like impaired loans, appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. Real estate owned carried at fair value is classified as Level 3.

In addition to financial instruments recorded at fair value in our financial statements, fair value accounting guidance requires disclosure of the fair value of all of an entity’s assets and liabilities that are considered financial instruments. The majority of our assets and liabilities are considered financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaged in an exchange transaction. Also, it is our general practice and intent to hold our financial instruments to maturity and to not engage in trading or sales activities. For fair value disclosure purposes, we substantially utilize the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, we use present value methods to determine the fair value of our financial instruments.

Following is a description of valuation methodologies used for the disclosure of the fair value of financial instruments not carried at fair value:

Cash and Cash Equivalents

The carrying amount of such instruments is deemed to be a reasonable estimate of fair value.

Loans

The fair value of variable rate performing loans is based on carrying values adjusted for credit risk. The fair value of fixed rate performing loans is estimated using discounted cash flow analyses, utilizing interest rates currently being offered for loans with similar terms, adjusted for credit risk. The fair value of nonperforming loans is based on their carrying values less any specific reserve. A prepayment assumption is used to estimate the portion of loans that will be repaid prior to their scheduled maturity. No adjustment has been made for the illiquidity in the market for loans as there is no active market for many of the Company’s loans on which to reasonably base this estimate.

Bank Owned Life Insurance

Fair values approximate net cash surrender values.

FHLB Stock

No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

Deposits

The fair values disclosed for demand deposits are equal to the amounts payable on demand at the reporting date. The fair value of certificates of deposit are estimated by discounting the amounts payable at the certificate rates using the rates currently offered for deposits of similar remaining maturities.

Advances from the FHLB

The fair values disclosed for fixed rate long-term borrowings are determined by discounting their contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities. The carrying amounts of variable rate long-term borrowings approximate their fair values.

Junior Subordinated Notes

The carrying amount approximates fair value because the debt is variable rate tied to LIBOR .

Accrued Interest Receivable and Payable

Since these financial instruments will typically be received or paid within three months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

Loan Commitments

Estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$25,248	$—	$25,248
Municipal securities	—	21,855	—	21,855
Mortgage-backed securities	—	123,119	—	123,119
Mutual fund	581	—	—	581

	581	170,222	—	170,803
Loan servicing rights	—	—	2,089	2,089
Interest rate lock commitments	—	—	61	61
Forward sales commitments	—	—	6	6

Total assets	$581	$170,222	$2,156	$172,959

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$21,899	$—	$21,899
Municipal securities	—	25,602	—	25,602
Mortgage-backed securities	—	107,415	—	107,415
Mutual fund	568	—	—	568

	568	154,916	—	155,484
Loan servicing rights	—	—	1,883	1,883
Forward sales commitments	—	—	12	12

Total assets	$568	$154,916	$1,895	$157,379

Interest rate lock commitments	—	—	7	7

Total liabilities	—	—	7	7

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value as of and for the three and six months ended June 30, 2014 and 2013

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$2,071	$1,937	$1,888	$1,908
Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	162	72	210	101
Fair value adjustment	(124)	—	(4)	—
Mortgage derivative gains included in Other income	47	—	62	—

Balance at end of period	$2,156	$2,009	$2,156	$2,009

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013. There were no loans held for sale carried at fair value at either June 30, 2014 or December 31, 2013.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Loans held for sale	$—	—	—	—
Impaired loans	—	—	32,278	32,278
Real estate owned	—	—	7,485	7,485

Total assets	$—	—	39,763	39,763

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Loans held for sale	—	—	—	—
Impaired loans	—	—	36,002	36,002
Real estate owned	—	—	10,506	10,506

Total assets	$—	—	46,508	46,508

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2014.

	Valuation Technique	Unobservable Input	General Range
Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 - 30%
	Present value of cash flows	Default rates	0 - 10%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 - 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	7 - 30%
		Discount rate	12%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	95% - 105%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at June 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and equivalents	$39,810	$39,810	$39,810	$—	$—
Securities available for sale	170,803	170,803	581	170,222	—
Securities held to maturity	25,487	26,305	—	26,305	—
Loans held for sale	7,921	8,668	—	8,668	—
Loans receivable, net	519,849	545,582	—	—	545,582
Real estate owned	7,485	7,485	—	—	7,485
Federal Home Loan Bank stock	2,515	2,515	—	2,515	—
Interest receivable	2,671	2,671	—	—	2,671
Bank owned life insurance	20,187	20,187	—	—	20,187
Mortgage servicing rights	2,089	2,089	—	—	2,089
Forward sales commitments	6	6	—	—	6
Interest rate lock commitments	61	61	—	—	61
Liabilities:
Demand deposits	$385,013	$385,013	$—	$—	$385,013
Certificate deposits	327,563	331,135	—	—	331,135
Federal Home Loan Bank advances	40,000	41,984	—	—	41,984
Junior subordinated debentures	14,433	14,433	—	—	14,433
Accrued interest payable	2,068	2,068	—	—	2,068

		Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and equivalents	$34,316	$34,316	$34,316	$—	$—
Securities available for sale	155,484	155,484	568	154,916	—
Securities held to maturity	20,988	20,098	—	20,098	—
Loans held for sale	5,688	6,151	—	6,151	—
Loans receivable, net	507,623	526,395	—	—	526,395
Real estate owned	10,506	10,506	—	—	10,506
Federal Home Loan Bank stock	2,724	2,724	—	2,724	—
Interest receivable	2,673	2,673	—	—	2,673
Bank owned life insurance	19,961	19,961	—	—	19,961
Mortgage servicing rights	1,883	1,883	—	—	1,883
Forward sales commitments	12	12	—	—	12
Liabilities:
Demand deposits	$360,869	$360,869	$—	$—	$360,869
Certificate deposits	323,357	327,280	—	—	327,280
Federal Home Loan Bank advances	40,000	41,845	—	—	41,845
Junior subordinated debentures	14,433	14,433	—	—	14,433
Accrued interest payable	2,023	2,023	—	—	2,023
Interest rate lock commitments	7	7	—	—	7

NOTE 12. REGULATORY MATTERS

Bancorp and the Bank are subject to various regulatory capital requirements administered by their respective federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancorp’s consolidated financial statements. On April 21, 2014, the Bank entered into a memorandum of understanding (the “Memorandum of Understanding”) with the FDIC and the North Carolina Commissioner of Banks (“Commissioner,” and together with the FDIC, the “Bank Supervisory Authorities”), which replaced the consent order entered into in 2012 that was terminated in April 2014. In 2012, Bancorp entered into a written agreement (the “Written Agreement”) with the FRB. As part of the Memorandum of Understanding, the Bank Supervisory Authorities require the Bank to maintain a tier 1 leverage capital ratio of not less than 8.0%. At June 30, 2014, the Bank had a tier 1 leverage capital ratio of 7.16%. For additional information regarding the Memorandum of Understanding and the Written Agreement, see “Supervision and Regulation—Regulatory Agreements” on page 112 of the Registration Statement.

Because the Bank does not satisfy the minimum 8.0% tier 1 leverage capital ratio required by the Memorandum of Understanding, the Bank may not accept, renew, or roll over brokered deposits, and is subject to restrictions on the rate of interest it may pay on deposits.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

Following are the required and actual capital amounts and ratios for the Bank:

					To meet the
			For Capital		Requirements of the
	Actual		Adequacy Purposes		Memorandum of Understanding
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2014:
Tier I Leverage Capital	$57,634	7.16%	$32,218	≥4%		$64,437	≥8%
Tier 1 Risk-based Capital	$57,634	11.02%	$20,925	≥4%	$	N/A	N/A
Total Risk-based Capital	$64,184	12.27%	$41,850	≥8%		$57,543	≥11%
As of December 31, 2013:
Tier I Leverage Capital	$54,775	7.02%	$31,190	≥4%		$62,380	≥8%
Tier 1 Risk-based Capital	$54,775	10.70%	$20,484	≥4%	$	N/A	N/A
Total Risk-based Capital	$61,274	11.97%	$40,968	≥8%		$56,331	≥11%

Following are the required and actual capital amounts and ratios for Bancorp:

			For Capital
	Actual		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Tier I Leverage Capital	$56,550	7.02%	$32,218	≥4%
Tier I Risk-based Capital	$56,550	10.80%	$20,949	≥4%
Total Risk Based Capital	$63,100	12.05%	$41,899	≥8%
As of December 31, 2013:
Tier I Leverage Capital	$53,806	6.90%	$31,190	≥4%
Tier I Risk-based Capital	$53,806	10.52%	$20,459	≥4%
Total Risk Based Capital	$60,297	11.79%	$40,917	≥8%

NOTE 13. SUBSEQUENT EVENTS

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currently, Entegra has no assets or liabilities, and has not conducted any business other than that of an organizational nature. Therefore, the discussion presented herein is intended to provide an overview of the changes in financial condition and results of operations during the time periods required by Item 303 of Regulation S-K for Macon Bancorp and its wholly-owned subsidiary Macon Bank. As used herein, terms such as “we”, “our”, and “us” refer to Bancorp and the Bank, unless the context indicates another meaning.

The consolidated financial statements also include the accounts and results of operations of the Bank’s wholly-owned subsidiary. This discussion and analysis is intended to complement the unaudited financial statements, notes and supplemental financial data in this Quarterly Report on Form 10-Q, and should be read in conjunction therewith

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Entegra and Bancorp are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our failure to comply with the terms of the Memorandum of Understanding and Written Agreement (the “Regulatory Agreements”);

•	the effect of the requirements of the Regulatory Agreements to which we are subject and any further regulatory actions;

•	our failure to secure the timely termination of the Regulatory Agreements;

•	our failure to obtain regulatory approval to bring current and resume ongoing interest payments on our trust preferred securities prior to December 30, 2015;

•	the occurrence of an ownership change under applicable tax rules that could limit our ability to utilize losses to offset future taxable income;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, FASB, the SEC and the PCAOB;

•	changes in our key personnel, and our compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

See also those risk factors identified in the section headed “Risk Factors,” beginning on page 16 of the Registration Statement.

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2014 have remained unchanged from the disclosures presented in our Registration Statement.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2014 and December 31, 2013, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

Overview

We are a mutual holding company headquartered in Franklin, North Carolina with assets of $820.3 million at June 30, 2014. We provide a full range of financial services through offices located in Cherokee, Henderson, Jackson, Macon, Polk and Transylvania counties, North Carolina. We provide full service retail and commercial banking products as well as wealth management services through a third party.

We earn revenue primarily from interest on loans and securities, and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provisions for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.

Our mission is to become the financial services provider of choice within the markets that we serve. We plan to do this by delivering exceptional service and value. Our strategic plan focuses on growth by expanding into contiguous markets with higher growth potential, while diversifying the current loan portfolio.

During the six months ended June 30, 2014, we continued to execute on our key strategic initiatives of stabilizing the loan portfolio and improving asset quality, while generating earnings and increasing capital. Our focus throughout the remainder of 2014 will be on loan growth to increase our net interest income, implementing opportunities to increase fee income, improving asset quality and closely monitoring operating expenses. We strive to be well-positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operational infrastructure in order to be positioned to take advantage of opportunities for growth as they may arise.

Our results of operations are significantly affected by general economic and competitive conditions in our market areas and nationally, as well as changes in interest rates, sources of funding, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of Bancorp’s operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registration Statement.

Earnings Summary

Net income for the three months ended June 30, 2014 was $0.7 million compared to $0.4 million for the same period in 2013. Net income for the six months ended June 30, 2014 was $2.8 million compared to $1.2 million for the same period in 2013. The increase in net income for each period was primarily related to a reduction in provision for loan losses and real estate owned related expenses, partially offset by a reduction in noninterest income.

Net interest income was unchanged at $6.3 million for the three months ended June 30, 2014 and increased $1.1 million, or 9.3%, to $13.3 million for the six months ended June 30, 2014, compared to the same periods in 2013. This improvement in net interest income was the result of an enhanced tax-equivalent net interest margin of 3.67% for the six months ended June 30, 2014 compared to 3.47% for the same period during 2013. The improved margin was primarily the result of the favorable resolution and restructuring of two commercial loans, which resulted in the recognition of approximately $1.1 million of deferred interest and discounts.

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with GAAP, management uses, and this Quarterly Report contains or references, certain non-GAAP financial measures, such as core efficiency ratio and core income. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and performance trends as they facilitate comparisons with the performance of other financial institutions. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

The following table shows the differences between income before taxes calculated in accordance with GAAP and income before taxes calculated on a non-GAAP basis for the periods indicated:

	For the three months ended,		For the six months ended,
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Income before taxes—GAAP	$2,169	$821	$4,515	$1,582
Adjustments to income before taxes:
Provision for loan losses	6	869	11	1,588
Gain on sale of investments, net	(317)	(98)	(379)	(98)
Other than temporary impairment	—	—	76	—
REO operations	140	301	357	655
REO valuation	462	1,239	1,097	1,839
(Gain)/loss on Sale of REO	2	12	(10)	(4)

Net adjustment to income before taxes	293	2,323	1,152	3,980

Core income before taxes—non-GAAP	$2,462	$3,144	$5,667	$5,562

The following table shows the differences between the efficiency ratio calculated in accordance with GAAP and the core efficiency ratio calculated on a non-GAAP basis for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Efficiency ratio—GAAP	72.32%	79.29%	72.29%	79.54%
Non interest expense—GAAP	$5,682	$6,469	$11,807	$12,321
Adjustments to non interest expense:
Loss on REO	(464)	(1,251)	(1,087)	(1,835)
REO expense	(140)	(301)	(357)	(655)

Core noninterest expense—non-GAAP	$5,078	$4,917	$10,363	$9,831
Non interest income—GAAP	$1,602	$1,907	$3,010	$3,307
Adjustments to non interest income:
Gain on sale of investments, net	(317)	(98)	(379)	(98)
Other than temporary impairment	—	—	76	—

Core noninterest income—non-GAAP	$1,285	$1,809	$2,707	$3,209
Net interest income—GAAP	$6,255	$6,252	$13,323	$12,184
Net adjustment to efficiency ratio	(4.97)%	(18.29)%	(7.64)%	(15.67)%
Core efficiency ratio—non-GAAP	67.35%	61.00%	64.65%	63.87%

Financial Condition At June 30, 2014 and December 31, 2013

Total assets increased $35.8 million, or 4.6%, to $820.3 million at June 30, 2014 from $784.5 million at December 31, 2013. This increase in assets was comprised primarily of investment securities, which increased $19.8 million, or 11.2%, as deposit growth outpaced loan demand. Cash and cash equivalents increased $5.5 million, or 16.0%, to $39.8 million at June 30, 2014 from $34.3 million at December 31, 2013, and loans receivable increased $9.5 million, or 1.8%, to $531.4 million at June 30, 2014 from $521.9 million at December 31, 2013.

Total liabilities increased $28.8 million, or 3.8%, to $780.8 million at June 30, 2014 from $752.0 million at December 31, 2013, due primarily to strong growth in deposits which increased $28.4 million, or 4.1% to $712.6 million at June 30, 2014 from $684.2 million at December 31, 2013. We did not incur any additional borrowings or indebtedness during the six months ended June 30, 2014.

Total equity increased $6.9 million, or 21.3%, to $39.4 million at June 30, 2014 from $32.5 million at December 31, 2013. This substantial increase was the result of a $4.2 million increase in accumulated other comprehensive income related to an improvement in net unrealized holding gains and losses on securities available for sale, and $2.8 million of net income for the period.

Cash and Cash Equivalents

Total cash and cash equivalents increased $5.5 million, or 16.0% , to $39.8 million at June 30, 2014 from $34.3 million at December 31, 2013. We continue to hold higher than normal levels of liquidity in anticipation of rising interest rates.

Investment Securities

Our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	At June 30,		At December 31,
	2014		2013
	Amortized		Amortized
	Cost	Fair value	Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$10,524	$10,507	$3,557	$3,492
U.S. Government structured agency obligations	15,000	14,741	19,420	18,407
Municipal obligations	22,018	21,855	26,963	25,602
Mortgage-backed securities:
U.S. Government agency	98,369	97,574	88,818	86,224
SBA securities	17,815	17,803	18,472	18,162
Collateralized mortgage obligations	7,817	7,742	3,141	3,029
Mutual funds	583	581	576	568

Total securities available-for-sale	$172,126	$170,803	$160,947	$155,484

Available-for-sale investment securities increased $15.3 million, or 9.9%, to $170.8 million at June 30, 2014 from $155.5 million at December 31, 2013. The increase is primarily related to an increase in deposits over the same period partially offset by the reclassification of $4.4 million of municipal securities from available for sale to held to maturity during the first six months of 2014.

Held-to-maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio as of the most recent quarter and year end.

	At June 30,		At December 31,
	2014		2013
	Amortized		Amortized
	Cost	Fair value	Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government structured agency obligations	$21,090	$21,836	$20,988	$20,098
Municipal obligations	4,397	4,469	—	—

Total securities held-to-maturity	$25,487	$26,305	$20,988	$20,098

Held-to-maturity investment securities increased $4.5 million, or 21.4%, to $25.5 million at June 30, 2014 from $21.0 million at December 31, 2013 primarily as a result of reclassification of municipal securities from available-for-sale to held-to-maturity as mentioned above. The reclassification will remain in effect until the investments are called or mature. We reclassified these securities to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss). The difference between the book values and fair values at the date of the transfer will continue to be reported in a separate component of accumulated other comprehensive income, and will be amortized into income over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) are being amortized back to their par values over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a discount.

Loans

The following table presents our loan portfolio composition and the corresponding percentage of total loans as of the dates indicated. Other construction and land loans include residential acquisition and development loans, commercial undeveloped land and one- to four-family improved and unimproved lots. Commercial real estate includes non-residential owner occupied and non-owner occupied real estate, multi-family, and owner-occupied investment property. Commercial business loans include unsecured commercial loans and commercial loans secured by business assets.

	At June 30,		At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$231,517	43.3%	$225,520	43.1%
Commercial	165,154	30.9	155,633	29.7
Home equity loans and lines of credit	56,206	10.5	56,836	10.9
Residential construction	9,431	1.8	8,952	1.7
Other construction and land	57,717	10.8	64,927	12.4
Commercial	11,612	2.2	8,285	1.6
Consumer	3,274	0.6	3,654	0.7

Total loans, gross	534,911	100.0%	523,807	100.0%

Less:
Deferred loan fees, net	1,690		1,933
Unamortized discount	1,811		—

Total loans, net	$531,410		$521,874

Percentage of total assets	64.8%		66.5%

Net loans increased by $9.5 million, or 1.8%, to $531.4 million at June 30, 2014 from $521.9 million at December 31, 2013. During the second quarter of 2014 we began to experience an improvement in loan demand, primarily in residential and commercial real estate loans. We believe that economic conditions in our primary market area are continuing to improve, albeit at a moderate pace, and that these improving conditions are contributing to an increase in loan demand.

Delinquent Loans

The accrual of interest on loans is discontinued at the time a loan becomes 90 days delinquent or when it becomes impaired, whichever occurs first, unless the loan is well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual is reversed. Interest payments received on nonaccrual loans are generally applied as a direct reduction to the principal outstanding until the loan is returned to accrual status. Interest payments received on nonaccrual loans may be recognized as income on a cash basis if recovery of the remaining principal is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments applied to principal while the loan was on nonaccrual may be recognized in income over the remaining life of the loan after the loan is returned to accrual status.

If a loan is modified in a TDR, the loan is generally placed on non-accrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally six consecutive months, and the ultimate collectability of all amounts contractually due is not in doubt.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	Amount	Amount	Amount	Amount
	(Dollars in thousands)
At June 30, 2014
Real estate loans:
One-to four-family residential	$4,829	$985	$2,772	$8,586
Commercial	7,066	210	789	8,065
Home equity loans and lines of credit	465	145	826	1,436
Residential construction	47	65	—	112
Other construction and land	2,361	8	254	2,623
Commercial	29	—	148	177
Consumer	18	3	—	21

Total loans	$14,815	$1,416	$4,789	$21,020

% of total loans, net	2.79%	0.27%	0.90%	3.96%

At December 31, 2013
Real estate loans:
One-to four-family residential	$5,539	$669	$2,587	$8,795
Commercial	4,746	53	722	5,521
Home equity loans and lines of credit	313	29	350	692
Residential construction	120	—	—	120
Other construction and land	499	185	970	1,654
Commercial	—	35	—	35
Consumer	18	9	—	27

Total loans	$11,235	$980	$4,629	$16,844

% of total loans, net	2.15%	0.19%	0.89%	3.23%

Delinquent loans increased $4.2 million, or 24.8%, to $21.0 million at June 30, 2014 from $16.8 million at December 31, 2013. As noted in the tables above, the largest increase was in the “commercial real estate” category which increased $2.5 million, or 46.1%. Included in commercial real estate loans delinquent 30-59 days at June 30, 2014 is a $6.4 million loan relationship secured by a restaurant, lodge, vacation rentals and land that became delinquent in the second quarter of 2014. This relationship was classified as “substandard” at June 30, 2014.

Non-performing Assets

Non-performing loans include all loans past due 90 days and over, all loans on non-accrual status, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Non-performing assets include non-performing loans and REO. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,	At December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four-family residential	$3,394	$2,794
Commercial	6,494	10,212
Home equity loans and lines of credit	938	350
Other construction and land	1,376	2,068
Commercial	165	190
Consumer	—	13

Total non-performing loans	$12,367	$15,627

REO:
One-to four-family residential	$526	$1,076
Commercial	1,787	2,988
Residential construction	—	210
Other construction and land	5,172	6,232

Total foreclosed real estate	$7,485	$10,506

Total non-performing assets	$19,852	$26,133

Troubled debt restructurings still accruing	$20,906	$23,015

Ratios:
Non-performing loans to total loans, net	2.33%	2.99%
Non-performing assets to total assets	2.42	3.33

Non-performing loans decreased $3.2 million, or 20.5%, to $12.4 million at June 30, 2014 from $15.6 million at December 31, 2013. The largest decrease in the non-performing classification was in commercial loans which declined $3.7 million, or 36.4%. Several commercial relationships returned to accrual status during this period upon demonstration of sustained payment performance and cash flow coverage. Foreclosed real estate decreased $3.0 million, or 28.8%, to $7.5 million at June 30, 2014 from $10.5 million at December 31, 2013, as disposals and write-downs of $4.1 million exceeded additions of $1.1 million. The decrease in non-performing assets reflects the overall improving economy in our primary market area which has resulted in fewer foreclosures and problem assets.

In comparison to March 31, 2014, our non-performing loans have increased $3.4 million, or 37.2%, to $12.4 million at June 30, 2014. This increase is primarily the result of two loans being categorized as non-performing during the second quarter of 2014. The first loan is a $1.8 million commercial real estate loan which is considered to be well secured by a hotel property. The loan was modified and considered a TDR in the second quarter of 2014 and placed on non-accrual status. The modification consisted of a decrease in rate and increase in amortization period with the loan now performing under the restructured terms. The second loan is a $0.7 million home equity line of credit which is secured by a first lien on a residential property and is in the process of foreclosure.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At June 30,	At December 31,
	2014	2013
	(Dollars in thousands)
Classified loans:
Substandard	$40,107	$47,019
Doubtful	—	—
Loss	—	—

Total classified loans:	40,107	47,019
As a % of Total Loans, net	7.55%	9.01%
Special mention	33,158	37,670

Total criticized loans	$73,265	$84,689
As a % of total loans, net	13.79%	16.23%

Total classified loans decreased $6.9 million, or 14.7%, to $40.1 million at June 30, 2014 from $47.0 million at December 31, 2013. Total criticized loans decreased $11.4 million, or 13.5%, to $73.3 million at June 30, 2014 from $84.7 million at December 31, 2013. These reductions reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

Allowance for Loan Losses

The allowance for loan losses reflects our estimates of probable losses inherent in our loan portfolio at the balance sheet date. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of our loans in light of historical experience, the nature and volume of our loan portfolio, adverse situations that may affect our borrowers’ abilities to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The methodology for determining the allowance for loan losses has two main components: the evaluation of individual loans for impairment and the evaluation of certain groups of homogeneous loans with similar risk characteristics.

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan. We individually evaluate all loans classified as “substandard” or nonaccrual. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property (less an estimate of selling costs if foreclosure or sale of the property is anticipated). If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes a weighted average loss rate for the last 16 quarters, with the most recent four quarters weighted more heavily than the least recent four quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0% to 15%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans

•	Collateral values

•	Loan concentrations

•	Economic conditions – including unemployment rates, building permits, and a regional economic index.

Qualitative reserve adjustment factors as a percentage of historical loss rates range from -10% for a favorable trend to +30% for a highly unfavorable trend. These factors are subject to adjustment as economic conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	At or for the three months ended June 30,		At or for the six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$11,956	$14,434	$14,251	$14,874
Charge-offs:
Real Estate:
One- to four-family residential	85	285	516	641
Commercial	205	1,017	1,998	1,336
Home equity loans and lines of credit	188	62	331	391
Residential construction	—	—	—	128
Other construction and land	132	464	475	721
Commercial	125	3	125	17
Consumer	18	169	63	256

Total charge-offs	753	2,000	3,508	3,490

Recoveries:
Real Estate:
One- to four-family residential	22	175	23	258
Commercial	51	81	335	81
Home equity loans and lines of credit	17	13	34	19
Residential construction	—	13	—	13
Other construction and land	8	34	86	39
Commercial	150	9	155	18
Consumer	104	58	174	286

Total recoveries	352	383	807	714

Net charge-offs	401	1,617	2,701	2,776
Provision for loan losses	6	869	11	1,588

Balance at end of period	$11,561	$13,686	$11,561	$13,686

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.30%	1.21%	1.02%	1.02%
Allowance to non-performing loans at period end	93.48	105.10	93.48	105.10
Allowance to total loans, net at period end	2.18	2.65	2.18	2.65

Net charge-offs for the quarter ended June 30, 2014 decreased $1.2 million, or 75.2%, from the corresponding period in the prior year, and were relatively unchanged for the six months ended June 30, 2014 compared to the corresponding period in the prior year. A $1.7 million charge-off was recorded on our largest lending relationship during the first quarter of 2014, and was responsible for the majority of the $2.7 million of charge-offs recorded during the six months ended June 30, 2014. This expected loss was previously reserved for at December 31, 2013, resulting in no impact on the provision for loan losses during the first half of 2014. The charge-off of this previously reserved for exposure resulted in a decrease in the allowance for loan losses to total loans from 2.73% at December 31, 2013 to 2.18% at June 30, 2014. In addition, the overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Although our non-performing loans increased at June 30, 2014 as compared to March 31, 2014, this increase had a minimal impact on the allowance for loan losses since the majority of the new non-performing loans are considered to be well secured. Our coverage ratio of non-performing loans remained strong, increasing slightly from 91.19% at December 31, 2013 to 93.48% at June 30, 2014.

Real Estate Owned (REO)

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
One- to four-family residential	$526	$1,076
Commercial	1,787	2,988
Residential construction	—	210
Other construction and land	5,172	6,232

Total	$7,485	$10,506

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$8,748	$18,483	$10,506	$19,755
Additions	448	990	1,062	2,947
Disposals	(1,253)	(1,254)	(2,979)	(3,752)
Writedowns	(462)	(1,239)	(1,097)	(1,839)
Other	4	(808)	(7)	(939)

Balance, end of period	$7,485	$16,172	$7,485	$16,172

REO decreased $3.0 million, or 28.6%, to $7.5 million at June 30, 2014 from $10.5 million at December 31, 2013, and decreased $8.7 million, or 53.7%, to $7.5 million at June 30, 2014 from $16.2 million at June 30, 2013. As noted in the table above, disposals and write-downs continue to outpace additions in all periods presented. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

Net Deferred Tax Assets

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, we considered the following sources of taxable income:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carry forwards;

•	Taxable income in prior carryback years; and

•	Tax planning strategies that would, if necessary, be implemented.

As a result of the analysis above, we concluded that a valuation allowance was necessary as of June 30, 2014 and December 31, 2013. The recorded balance of net deferred tax assets at June 30, 2014 and December 31, 2013 of $2.4 million and $4.2 million respectively, represents the amount of tax planning strategies available to the Bank. The tax planning strategies utilized include converting tax free municipal income to taxable income, the intention and ability to hold securities with an unrealized loss, and the ability to create taxable gains on certain insurance policies.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of June 30, 2014		As of December 31, 2013
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Savings accounts	$26,874	3.8%	$25,593	3.7%
Time depsosits	317,499	44.6	311,830	45.6
Brokered CDs	10,064	1.4	11,527	1.7
Money market accounts	187,268	26.3	183,504	26.8
Interest-bearing demand accounts	89,912	12.6	81,645	11.9
Noninterest-bearing demand accounts	80,959	11.4	70,127	10.2

Total deposits	$712,576	100.0%	$684,226	100.0%

As noted in the table above, we have experienced deposit growth across all categories, with the exception of brokered deposits, which we expect to completely eliminate by June 2015.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at March 31, 2014 and December 31, 2013 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. The effective interest rate was 3.05% at June 30, 2014 and December 31, 2013. Because of restrictions outlined in the Written Agreement, we have been deferring payment of dividends for 15 consecutive quarters. At June 30, 2014, we have deferred payments of interest on the notes in the amount of $1.7 million.

Equity

Total equity increased $6.9 million, or 21.3%, to $39.4 million at June 30, 2014 from $32.5 million at December 31, 2013. This substantial increase was the result of a $4.2 million increase in accumulated other comprehensive income related to an improvement in net unrealized holding gains and losses on securities available for sale, and $2.8 million of net income for the period.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013.

General. Net income increased $0.3 million, or 70.4%, to $0.7 million for the three months ended June 30, 2014, compared to net income of $0.4 million for the three months ended June 30, 2013. On a pre-tax basis, income increased $1.4 million, or 164.2%, to $2.2 million for the three months ended June 30, 2014 compared to $0.8 million for the three months ended June 30, 2013. These increases were primarily attributable to a decrease in the provision for loan losses of $0.9 million and a decrease in non-interest expense of $0.8 million. The increase in after-tax income was partially offset by an increase in income tax expense of $1.1 million due to an increase in the valuation allowance for our deferred tax asset as a result of limitations in the tax planning strategies available to us.

Net Interest Income. Net interest income before provision for loan losses was unchanged at $6.3 million for the three months ended June 30, 2014, compared to the same period in 2013. The tax-equivalent net interest margin decreased slightly from 3.54% for the quarter ended June 30, 2013 to 3.41% for the same period in 2014. The decline in the margin was primarily the result of reduced loan yields.

The following table sets forth the average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets on a tax-equivalent basis, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average tax-equivalent yields and cost for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the three months ended
	June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$527,604	$6,686	5.14%	$534,690	$7,029	5.33%
Loans, tax exempt (1)	1,947	24	5.00	1,648	27	6.64
Investments—taxable	181,657	973	2.17	162,613	798	1.99
Investment tax exempt (1)	8,737	139	6.45	8,771	141	6.52
FHLB stock	2,515	25	4.03	2,135	14	2.66
Other interest earning assets	1,103	44	16.18	1,038	70	27.35
Interest earning deposits	29,203	18	0.25	13,354	8	0.24

Total interest-earning assets	752,766	7,909	4.26	724,249	8,087	4.53

Noninterest-earning assets	53,458			57,760

Total assets	$806,224			$782,009

Interest-bearing liabilities:
Savings accounts	$26,619	$9	0.14%	$25,823	$10	0.16%
Certificates of deposit	327,430	1,057	1.31	333,303	1,161	1.41
Money market accounts	185,421	247	0.54	179,486	276	0.62
Interest bearing transaction accounts	84,175	35	0.17	77,266	35	0.18

Total interest bearing deposits	623,645	1,348	0.88	615,878	1,482	0.98
FHLB advances	40,000	174	1.76	25,878	159	2.49
Junior subordinated debentures	14,433	52	1.46	14,433	122	3.43

Total interest-bearing liabilities	678,078	1,574	0.94	656,189	1,763	1.09

Noninterest-bearing deposits	75,789			67,503
Other non interest bearing liabilities	12,877			16,257

Total liabilities	766,744			739,949
Net worth	39,480			42,060

Total liabilities and net worth	$806,224			$782,009

Tax-equivalent net interest income		$6,335			$6,324

Net interest-earning assets (2)	$74,688			$68,060

Average interest-earning assets to interest-bearing liabilities	1.11			1.10
Tax-equivalent net interest rate spread (3)			3.32%			3.44%
Tax-equivalent net interest margin (4)			3.41%			3.54%

(1)	Tax exempt loans and investments are calculated giving effect to a 34% federal tax rate.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to change in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and the changes due to volume.

	For the three months ended June 30, 2014
	compared to the three months ended June 30, 2013
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$(93)	$(250)	$(343)
Loans, tax exempt (2)	21	(24)	(3)
Investment—taxable	99	76	175
Investments—tax exempt (2)	(2)	—	(2)
Interest-earning deposits	14	(4)	10
Other interest earning assets	27	(53)	(26)
FHLB stock dividends	3	8	11

Total interest-earning assets	$69	$(247)	$(178)

Interest-bearing liabilities:
Savings accounts	$1	$—	$1
Certificates of deposit	19	85	104
Money market accounts	(78)	107	29
Interest bearing transaction accounts	—	—	—
FHLB advances	(251)	236	(15)
Junior subordinated debentures	0	70	70

Total interest-bearing liabilities	$(309)	$498	$189

Change in tax-equivalent net interest income	$(240)	$251	$11

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Tax-equivalent net interest income was unchanged at $6.3 million for the three months ended June 30, 2014 as compared to the same period in 2013. As indicated in the table above, an increase in net interest earned of $251 thousand attributable to an improvement in rates was almost entirely offset by a $240 thousand reduction in net interest earned attributable to a reduction in volume.

The increase in tax-equivalent net interest income of $251 thousand due to rates was primarily due to the impact of lower average deposit yields which decreased 10 basis points to 0.88% in the quarter ended June 30, 2014 as compared to 0.98% in the three months ending June 30, 2013. In addition, a reduction in average rates on FHLB advances from 2.49% during the three months ended June 30, 2013 to 1.76% for the three months ended June 30, 2014 also contributed to the increase in this component of net interest income. The lower average FHLB advance rates were due to a restructuring of the advances during 2013 that lengthened the maturities and lowered the rates. The improvements attributable to these positive rate factors were almost entirely offset by a reduction in average loan yields from 5.33% for the quarter ended June 30, 2013 to 5.14% during the quarter ended June 30, 2014 as yields on maturing loans exceeded the yields on new loans. Loan yields were positively impacted by the accretion of $217 thousand of discount from the restructuring of a loan during the three months ended June 30, 2014.

The decrease in tax-equivalent net interest income of $240 thousand due to volume was primarily due to the effect of lower average loan balances which decreased $7.1 million for the three months ended June 30, 2014 as compared to the same period in 2013, and higher average FHLB advance balances which increased $14.1 million over the same periods. These negative volume factors were partially offset by the impact of higher average taxable investment balances which increased $19.0 million for the three months ended June 30, 2014 compared to the same period in the prior year.

Our tax-equivalent net interest rate spread decreased by 12 basis points to 3.32% for the three months ended June 30, 2014 compared to 3.44% for the three months ended June 30, 2013, and our tax-equivalent net interest margin decreased 13 basis points to 3.41% for the three months ended June 30, 2014, compared to 3.54% for the three months ended June 30, 2013. The primary cause of these decreases was an asset-sensitive balance sheet which resulted in a 27 basis point decrease in the yield on earning assets, driven primarily by lower loan yields, partially offset by a 15 basis point reduction in the cost of liabilities.

Provision for Loan Losses. During the three months ended June 30, 2014, the provision for loan losses was $6 thousand compared to $0.9 million for the same period in the prior fiscal year. The decrease in the provision for loan losses was the result of an improvement in asset quality as compared to the prior year, and a continued reduction in historical and projected loan losses, which has favorably impacted our allowance for loan loss model. Our non-performing loans increased $3.4 million, or 37.2%, to $12.4 million at June 30, 2014 as compared to March 31, 2014 primarily related to two loans being categorized as non-performing during quarter. Both of these loans are considered to be well secured and had a minimal impact on the allowance for loan losses when changed to non-performing status during the second quarter of 2014.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Servicing income (expense), net	$147	$(47)	$194
Mortgage banking	215	951	(736)
Gain on sale of investments	317	98	219
Overdraft fees	248	276	(28)
Interchange income	291	254	37
Bank owned life insurance	129	138	(9)
Other	255	237	18

Total	$1,602	$1,907	$(305)

The increase in servicing income, net of $0.2 million was primarily the result of an increase in the fair value of the corresponding mortgage servicing rights. The fair value of our mortgage servicing rights has risen in recent quarters due to a decrease in expected prepayment speeds.

Mortgage banking income declined $0.7 million, or 77.4%, consistent with an industry-wide decrease in the gains from selling mortgage loans that has resulted primarily from a significant reduction in refinancing activity.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Compensation and employee benefits	$2,976	$2,848	$128
Net occupancy	669	639	30
Federal deposit insurance	258	420	(162)
Professional and advisory	182	150	32
Data processing	276	232	44
REO operations	140	301	(161)
REO valuation	462	1,239	(777)
Loss on sale of REO	2	12	(10)
Other	717	628	89

Total noninterest expenses	$5,682	$6,469	$(787)

Compensation and employee benefits increased by $0.1 million, or 4.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This additional expense resulted primarily from an increase in the number of full-time equivalent employees to 185 at June 30, 2014, as compared to 177 at the end of June 30, 2013, in response to anticipated growth.

FDIC deposit insurance decreased $0.2 million, or 38.6%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of a reduction in our assessment rates due to an improving risk profile.

REO operation expenses decreased $0.2 million, or 53.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This reduction reflects recent decreases in our levels of REO.

REO valuation expenses decreased $0.8 million, or 62.7%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Although we continue to aggressively market properties, a reduction in our overall level of REO has contributed to the decline in REO valuation expenses.

Income Taxes. We recorded $1.5 million of income tax expense for the three months ended June 30, 2014, reflecting a decrease in our allowable net deferred tax asset based on the available tax planning strategies, compared to $0.4 million in the three months ended June 30, 2013. Several of our tax planning strategies are sensitive to changes in interest rates, and we may be required to further reduce our net deferred tax asset in the future should interest rates materially change. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

Net income increased $1.6 million, or 139.3%, to $2.8 million for the six months ended June 30, 2014, compared to net income of $1.2 million for the six months ended June 30, 2013. On a pre-tax basis, income increased $2.9 million, or 185.4%, to $4.5 million for the six months ended June 30, 2014 compared to $1.6 million for the six months ended June 30, 2013. These increases were primarily due to an increase in net interest income of $1.1 million and decreases in non-interest expense of $0.5 million and the provision for loan losses of $1.6 million. The increase in after-tax income was partially offset by an increase in income tax expense of $1.3 million due to an increase in the valuation allowance for our deferred tax asset as a result of a reduction in the amount of tax planning strategies available to us.

Net Interest Income. Net interest income before provision for loan losses increased by $1.1 million, or 9.4%, to $13.3 million for the six months ended June 30, 2014, compared to $12.2 million for the six months ended June 30, 2013. This improvement was the result of an enhanced tax-equivalent net interest margin of 3.67% for the six months ended June 30, 2014 compared to 3.47% for the same period during 2013. The improved margin was primarily the result of the favorable resolution and restructuring of two commercial loans, which resulted in the recognition of approximately $1.1 million of deferred interest and discounts.

The following table sets forth the average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets on a tax-equivalent basis, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average tax-equivalent yields and cost for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the six months ended
	June 30,
	2014			2013
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$526,304	$14,224	5.48%	$540,044	$13,945	5.24%
Loans, tax exempt (1)	1,958	49	5.07	1,711	55	6.52
Investments—taxable	177,026	1,953	2.24	151,173	1,489	2.00
Investment tax exempt (1)	9,976	280	5.69	8,771	280	6.47
FHLB stock	2,611	45	3.49	2,286	31	2.75
Other interest earning assets	1,131	112	20.08	1,247	114	18.54
Interest earning deposits	25,158	28	0.23	14,715	16	0.22

Total interest-earning assets	744,164	16,691	4.55	719,947	15,930	4.49

Noninterest-earning assets	51,539			57,348

Total assets	$795,703			$777,295

Interest-bearing liabilities:
Savings accounts	$26,226	$18	0.14%	$25,397	$18	0.14%
Certificates of deposit	325,733	2,109	1.31	332,494	2,339	1.43
Money market accounts	184,192	499	0.55	182,034	576	0.64
Interest bearing transaction accounts	81,234	63	0.16	75,172	65	0.18

Total interest bearing deposits	617,385	2,689	0.88	615,097	2,998	0.99
FHLB advances	40,002	348	1.76	25,678	359	2.84
Junior subordinated debentures	14,433	175	2.46	14,433	244	3.43

Total interest-bearing liabilities	671,820	3,212	0.97	655,208	3,601	1.11

Noninterest-bearing deposits	73,238			65,086
Other non interest bearing liabilities	12,469			14,707

Total liabilities	757,527			735,001
Net worth	38,176			42,294

Total liabilities and net worth	$795,703			$777,295

Tax-equivalent net interest income		$13,479			$12,329

Net interest-earning assets (2)	$72,344			$64,739

Average interest-earning assets to interest-bearing liabilities	1.11			1.10
Tax-equivalent net interest rate spread (3)			3.58%			3.37%
Tax-equivalent net interest margin (4)			3.67%			3.47%

(1)	Tax exempt loans and investments are calculated giving effect to a 34% federal tax rate.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

The following table presents the effects of changing rates and volumes on our net interest income for the period indicated. The rate column shows the effects attributable to changes in in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to change in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and the changes due to volume.

	For the six months ended June 30, 2014
	compared to the six months ended June 30, 2013
	Increase (decrease) due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$(823)	$1,102	$279
Loans, tax exempt (2)	17	(23)	(6)
Investment - taxable	277	187	464
Investments - tax exempt (2)	72	(72)	—
Interest-earning deposits	13	(1)	12
Other interest earning assets	(23)	21	(2)
FHLB stock dividends	5	9	14

Total interest-earning assets	$(462)	$1,223	$761

Interest-bearing liabilities:
Savings accounts	$—	$—	$—
Certificates of deposit	48	182	230
Money market accounts	(20)	97	77
Interest bearing transaction accounts	(8)	10	2
FHLB advances	(319)	330	11
Junior subordinated debentures	0	69	69

Total interest-bearing liabilities	$(299)	$688	$389

Change in tax-equivalent net interest income	$(761)	$1,911	$1,150

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Tax-equivalent net interest income increased by $1.2 million, or 9.3%, to $13.5 million for the six months ended June 30, 2014, from $12.3 million for the six months ended June 30, 2013. As indicated in the table above, the increase resulted from additional interest earned of $1.9 million attributable to an improvement in rates that was partially offset by a decrease of $0.8 million attributable to volume.

The increase in tax-equivalent net interest income due to rates was primarily due to the impact of higher average loan yields which increased to 5.48% in the six months ended June 30, 2014 as compared to 5.24% in the six months ending June 30, 2013. This increase in loan yields reflects the impact of the aforementioned favorable resolution and restructuring of two commercial loans, which contributed substantially all of the 24 basis point increase in loan yields. In addition, lower average rates on FHLB advances of 1.76% for the six months ended June 30, 2014, as compared to 2.84% for the same period in the prior fiscal year, also contributed to the increase in net interest income. The lower average FHLB advance rates were due to a restructuring of the advances during 2013 that lengthened the maturities and lowered the rates. An 11 basis point reduction in average deposit yields to 0.88% for the six months ended June 30, 2014, from 0.99% for the comparable period ended June 30, 2013 also contributed to the increase in the component of tax-equivalent net interest income attributable to rates.

The decrease in tax-equivalent net interest income of $0.8 million due to volume was primarily due to the effect of lower average loan balances which decreased $13.7 million for the six months ended June 30, 2014 compared to the same period in 2013, and higher average FHLB advance balances which increased $14.3 million over the same periods. These decreases were partially offset by the effects of a $27.1 million increase in average investment balances during the six months ended June 30, 2014 as compared to the same period in 2013, which contributed $0.3 million to the component of tax-equivalent net interest income attributable to volume. Although average loan balances decreased when comparing the first six months of 2014 to the same period in 2013, we have experienced loan growth during the first six months of 2014.

Our tax-equivalent net interest rate spread increased by 21 basis points to 3.58% for the six months ended June 30, 2014 compared to 3.37% for the six months ended June 30, 2013, and our tax-equivalent net interest margin increased 20 basis points to 3.67% from 3.47% over the same periods. The primary cause of these increases was a 6 basis point increase in the yield on earning assets coupled with a 14 basis point reduction in the cost of liabilities, driven by lower deposit and advance rates and higher yields on loans and taxable investment securities.

Provision for Loan Losses. During the six months ended June 30, 2014, the provision for loan losses was $11 thousand compared to $1.6 million for the same period in the prior fiscal year. The decrease in the provision for loan losses was the result of an improvement in asset quality, and a continued reduction in historical and projected loan losses which has favorably impacted our allowance for loan loss model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the six month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Servicing income (expense), net	$426	$(96)	$522
Mortgage banking	483	1,437	(954)
Gain on sale of investments	379	98	281
Other than temporary impairment	(76)	—	(76)
Overdraft fees	508	565	(57)
ATM and debit fees	541	478	63
Bank owned life insurance	258	271	(13)
Other	491	554	(63)

Total	$3,010	$3,307	$(297)

The increase in servicing income, net of $0.5 million was primarily the result of an increase in the fair value of the corresponding mortgage servicing rights. The fair value of our mortgage servicing rights has risen in recent quarters due to a decrease in expected prepayment speeds.

Mortgage banking income declined $1.0 million, or 66.4%, consistent with an industry-wide decrease in the gains from selling mortgage loans that has resulted primarily from a significant reduction in refinancing activity.

We also recorded an other than temporary impairment of $76 thousand on a Community Reinvestment Act (CRA) investment fund during the six months ended June 30, 2014.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Change
	(Dollars in thousands)
Compensation and employee benefits	$6,038	$5,754	$284
Net occupancy	1,309	1,281	28
Federal deposit insurance	696	842	(146)
Professional and advisory	380	220	160
Data processing	502	445	57
REO operations	357	655	(298)
REO valuation	1,097	1,839	(742)
Loss on sale of REO	(10)	(4)	(6)
Other	1,438	1,289	149

Total noninterest expenses	$11,807	$12,321	$(514)

Compensation and employee benefits increased by $0.3 million, or 4.9%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This additional expense resulted from an increase in the number of full-time equivalent employees to 185 at the end of June 30, 2014, as compared to 177 at the end of June 30, 2013, in response to anticipated growth.

FDIC deposit insurance decreased $0.1 million, or 17.3%, for the six months ended June 30, 2014 compared to the same period in 2013 as a result of a reduction in our assessment rates due to an improving risk profile.

REO operation expenses decreased $0.3 million, or 45.5%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This reduction reflects recent decreases in our levels of REO.

REO valuation decreased $0.7 million, or 40.3%, for the six months ended June 30, 2014 compared to the same period in 2013. Although we continue to aggressively market properties, a reduction in our overall level of REO properties has contributed to the decline in REO valuation expenses.

Income Taxes. We recorded $1.8 million of income tax expense for the six months ended June 30, 2014, reflecting a decrease in our allowable net deferred tax asset based on the available tax planning strategies, compared to $0.4 million in the six months ended June 30, 2013. Several of our tax planning strategies are sensitive to changes in interest rates, and we may be required to further reduce our net deferred tax asset in the future should interest rates materially change. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Operating Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014. We anticipate that we will maintain higher liquidity levels following the completion of our conversion offering.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At June 30, 2014, cash and cash equivalents totaled $39.8 million. Included in this total is $31.2 million held at FRB and $1.8 million held at the FHLB in interest-earning assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Operating activities:
Loans originated for sale	$(11,495)	$(41,448)
Proceeds from loans originated for sale	9,702	43,193

Investing activities:
Purchases of investments	$(43,178)	$(76,328)
Maturities and principal repayments of investments	11,909	23,412
Sales of investments	15,425	4,180
Net (increase) decrease in loans	(12,261)	24,266
Proceeds from sales of real estate owned	2,134	3,120

Financing activities:
Net increase in deposits	$28,350	$1,972

At June 30, 2014, we had $0.6 million in outstanding commitments to originate mortgage loans. In addition to commitments to originate mortgage loans, we had $70.0 million in unused lines of credit for home equity loans and other lines of credit and $2.5 million for consumer lines.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of June 30, 2014.

In addition to loans, we invest in securities that provide a source of liquidity, both through repayments and as collateral for borrowings. Our securities portfolio includes both callable securities (which allow the issuer to exercise call options) and mortgage-backed securities (which allow borrowers to prepay loans). Accordingly, a decline in interest rates would likely prompt issuers to exercise call options and borrowers to prepay higher-rate loans, so producing higher than otherwise scheduled cash flows.

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of June 30, 2014:

		Total Capacity	Used Capacity	Unused Capacity
FHLB	Loans	$101,747	$40,000	$61,747
Unpledged Marketable Securities	Investments	168,067	10,294	157,773
FRB	Loans	64,749	—	64,749

		$334,563	$50,294	$284,269

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under the Memorandum of Understanding, the Bank is required to maintain a Tier I leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. For additional information, see “Supervision and Regulation—Regulatory Agreements” on page 112 of the Registration Statement.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To meet the Requirements of the Memorandum of Understanding
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2014:
Tier I Leverage Capital	$57,634	7.16%	$32,238	≥4%		$64,437	≥8%
Tier 1 Risk-based Capital	$57,634	11.02%	$20,925	≥4%	$	N/A	N/A
Total Risk-based Capital	$64,184	12.27%	$41,850	≥8%		$57,543	≥11%
As of December 31, 2013:
Tier I Leverage Capital	$54,775	7.02%	$31,190	≥4%		$62,380	≥8%
Tier 1 Risk-based Capital	$54,775	10.70%	$20,484	≥4%	$	N/A	N/A
Total Risk-based Capital	$61,274	11.97%	$40,968	≥8%		$56,331	≥11%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

One of the most significant forms of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest –sensitive income and expense levels. Interest rate changes affect EVE by changing the net present value of a bank’s future cash flows, and the cash flows themselves as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive risk can threaten a bank’s earnings, capital, liquidity and solvency. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The Board of Directors of the Bank have established an Asset/Liability Management Committee (“ALCO Committee”), which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board. Our ALCO Committee monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages to the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our markets. Deposits, exclusive of brokered certificates of deposit, increased to $702.5 million at June 30, 2014, from $672.7 million at December 31, 2013. Brokered deposits declined $1.5 million, or 12.7%, to $10.1 million at June 30, 2014 from $11.5 million at December 31, 2013. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the Federal Reserve.

We have taken the following steps to reduce our interest rate risk:

•	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	limited the fixed rate period on all loans within our portfolio

•	utilized our securities portfolio for positioning based on projected interest rate environments;

•	priced certificates of deposits to encourage customers to extend to longer terms;

•	utilized FHLB advances for positioning.

We have not conducted hedging activities, such as engaging in futures, options or swap transactions.

Economic Value of Equity (EVE)

EVE is the difference between the present value of an institution’s assets and liabilities (the institution’s EVE) that would change in the event of a range of assumed changes in market interest rates. EVE is used to monitor interest rate risk beyond the 12 month time horizon of rate shocks. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 400 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in EVE. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs, or loan repayments and deposit decay, respond to changes in market interest rates. In this regard, the EVE information presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE information provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Net Interest Income

In addition to an EVE analysis, we analyze the impact of changing rates on our net interest income. Using our balance sheet as of a given date, we analyze the repricing components of individual assets, and adjusting for changes in interest rates at 100 basis point increments, we analyze the impact on our net interest income. Changes to our net interest income are shown in the following table based on immediate changes to interest rates in 100 basis point increments.

The table below reflects the impact of an immediate increase in interest rates in 100 basis point increments on Net Interest Income (NII) and Economic Value of Equity (EVE).

	June 30, 2014		December 31, 2013
Change in Interest	% Change in Pretax	% Change in Economic	% Change in Pretax	% Change in Economic
Rates (basis points)	Net Interest Income	Value of Equity	Net Interest Income	Value of Equity
+400	10.6	(19.4)	10.5	(24.2)
+300	7.1	(16.5)	7.1	(21.1)
+200	3.9	(12.5)	3.9	(15.7)
+100	1.2	(7.4)	1.3	(9.1)
—	—	—	—	—
-100	(6.4)	2.8	(4.4)	5.1

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means more assets than liabilities will reprice during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, more assets than liabilities will decrease in interest rate. This situation could result in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, more assets than liabilities will increase in rate. This situation could result in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 3.9% increase in NII as of June 30, 2014 as compared to a 3.9% increase in NII as of December 31, 2013.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has declined from December 31, 2013 to June 30, 2014. For example, a 200 basis point increase in rates would result in a 12.5% decrease in EVE as of June 30, 2014 as compared to a 15.7% decrease in EVE as of December 31, 2013.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of August 11, 2014. Based upon that evaluation, Macon Bancorp’s Chief Executive Officer and Chief Financial Officer each concluded that as of August 11, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, Bancorp maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to Bancorp’s internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, except for the Regulatory Agreements, neither Macon Bancorp nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended June 30, 2014.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

As disclosed in the Registration Statement, Macon Bancorp has, since December 30, 2010, deferred payment of dividends on trust preferred securities issued by its subsidiary, Macon Capital Trust I, and does not intend to seek regulatory approval to resume paying dividends until after the completion of the conversion offering. As of the date of filing of this report, the amount of accrued and unpaid dividends is $1.7 million.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits Update

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Financial Statements filed in XBRL format.*

*	To be furnished by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2014	Entegra Financial Corp.
(Registrant)

	By:	/s/ David A. Bright
	Name:	David A. Bright
	Title:	First Vice President and Chief Financial Officer (Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.*

*	To be furnished by amendment