Form 10-Q/A
period 2014-06-30
Entegra Financial Corp.
filed 2014-09-08
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Entegra Financial Corp. for the quarterly period ended June 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 11, 2014, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits Update

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.	Financial Statements filed in XBRL format.**

*	Previously filed.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2014	Entegra Financial Corp.
(Registrant)

	By:	/s/ David A. Bright
	Name:	David A. Bright
	Title:	Chief Financial Officer (Authorized Officer)