Form 10-Q
period 2014-09-30
Entegra Financial Corp.
filed 2014-11-12
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2014

Commission File Number: 001-35302

Entegra Financial Corp.

(Exact name of Registrant as specified in its Charter)

North Carolina	45-2460660
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 One Center Court,
Franklin, North Carolina	28734
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 10, 2014, 6,546,375 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,973	$9,080
Interest-earning deposits	77,120	25,236

Cash and cash equivalents	84,093	34,316

Investments - available for sale	187,959	155,484
Investments - held to maturity (fair value of $26,564 and $20,098 at September 30, 2014 and December 31, 2013, respectively)	25,536	20,988
Other investments, at cost	4,012	3,659
Loans held for sale	12,427	5,688
Loans receivable	530,021	521,874
Allowance for loan losses	(11,772)	(14,251)
Fixed assets, net	13,139	13,006
Real estate owned	6,167	10,506
Interest receivable	3,007	2,673
Bank owned life insurance	20,302	19,961
Net deferred tax asset	2,434	4,210
Real estate held for investment	2,543	2,489
Loan servicing rights	2,064	1,883
Other assets	2,508	2,068

Total assets	$884,440	$784,554

Liabilities and Equity
Liabilities:
Deposits	$710,673	$684,226
Federal Home Loan Bank advances	40,000	40,000
Junior subordinated notes	14,433	14,433
Post employment benefits	9,850	10,199
Accrued interest payable	2,267	2,023
Other liabilities	2,888	1,155

Total liabilities	780,111	752,036

Commitments and contingencies (Note 10)
Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,546,375 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid in capital	63,733	—
Retained earnings	44,635	39,994
Accumulated other comprehensive loss	(4,039)	(7,476)

Total equity	104,329	32,518

Total liabilities and equity	$884,440	$784,554

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$6,694	$6,794	$21,072	$20,972
Taxable securities	1,024	939	2,976	2,427
Tax-exempt securities	85	92	270	277
Interest-earning deposits	21	5	49	22
Other	89	15	136	52

Total interest and dividend income	7,913	7,845	24,503	23,750

Interest expense:
Deposits	1,362	1,420	4,051	4,418
Federal Home Loan Bank advances	178	158	526	517
Junior subordinated notes	207	123	382	367

Total interest expense	1,747	1,701	4,959	5,302

Net interest income	6,166	6,144	19,544	18,448

Provision for loan losses	16	564	27	2,152

Net interest income after provision for loan losses	6,150	5,580	19,517	16,296

Noninterest income:
Servicing income (expense), net	66	(48)	492	(144)
Mortgage banking	177	399	660	1,836
Gain (loss) on sale of investments, net	273	(2)	652	96
Other than temporary impairment on cost method investment	—	—	(76)	—
Overdraft fees	261	287	769	852
Interchange fees	295	268	836	746
Bank owned life insurance	131	141	389	412
Other	229	168	639	602

Total noninterest income	1,432	1,213	4,361	4,400

Noninterest expenses:
Compensation and employee benefits	2,936	2,811	8,974	8,565
Net occupancy	655	609	1,964	1,890
Federal deposit insurance	275	425	971	1,267
Professional and advisory	149	196	529	416
Data processing	272	221	774	666
Net cost of operation of real estate owned	590	1,084	2,034	3,574
Other	716	701	2,128	1,990

Total noninterest expenses	5,593	6,047	17,374	18,368

Income before taxes	1,989	746	6,504	2,328

Income tax expense	107	46	1,863	475

Net income	$1,882	$700	$4,641	$1,853

Earnings per share - basic and diluted	$0.29	n/a	$0.71	n/a

Average shares outstanding - basic and diluted	6,546,375	n/a	6,546,375	n/a

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$1,882	$700	$4,641	$1,853

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(505)	(1,650)	3,939	(7,947)
Reclassification adjustment for securities gains realized in net income	(273)	2	(652)	(96)
Amortization of unrealized loss on securities transferred to held to maturity	50	—	150	—
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	(278)	(420)	1,315	(2,652)

Other comprehensive income (loss), before tax	(1,006)	(2,068)	4,752	(10,695)
Income tax effect related to items of other comprehensive income (loss)	278	518	(1,315)	3,177

Other comprehensive income (loss), after tax	(728)	(1,550)	3,437	(7,518)

Comprehensive income (loss)	$1,154	$(850)	$8,078	$(5,665)

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2014 and September 30, 2013

(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance, January 1, 2013	$—	$—	$40,409	$1,885	$42,294

Net income	—	—	1,853	—	1,853
Other comprehensive loss, net of tax	—	—	—	(7,518)	(7,518)

Balance, September 30, 2013	$—	$—	$42,262	$(5,633)	$36,629

Balance, January 1, 2014	$—	$—	$39,994	$(7,476)	$32,518

Net income	—	—	4,641	—	4,641
Other comprehensive income, net of tax	—	—	—	3,437	3,437

Issuance of common stock	—	65,464	—	—	65,464
Common stock issuance costs	—	(1,731)	—	—	(1,731)

Balance, September 30, 2014	$—	$63,733	$44,635	$(4,039)	$104,329

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$4,641	$1,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	652	632
Security amortization, net	817	1,199
Provision for loan losses	27	2,152
Provision for real estate owned	1,508	2,387
Deferred income tax expense	1,713	475
Net increase (decrease) in deferred loan fees	302	(195)
Gain on sales of securities available for sale	(652)	(96)
Other than temporary impairment on cost method investment	76	—
Income on bank owned life insurance, net	(389)	(412)
Mortgage banking income, net	(660)	(1,836)
Net realized loss on sale of real estate owned	49	121
Loans originated for sale	(22,228)	(54,062)
Proceeds from sale of loans originated for sale	16,113	56,584
Net change in operating assets and liabilities:
Interest receivable	(334)	(98)
Loan servicing rights	(181)	106
Other assets	(440)	(673)
Postemployment benefits	(349)	(495)
Accrued interest payable	244	436
Other liabilities	863	1,138

Net cash provided by operating activities	$1,772	$9,216

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Investing activities:
Activity for investments available for sale:
Purchases	$(72,408)	$(93,129)
Maturities/calls and principal repayments	19,600	28,938
Sales	18,833	4,180
Net (increase) decrease in loans	(10,930)	28,270
Proceeds from sale of real estate owned	3,157	6,690
Real estate cost capitalized	(59)	(118)
Purchase of fixed assets	(885)	(418)
Purchase of other investments, at cost	(562)	—
Redemptions of other investments, at cost	209	388

Net cash used in investing activities	$(43,045)	$(25,199)

Financing activities:
Net increase in deposits	$26,447	$7,755
Net increase in escrow deposits	870	741
Proceeds from FHLB advances	—	1,000
Repayment of FHLB advances	—	(1,000)
Proceeds from sale of common stock	63,733	—

Net cash provided by financing activities	$91,050	$8,496

Increase (decrease) in cash and cash equivalents	49,777	(7,487)

Cash and cash equivalents, beginning of period	$34,316	$25,362

Cash and cash equivalents, end of period	$84,093	$17,875

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$4,715	$5,350
Income taxes	150	—

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$1,516	$8,141
Loans originated for disposition of real estate owned	1,249	1,186
Transfer of investment securities available for sale to held to maturity	4,399	—

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Macon Bank, Inc. (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I, a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Macon Services, Inc., which owns a real estate investment property. The consolidated financials are presented in these financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank, and its wholly owned subsidiary. The accounts of Macon Capital Trust I are not consolidated with the Company. In consolidation all significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. The reclassifications had no significant effect on our results of operation or financial condition as previously reported.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Registration Statement on Form S-1, as amended, filed with the SEC on July 18, 2014. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Recent Accounting Standards Updates

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to real estate owned. In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to REO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying its interest in the real estate collateral to the creditor to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. As an emerging growth company, the amendments will be effective for the Company for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. For non-emerging growth companies, the amendments will be effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. Early implementation of the guidance is permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. STOCK CONVERSION AND CHANGE IN CORPORATE FORM

On January 23, 2014, the Board of Directors of Macon Bancorp adopted a Plan of Conversion (the “Plan of Conversion”) which provided for the reorganization of Macon Bancorp from a North Carolina chartered mutual holding company into a stock holding company, Entegra Financial Corp., incorporated under the laws of the State of North Carolina (the “Conversion”).

In connection with the Conversion, the Company sold 6,546,375 shares of common stock at an offering price of $10.00 per share and received gross sales proceeds of $65.5 million. The Company recognized $1.7 million in reorganization and stock issuance costs as of September 30, 2014 which have been deducted from the gross sales proceeds. Of the $63.7 million in net sales proceeds, $44.6 million, or approximately 70%, was contributed to the capital of the Bank upon completion of the Conversion on September 30, 2014.

Common Stock Offering Summary
(Dollars in thousands)

Gross proceeds	$65,464
Issuance costs	(1,731)

Net proceeds	$63,733

Contributed to bank subsidiary	$44,581
Retained by the Company	19,152

$63,733

On September 30, 2014, liquidation accounts were established by the Company and the Bank for the benefit of eligible depositors of the Bank as defined in the Plan of Conversion. Each eligible depositor will have a pro rata interest in the liquidation accounts for each of his or her deposit accounts based upon the proportion that the balance of each such account bears to the balance of all deposit accounts of the Bank as of the dates specified in the Plan of Conversion. The liquidation accounts will be maintained for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank. The liquidation accounts will be reduced annually to the extent that eligible depositors reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank or the Company or both, and only in such event, eligible depositors who continue to maintain accounts will be entitled to receive a distribution from the liquidation accounts before any distribution may be made with respect to common stock. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by the Company’s or the Bank’s regulators.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)

Agency	$34,108	$6	$(339)	$33,775
Municipal	23,443	150	(333)	23,260
Mortgage-backed	131,923	282	(1,864)	130,341
Mutual fund	586	—	(3)	583

	$190,060	$438	$(2,539)	$187,959

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)

Agency	$22,977	$—	$(1,078)	$21,899
Municipal	26,963	114	(1,475)	25,602
Mortgage-backed	110,431	574	(3,590)	107,415
Mutual fund	576	—	(8)	568

	$160,947	$688	$(6,151)	$155,484

The amortized cost and estimated fair values of securities held to maturity (“HTM”) as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)

Agency	$21,141	$858	$—	$21,999
Municipal	4,395	173	(3)	4,565

	$25,536	$1,031	$(3)	$26,564

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)

Agency	$20,988	$—	$(890)	$20,098

During the nine months ended September 30, 2014 and year ended December 31, 2013, the Bank transferred the following investment securities from available for sale to held to maturity:

At Date of Transfer
During the Nine Months Ended
September 30, 2014
(Dollars in thousands)

Book value	$4,473
Market value	4,399

Unrealized loss	$74

At Date of Transfer
During the Year Ended
December 31, 2013
(Dollars in thousands)

Book value	$23,000
Market value	20,954

Unrealized loss	$2,046

There were no transfers of investment securities from available for sale to held to maturity during the three months ended September 30, 2014.

Information pertaining to the activity for the three month and nine month periods ended September 30, 2014 and 2013 of unrealized losses related to HTM securities previously recognized in other comprehensive income (“OCI”) is summarized below:

	For the three months ended September 30		For the nine months ended September 30
(Dollars in thousands)	2014	2013	2014	2013

Beginning unrealized loss related to HTM securities previously recognized in OCI	$1,986	$—	$2,012	$—
Additions for transfers to HTM	—	—	74	—
Amortization of unrealized losses on HTM securities previously recognized in OCI	(50)	—	(150)	—

Ending unrealized loss in OCI related to HTM securities previously recognized in OCI	$1,936	$—	$1,936	$—

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held to Maturity:
Municipal	$585	$3	$—	$—	$585	$3

Available for Sale:
Agency	$14,078	$68	$13,729	$271	$27,807	$339
Municipal	3,242	56	13,185	277	16,427	333
Mortgage-backed	42,913	293	45,667	1,571	88,580	1,864
Mutual fund	586	3	—	—	586	3

	$61,404	$423	$72,581	$2,119	$133,985	$2,542

	December 31, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held to Maturity:
Agency	$20,098	$890	$—	$—	$20,098	$890

Available for Sale:
Agency	$21,899	$1,078	$—	$—	$21,899	$1,078
Municipal	18,653	1,201	2,409	274	21,062	1,475
Mortgage-backed	73,836	2,655	9,926	935	83,762	3,590
Mutual fund	568	8	—	—	568	8

	$135,054	$5,832	$12,335	$1,209	$147,389	$7,041

Information pertaining to the number of securities with unrealized losses is detailed in the table below. Management of the Company believes all unrealized losses as of September 30, 2014 and December 31, 2013 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	September 30, 2014
	Less Than 12 Months	More Than 12 Months	Total
Agency securities	8	5	13
Municipal securities	9	28	37
Mortgage-backed	34	25	59
Mutual fund	1	—	1

	52	58	110

	December 31, 2013
	Less Than 12 Months	More Than 12 Months	Total
Agency securities	17	—	17
Municipal securities	43	5	48
Mortgage-backed	40	8	48
Mutual fund	1	—	1

	101	13	114

For the three and nine months ended September 30, 2014 and 2013 the Company had proceeds from sales of securities available for sale and their corresponding gross realized gains and losses as detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Gross proceeds	$3,408	$50	$18,833	$4,180
Gross realized gains	301	—	680	98
Gross realized losses	(28)	(2)	(28)	(2)

The Bank had securities pledged against deposits of approximately $10.8 million and $6.8 million at September 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2014, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$16,164	$16,092
After 5 years through 10 years	23,436	23,093
Over 10 years	18,537	18,433

	58,137	57,618
Mortgage-backed securities	131,923	130,341

Total	$190,060	$187,959

	Held to Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 10 years	$25,536	$26,564

Total	$25,536	$26,564

NOTE 4. LOANS RECEIVABLE

Loans receivable as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$230,245	$225,520
Commercial real estate	172,350	155,633
Home equity loans and lines of credit	56,577	56,836
Residential construction	8,257	8,952
Other construction and land	51,644	64,927

Total real estate loans	519,073	511,868

Commercial and industrial	10,919	8,285
Consumer	3,236	3,654

Total commercial and consumer	14,155	11,939

Loans receivable, gross	533,228	523,807

Less: Net deferred loan fees	(1,631)	(1,933)

Unamortized discount	(1,576)	—

Loans receivable, net	$530,021	$521,874

The Bank had $116.4 million and $107.1 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2014 and December 31, 2013, respectively. The Bank also had $90.7 million and $97.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2014 and December 31, 2013, respectively.

During January 2014, the Bank purchased the remaining participation balance of certain commercial real estate loans from the Federal Deposit Insurance Corporation (“FDIC”). The Bank had previously originated the loans and sold a 50% participation to an institution that was subsequently taken into receivership by the FDIC. At the date of purchase, the outstanding loan balance purchased was $9.3 million and the loans were purchased at a total discount of $2.6 million. Subsequent to the transaction, $2.8 million of the participation balance purchased was repaid, resulting in the Bank recognizing approximately $0.6 million of the initial discount, in addition to recognizing $0.3 million of previously collected but deferred interest. In addition, the Bank restructured a $1.8 million loan in the second quarter of 2014 and recognized $0.2 million of the discount in interest income.

The following tables present the activity related to the discount on purchased loans for the three and nine month periods ended September 30, 2014 and 2013:

	For the three months ended September 30		For the nine months ended September 30
(Dollars in thousands)	2014	2013	2014	2013

Discount on purchased loans, beginning of period	$1,665	$—	$—	$—
Additional discount for new purchases	—	—	2,607	—
Accretion	(89)		(276)
Interest income recognized for repayments and restructurings	—	—	(755)	—

Discount on purchased loans, end of period	$1,576	$—	$1,576	$—

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses for the three months ended September 30, 2014 and 2013, the nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013:

	Three Months Ended September 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,182	$2,846	$1,146	$487	$3,257	$304	$339	$11,561
Provision	65	(43)	215	82	(343)	118	(78)	16
Charge-offs	109	3	26	—	10	3	59	210
Recoveries	165	6	5	—	113	4	112	405

Ending balance	$3,303	$2,806	$1,340	$569	$3,017	$423	$314	$11,772

	Three Months Ended September 30, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,364	$2,587	$2,014	$430	$3,707	$337	$247	$13,686
Provision	233	443	(113)	88	(188)	(25)	126	564
Charge-offs	505	341	26	65	189	—	154	1,280
Recoveries	74	44	2	98	59	7	56	340

Ending balance	$4,166	$2,733	$1,877	$551	$3,389	$319	$275	$13,310

	Nine Months Ended September 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251
Provision	47	106	78	68	(213)	56	(115)	27
Charge-offs	625	2,001	357	—	485	128	122	3,718
Recoveries	188	341	39	—	199	159	286	1,212

Ending balance	$3,303	$2,806	$1,340	$569	$3,017	$423	$314	$11,772

	Nine Months Ended September 30, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,620	$2,973	$2,002	$429	$4,059	$379	$412	$14,874
Provision	360	1,312	271	204	142	(68)	(69)	2,152
Charge-offs	1,146	1,677	417	193	910	17	410	4,770
Recoveries	332	125	21	111	98	25	342	1,054

Ending balance	$4,166	$2,733	$1,877	$551	$3,389	$319	$275	$13,310

	Year Ended December 31, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,620	$2,973	$2,002	$429	$4,059	$379	$412	$14,874
Provision	(77)	3,471	316	154	430	(57)	121	4,358
Charge-offs	1,283	2,209	760	193	1,512	17	675	6,649
Recoveries	433	125	22	111	539	31	407	1,668

Ending balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$816	$158	$31	$—	$178	$12	$—	$1,195
Collectively evaluated for impairment	2,487	2,648	1,309	569	2,839	411	314	10,577

Balance, end of period	$3,303	$2,806	$1,340	$569	$3,017	$423	$314	$11,772

Loans Receivable
Individually evaluated for impairment	$9,946	$18,718	$2,050	$—	$6,331	$347	$—	$37,392
Collectively evaluated for impairment	220,299	153,632	54,527	8,257	45,313	10,572	3,236	495,836

	$230,245	$172,350	$56,577	$8,257	$51,644	$10,919	$3,236	$533,228

	December 31, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$1,152	$2,329	$168	$—	$318	$101	$—	$4,068
Collectively evaluated for impairment	2,541	2,031	1,412	501	3,198	235	265	10,183

Balance, end of year	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251

Loans Receivable
Individually evaluated for impairment	$9,865	$20,943	$1,612	$—	$7,119	$531	$—	$40,070
Collectively evaluated for impairment	215,655	134,690	55,224	8,952	57,808	7,754	3,654	483,737

	$225,520	$155,633	$56,836	$8,952	$64,927	$8,285	$3,654	$523,807

Portfolio Quality Indicators

The Bank’s portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. The Bank’s internal credit risk grading system is based on experiences with similarly graded loans, industry best practices, and regulatory guidance. Credit risk grades are refreshed each quarter, at which time management analyzes the resulting information, as well as other external statistics and factors, to track loan performance.

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

One-to four family residential

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

Home equity and lines of credit

Home equity loans are often secured by first or second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render our second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lienholders that may further weaken our collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

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

The following tables present the recorded investment in gross loans, by loan grade, as of September 30, 2014 and December 31, 2013.

September 30, 2014
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$69	$—	$—	$—	$—	$20	$89
2	—	—	—	—	—	100	—	100
3	64,834	14,777	6,019	27	5,339	485	469	91,950
4	60,412	32,826	10,356	3,453	7,617	2,776	490	117,930
5	43,012	87,523	10,368	1,914	19,989	5,846	180	168,832
6	6,944	20,737	1,092	1,116	2,507	1,164	2	33,562
7	7,399	16,418	1,812	—	8,659	548	—	34,836

	$182,601	$172,350	$29,647	$6,510	$44,111	$10,919	$1,161	$447,299
Ungraded Loan Exposure:
Performing	$46,088	$—	$26,598	$1,682	$7,255	$—	$2,075	$83,698
Nonperforming	1,556	—	332	65	278	—	—	2,231

Subtotal	$47,644	$—	$26,930	$1,747	$7,533	$—	$2,075	$85,929

Total	$230,245	$172,350	$56,577	$8,257	$51,644	$10,919	$3,236	$533,228

December 31, 2013
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$—	$—	$—	$—	$176	$—	$176
2	—	—	—	—	—	100	—	100
3	73,574	11,960	6,720	607	6,241	598	477	100,177
4	64,548	28,164	12,250	2,670	14,489	1,000	231	123,352
5	41,272	72,975	11,625	1,555	25,926	4,232	855	158,440
6	10,362	18,167	1,578	1,723	4,331	1,495	14	37,670
7	10,503	24,346	1,953	—	9,626	590	1	47,019

	$200,259	$155,612	$34,126	$6,555	$60,613	$8,191	$1,578	$466,934
Ungraded Loan Exposure:
Performing	$25,261	$21	$22,710	$2,397	$4,314	$94	$2,076	$56,873
Nonperforming	—	—	—	—	—	—	—	—

Subtotal	$25,261	$21	$22,710	$2,397	$4,314	$94	$2,076	$56,873

Total	$225,520	$155,633	$56,836	$8,952	$64,927	$8,285	$3,654	$523,807

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class as of September 30, 2014 and December 31, 2013. The Bank does not accrue interest on loans greater than 90 days past due.

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$6,641	$1,692	$1,973	$10,306	$219,939	$230,245
Commercial real estate	4,754	711	880	6,345	166,005	172,350
Home equity and lines of credit	228	263	939	1,430	55,147	56,577
Residential construction	222	—	65	287	7,970	8,257
Other construction and land	1,407	1,444	331	3,182	48,462	51,644
Commercial	36	—	—	36	10,883	10,919
Consumer	65	3	—	68	3,168	3,236

Total	$13,353	$4,113	$4,188	$21,654	$511,574	$533,228

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$5,539	$669	$2,587	$8,795	$216,725	$225,520
Commercial real estate	4,746	53	722	5,521	150,112	155,633
Home equity and lines of credit	313	29	350	692	56,144	56,836
Residential construction	120	—	—	120	8,832	8,952
Other construction and land	499	185	970	1,654	63,273	64,927
Commercial	—	35	—	35	8,250	8,285
Consumer	18	9	—	27	3,627	3,654

Total	$11,235	$980	$4,629	$16,844	$506,963	$523,807

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$4,745	$5,243	$—	$4,158	$4,539	$—
Commercial real estate	16,166	18,659	—	8,567	9,518	—
Home equity and lines of credit	1,821	1,955	—	1,102	1,262	—
Residential construction	—	—	—	—	—	—
Other construction and land	4,438	5,073	—	5,455	6,464	—
Commercial	16	16	—	—	—	—

	$27,186	$30,946	$—	$19,282	$21,783	$—

Loans with a valuation allowance
One-to four-family residential	$5,201	$5,201	$816	$5,707	$5,707	$1,152
Commercial real estate	2,552	2,552	158	12,376	12,376	2,329
Home equity and lines of credit	229	229	31	510	510	168
Residential construction	—	—	—	—	—	—
Other construction and land	1,893	1,893	178	1,664	1,664	318
Commercial	331	331	12	531	531	101

	$10,206	$10,206	$1,195	$20,788	$20,788	$4,068

Total
One-to four-family residential	$9,946	$10,444	$816	$9,865	$10,246	$1,152
Commercial real estate	18,718	21,211	158	20,943	21,894	2,329
Home equity and lines of credit	2,050	2,184	31	1,612	1,772	168
Residential construction	—	—	—	—	—	—
Other construction and land	6,331	6,966	178	7,119	8,128	318
Commercial	347	347	12	531	531	101

	$37,392	$41,152	$1,195	$40,070	$42,571	$4,068

Lost interest income on impaired loans was $0.1 million for the three months ended September 30, 2014 and 2013. Lost interest income on impaired loans for the nine months ended September 30, 2014 and 2013 was $0.3 million and $0.3 million, respectively. The following table presents average impaired loans by class segment for the periods indicated.

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$4,793	$41	$6,458	$65	$4,918	$119	$6,493	$195
Commercial real estate	16,208	167	7,568	99	16,140	521	7,626	298
Home equity and lines of credit	1,832	13	511	5	1,891	39	511	15
Residential construction	—	—	—	—	—	—	—	52
Other construction and land	4,615	58	1,587	17	4,748	177	1,598	52
Commercial	17	—	346	5	18	—	349	15

	$27,465	$279	$16,470	$191	$27,715	$856	$16,577	$627

Loans with a valuation allowance
One-to four-family residential	$5,214	$53	$3,356	$18	$5,242	$162	$3,486	$49
Commercial real estate	2,559	28	4,825	60	2,574	84	4,884	182
Home equity and lines of credit	229	3	857	7	229	9	856	21
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	1,902	24	4,852	62	1,920	71	5,027	184
Commercial	332	5	—	—	336	15	—	—

	$10,236	$113	$13,890	$147	$10,301	$341	$14,253	$436

Total
One-to four-family residential	$10,007	$94	$9,814	$83	$10,160	$281	$9,979	$244
Commercial real estate	18,767	195	12,393	159	18,714	605	12,510	480
Home equity and lines of credit	2,061	16	1,368	12	2,120	48	1,367	36
Residential construction	—	—	—	—	—	—	—	52
Other construction and land	6,517	82	6,439	79	6,668	248	6,625	236
Commercial	349	5	346	5	354	15	349	15

	$37,701	$392	$30,360	$338	$38,016	$1,197	$30,830	$1,063

Nonperforming Loans and Assets

The following table summarizes the balances of nonperforming loans and assets as of September 30, 2014 and December 31, 2013. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)

One-to four-family residential	$3,095	$2,794
Commercial real estate	7,136	10,212
Home equity loans and lines of credit	1,061	350
Residential construction	65	—
Other construction and land	1,014	2,068
Commercial	16	190
Consumer	—	13

Non-performing loans	$12,387	$15,627

Real estate owned	6,167	10,506

Non-performing assets	$18,554	$26,133

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	September 30, 2014
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,725	$717	$6,442
Commercial real estate	8,979	5,798	14,777
Home equity and lines of credit	444	—	444
Residential construction	—	—	—
Other construction and land	5,677	615	6,292
Commercial	331	16	347

	$21,156	$7,146	$28,302

	December 31, 2013
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,786	$643	$6,429
Commercial real estate	10,690	694	11,384
Home equity and lines of credit	510	—	510
Residential construction	—	—	—
Other construction and land	5,688	638	6,326
Commercial	341	—	341

	$23,015	$1,975	$24,990

Loan modifications that were considered TDR’s during the three and nine months ended September 30, 2014 and 2013 are summarized in the tables below:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to-four family residential	—	$—	$—	2	$409	$326
Commercial real estate	1	280	280	1	280	280
Home equity loans and lines of credit	—	—	—	1	50	40
Other construction and land	1	151	151	1	151	151

	2	$431	$431	5	$890	$797

Extended payment terms:
Other construction and land	—	$—	$—	2	$720	596
Commercial real estate	—	—	—	7	6,770	5,332
Commercial	—	—	—	1	18	12

	—	$—	$—	10	$7,508	$5,940

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to four-family residential	—	$—	$—	3	$486	$398
Commercial real estate	—	—	—	2	1,802	1,604
Home equity loans and lines of credit	—	—	—	2	263	151

	—	$—	$—	7	$2,551	$2,153

Extended payment terms:
Other construction and land	1	$199	$157	1	$199	$157
Commercial real estate	1	478	215	1	478	215

The following table summarizes TDRs that defaulted during the three and nine month periods ending September 30, 2014 and 2013 and which were modified as TDRs within the previous 12 months.

	During the Three Months Ended September 30, 2014		During the Three Months Ended September 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Below market interest rate:
One-to-four family residential	—	$—	—	$—
Home equity and lines of credit	1	50	—	—

	1	$50	—	$—

Extended payment terms:
Commercial real estate	—	$—	—	$—

	During the Nine Months Ended September 30, 2014		During the Nine Months Ended September 30, 2013
	Number of Loans	Post-modification Outstanding Recorded Investment	Number of Loans	Post-modification Outstanding Recorded Investment

Below market interest rate:
One-to-four family residential	1	$135	—	$—
Home equity and lines of credit	1	50	—	—

	2	$185	—	$—

Extended payment terms:
Commercial real estate	1	$215	—	$—

NOTE 6. REAL ESTATE OWNED

The following table summarizes real estate owned and changes in the valuation allowance for real estate owned for the three and nine months ended September 30, 2014 and 2013.

	September 30,	December 31,
(Dollars in thousands)	2014	2013

Real estate owned, gross	$7,464	$16,066
Less: Valuation allowance	1,297	5,560

Real estate owned, net	$6,167	$10,506

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Valuation allowance, beginning	$2,661	$4,742	$5,560	$3,635
Provision charged to expense	411	548	1,508	2,387
Reduction due to disposal	(1,775)	(627)	(5,771)	(1,359)

Valuation allowance, ending	$1,297	$4,663	$1,297	$4,663

NOTE 7. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others as of September 30, 2014 and December 31, 2013 is detailed below.

September 30, 2014	December 31, 2013
(Dollars in thousands)
$241,625	$255,475

The following summarizes the activity in the balance of loan servicing rights for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Loan servicing rights, beginning of period	$2,089	$2,009	$1,883	$1,908
Capitalization from loans sold	68	139	278	649
Fair value adjustment	(93)	(207)	(97)	(616)

Loan servicing rights, end of period	$2,064	$1,941	$2,064	$1,941

The Bank held custodial escrow deposits of $1.5 million and $0.6 million for loan servicing accounts at September 30, 2014 and December 31, 2013, respectively.

NOTE 8. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013.

	As of and for the				Year-ended
	Nine months ended September 30,				December 31,
	2014		2013		2013
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$82,381	$—	$69,821	$—	$70,127	$—
Interest-bearing demand	88,669	108	79,870	99	81,645	134
Money Market	188,141	753	181,177	853	183,504	1,122
Savings	28,115	27	26,237	28	25,593	36
Certificates of Deposit	323,367	3,163	325,748	3,438	323,357	4,534

	$710,673	$4,051	$682,853	$4,418	$684,226	$5,826

NOTE 9. JUNIOR SUBORDINATED DEBT

The Company issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for the Company. The notes accrue and pay interest quarterly at a rate per annum, reset quarterly, equal to 90-day LIBOR plus 2.80% (3.03% at September 30, 2014). The notes mature on March 30, 2034.

The Company has the right to redeem the notes, in whole or in part, on or after March 30, 2009 at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Company may redeem the notes in whole (but not in part) upon the occurrence of a capital disqualification event, an investment company event, or a tax event at a specified redemption price as defined in the indenture.

The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. As of September 30, 2014 and December 31, 2013, the Company has deferred payments of interest on the notes for 16 and 13 consecutive quarters in the aggregate amount of $1.9 million and $1.6 million, respectively.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Total
	(Dollars in thousands)
Balance, beginning of period	$(818)	$(1,226)	$(1,267)	$(3,311)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	(278)	(278)
Change in net unrealized holding losses on securities available for sale	(505)	—	—	(505)
Reclassification adjustment for net securities gains realized in net income	(273)	—	—	(273)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	50	—	50
Income tax expense	298	(20)	—	278

Balance, end of period	$(1,298)	$(1,196)	$(1,545)	$(4,039)

	Three Months Ended September 30, 2013
	(Dollars in thousands)
Balance, beginning of period	$(2,470)	$—	$(1,613)	$(4,083)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	—	(420)	(420)
Change in unrealized holding gains on securities available for sale	(1,650)	—	—	(1,650)
Reclassification adjustment for net securities gains realized in net income	2	—	—	2
Income tax benefit	518	—	—	518

Balance, end of period	$(3,600)	$—	$(2,033)	$(5,633)

	Nine Months Ended September 30, 2014
	(Dollars in thousands)
Balance, beginning of period	$(3,374)	$(1,242)	$(2,860)	$(7,476)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	1,315	1,315
Change in net unrealized holding losses on securities available for sale	3,939	—	—	3,939
Reclassification adjustment for net securities gains realized in net income	(652)	—	—	(652)
Transfer of net unrealized loss from available for sale to held to maturity	74	(74)	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	150	—	150
Income tax expense	(1,285)	(30)	—	(1,315)

Balance, end of period	$(1,298)	$(1,196)	$(1,545)	$(4,039)

	Nine Months Ended September 30, 2013
	(Dollars in thousands)
Balance, beginning of period	$1,266	$—	$619	$1,885

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	—	(2,652)	(2,652)
Change in unrealized holding gains on securities available for sale	(7,947)	—	—	(7,947)
Reclassification adjustment for net securities gains realized in net income	(96)	—	—	(96)
Income tax benefit	3,177	—	—	3,177

Balance, end of period	$(3,600)	$—	$(2,033)	$(5,633)

The following table shows the line items in the consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)

Gain on sale of investments, net	$273	$(2)	$652	$96
Tax effect	—	—	—	—

Impact, net of tax	273	(2)	652	96

Interest income - taxable securities	50	—	150	—
Tax effect	—	—	—	—

Impact, net of tax	50	—	150	—

Total reclassifications, net of tax	$323	$(2)	$802	$96

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Bank’s approximate commitments to fund lines of credit at September 30, 2014:

September 30, 2014
(Dollars in thousands)
Home equity lines	$67,134
Consumer and other lines	2,491

$69,625

As of September 30, 2014, the Company had outstanding commitments to originate mortgage loans as follows:

	September 30, 2014
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$740	4.125% to 4.500%
Variable	259	3.125% to 4.750%

	$999

The allowance for unfunded commitments was $0.1 million at September 30, 2014 and December 31, 2013.

The Bank is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of September 30, 2014 and December 31, 2013.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 12. FAIR VALUE DISCLOSURES

We use fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale, mortgage servicing rights and mortgage derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans and real estate owned.

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

Included in securities are investments in an exchange traded bond fund and U.S. Treasury bonds which are valued by reference to quoted market prices and considered a Level 1 security.

Loan Servicing Rights

Loan servicing rights are carried at fair value as determined by a third party valuation firm. The valuation model utilizes a discounted cash flow analysis using discount rates and prepayment speed assumptions used by market participants. The Company classifies loan servicing right fair value measurements as Level 3.

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

Real Estate Owned

Real estate owned, obtained in partial or total satisfaction of a loan is recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent, state certified appraisers. Like impaired loans, appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. Real estate owned carried at fair value is classified as Level 3.

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

Other Investments. at Cost

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

Junior Subordinated Notes

The carrying amount approximates fair value because the debt is variable rate tied to LIBOR.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Securities available for sale:
U.S. government agencies	$1,493	$32,282	$—	$33,775
Municipal securities	—	23,260	—	23,260
Mortgage-backed securities	—	130,341	—	130,341
Mutual fund	583	—	—	583

	2,076	185,883	—	187,959

Loan servicing rights	—	—	2,064	2,064

Forward sales commitments	—	—	34	34

Interest rate lock commitments	—	—	8	8

Total assets	$2,076	$185,883	$2,106	$190,065

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Securities available for sale:
U.S. government agencies	$—	$21,899	$—	$21,899
Municipal securities	—	25,602	—	25,602
Mortgage-backed securities	—	107,415	—	107,415
Mutual fund	568	—	—	568

	568	154,916	—	155,484

Loan servicing rights	—	—	1,883	1,883

Forward sales commitments	—	—	12	12

Total assets	$568	$154,916	$1,895	$157,379

Interest rate lock commitments	$—	$—	$7	$7

Total liabilities	$—	$—	$7	$7

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value as of and for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$2,156	$2,009	$1,888	$1,908

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	68	139	278	649
Fair value adjustment	(93)	(207)	(97)	(616)

Mortgage derivative gains included in Other income	(25)	—	37	—

Balance at end of period	$2,106	$1,941	$2,106	$1,941

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013. There were no loans held for sale carried at fair value at either September 30, 2014 or December 31, 2013.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Loans held for sale	$—	$—	$—	$—
Impaired loans	—	—	36,197	36,197
Real estate owned	—	—	6,167	6,167

Total assets	$—	$—	$42,364	$42,364

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Loans held for sale	$—	$—	$—	$—
Impaired loans	—	—	36,002	36,002
Real estate owned	—	—	10,506	10,506

Total assets	$—	$—	$46,508	$46,508

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2014.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
	Present value of cash flows	Default rates	0 – 10%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	7 – 25%
		Discount rate	12%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	95% – 105%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at September 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$84,093	$84,093	$84,093	$—	$—
Securities available for sale	187,959	187,959	2,076	185,883	—
Securities held to maturity	25,536	26,564	—	26,564	—
Loans held for sale	12,427	13,411	—	13,411	—
Loans receivable, net	530,021	535,198	—	—	535,198
Real estate owned	6,167	6,167	—	—	6,167
Other investments, at cost	4,012	4,012	—	4,012	—
Interest receivable	3,007	3,007	—	—	3,007
Bank owned life insurance	20,302	20,302	—	—	20,302
Loan servicing rights	2,064	2,064	—	—	2,064
Forward sales commitments	34	34	—	—	34
Interest rate lock commitments	8	8	—	—	8

Liabilities:
Demand deposits	$387,306	$387,306	$—	$—	$387,306
Certificate deposits	323,367	326,745	—	—	326,745
Federal Home Loan Bank advances	40,000	41,891	—	—	41,891
Junior subordinated debentures	14,433	14,433	—	—	14,433
Accrued interest payable	2,267	2,267	—	—	2,267

		Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Cash and equivalents	$34,316	$34,316	$34,316	$—	$—
Securities available for sale	155,484	155,484	568	154,916	—
Securities held to maturity	20,988	20,098	—	20,098	—
Loans held for sale	5,688	6,151	—	6,151	—
Loans receivable, net	507,623	526,395	—	—	526,395
Real estate owned	10,506	10,506	—	—	10,506
Federal Home Loan Bank stock	2,724	2,724	—	2,724	—
Interest receivable	2,673	2,673	—	—	2,673
Bank owned life insurance	19,961	19,961	—	—	19,961
Mortgage servicing rights	1,883	1,883	—	—	1,883
Forward sales commitments	12	12	—	—	12

Liabilities:
Demand deposits	$360,869	$360,869	$—	$—	$360,869
Certificate deposits	323,357	327,280	—	—	327,280
Federal Home Loan Bank advances	40,000	41,845	—	—	41,845
Junior subordinated debentures	14,433	14,433	—	—	14,433
Accrued interest payable	2,023	2,023	—	—	2,023
Interest rate lock commitments	7	7	—	—	7

NOTE 13. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by their respective federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. On April 21, 2014, the Bank entered into a memorandum of understanding (the “Memorandum of Understanding”) with the FDIC and the North Carolina Commissioner of Banks (the “Commissioner,” and together with the FDIC, the “Bank Supervisory Authorities”), which replaced the consent order entered into in 2012. In 2012, Macon Bancorp entered into a written agreement (the “Written Agreement”) with the FRB. For additional information about the Memorandum of Understanding and the Written Agreement, see “Supervision and Regulation – Regulatory Agreements” on page 112 of our Registration Statement.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

Following are the required and actual capital amounts and ratios for the Bank:

	Actual		For Capital Adequacy Purposes		To meet the Requirements of the Memorandum of Understanding
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:

Tier I Leverage Capital	$104,197	12.04%	$34,608	≥4%	$69,217	≥8%

Tier 1 Risk-based Capital	$104,197	19.93%	$20,916	≥4%	N/A	N/A

Total Risk-based Capital	$110,799	21.19%	$41,831	≥8%	$57,518	≥11%

As of December 31, 2013:

Tier I Leverage Capital	$54,775	7.02%	$31,190	≥4%	$62,380	≥8%

Tier 1 Risk-based Capital	$54,775	10.70%	$20,484	≥4%	N/A	N/A

Total Risk-based Capital	$61,274	11.97%	$40,968	≥8%	$56,331	≥11%

Following are the required and actual capital amounts and ratios for the Company:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2014:

Tier I Leverage Capital	$122,160	14.12%	$34,613	≥4%

Tier I Risk-based Capital	$122,160	23.34%	$20,922	≥4%

Total Risk Based Capital	$128,763	24.60%	$41,844	≥8%

As of December 31, 2013:

Tier I Leverage Capital	$53,806	6.90%	$31,190	≥4%

Tier I Risk-based Capital	$53,806	10.52%	$20,459	≥4%

Total Risk Based Capital	$60,297	11.79%	$40,917	≥8%

NOTE 14. SUBSEQUENT EVENTS

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company is under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2014 have remained unchanged from the disclosures presented in our Registration Statement.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2014 and December 31, 2013, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

Overview

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Macon Bank, Inc. (the “Bank”), on September 30, 2014 upon the completion of Macon Bancorp’s conversion from the mutual to stock form of organization and merger with the Company. In connection with the conversion, the Company sold 6,546,375 shares of common stock at an offering price of $10.00 per share and received gross sales proceeds of $65.5 million. The Company recognized $1.7 million in reorganization and stock issuance costs as of September 30, 2014 which have been deducted from the gross sales proceeds. Of the $63.7 million in net sales proceeds, $44.6 million, or approximately 70%, was contributed to the capital of the Bank upon completion of the conversion on September 30, 2014.

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

During the nine months ended September 30, 2014, we continued to execute on our key strategic initiatives of stabilizing the loan portfolio and improving asset quality, while generating earnings and increasing capital. Our focus throughout the remainder of 2014 will be on loan growth to increase our net interest income, implementing opportunities to increase fee income, improving asset quality and closely monitoring operating expenses. We strive to be well-positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operational infrastructure in order to be positioned to take advantage of opportunities for growth as they may arise.

Our results of operations are significantly affected by general economic and competitive conditions in our market areas and nationally, as well as changes in interest rates, sources of funding, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. For further information, refer to the Consolidated Financial Statements and notes thereto included in our Registration Statement on Form S-1.

Earnings Summary

Net income for the three months ended September 30, 2014 was $1.9 million compared to $0.7 million for the same period in 2013. Net income for the nine months ended September 30, 2014 was $4.6 million compared to $1.9 million for the same period in 2013. The increase in net income for each period was primarily related to a reduction in the provision for loan losses and real estate owned related expenses, combined with by an increase in net interest income.

Net interest income increased $22 thousand, or 0.4%, to $6.2 million for the three months ended September 30, 2014 and increased $1.1 million, or 5.9%, to $19.5 million for the nine months ended September 30, 2014 compared to the same periods in 2013. The improvement in net interest income for the nine month period was primarily the result of the favorable resolution and restructuring of two commercial loans, which resulted in the recognition of approximately $1.1 million of deferred interest and discounts.

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

The following table shows the differences between income before taxes calculated in accordance with GAAP and income before taxes calculated on a non-GAAP basis for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Income before taxes - GAAP	$1,989	$746	$6,504	$2,328

Adjustments to income before taxes:
Provision for loan losses	16	564	27	2,152
Gain (loss) on sale of investments, net	(273)	2	(652)	(96)
Other than temporary impairment	—	—	76	—
Net cost of operation of real estate owned	590	1,084	2,034	3,574

Net adjustment to income before taxes	333	1,650	1,485	5,630

Core income before taxes - non-GAAP	$2,322	$2,396	$7,989	$7,958

The following table shows the differences between the efficiency ratio calculated in accordance with GAAP and the core efficiency ratio calculated on a non-GAAP basis for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Efficiency ratio - GAAP	73.61%	82.19%	72.68%	80.39%

Non interest expense - GAAP	$5,593	$6,047	$17,374	$18,368
Adjustments to non interest expense:
Net cost of operation of real estate owned	(590)	(1,084)	(2,034)	(3,574)

Core noninterest expense - non-GAAP	$5,003	$4,963	$15,340	$14,794

Non interest income - GAAP	$1,432	$1,213	$4,361	$4,400
Adjustments to non interest income:
Gain (loss) on sale of investments, net	(273)	2	(652)	(96)
Other than temporary impairment	—	—	76	—

Core noninterest income - non-GAAP	$1,159	$1,215	$3,785	$4,304

Net interest income - GAAP	$6,166	$6,144	$19,544	$18,448

Net adjustment to efficiency ratio	-5.31%	-14.75%	-6.92%	-15.37%

Core efficiency ratio - non-GAAP	68.30%	67.44%	65.76%	65.02%

Financial Condition At September 30, 2014 and December 31, 2013

Total assets increased $99.9 million, or 12.7%, to $884.4 million at September 30, 2014 from $784.6 million at December 31, 2013. This increase in assets was comprised primarily of investment securities, which increased $37.0 million, or 21.0%, as deposit growth outpaced loan demand. Cash and cash equivalents increased $49.8 million, or 145.1%, to $84.1 million at September 30, 2014 which is primarily due to the $63.7 million in net proceeds received upon the completion of our common stock offering on September 30, 2014.

Loans receivable increased $8.1 million, or 1.6%, to $530.0 million at September 30, 2014 from $521.9 million at December 31, 2013.

Total liabilities increased $28.1 million, or 3.7%, to $780.1 million at September 30, 2014 from $752.0 million at December 31, 2013, due primarily to strong growth in deposits which increased $26.4 million, or 3.9% to $710.7 million at September 30, 2014 from $684.2 million at December 31, 2013. We did not incur any additional borrowings or indebtedness during the nine months ended September 30, 2014.

Total equity increased $71.8 million, or 220.8%, to $104.3 million at September 30, 2014 from $32.5 million at December 31, 2013. This substantial increase was primarily the result of $63.7 million in net proceeds raised in our common stock offering, a $3.4 million decrease in accumulated other comprehensive loss related to an improvement in net unrealized holding gains and losses on securities available for sale, and $4.6 million of net income for the period.

Cash and Cash Equivalents

Total cash and cash equivalents increased $49.8 million, or 145.1%, to $84.1 million at September 30, 2014 from $34.3 million at December 31, 2013 which is primarily due to the $63.7 million in net proceeds received upon the completion of our common stock offering on September 30, 2014, partially offset by cash used to invest in loans and investment securities. The cash proceeds from the stock offering were not invested as of September 30, 2014 and we continue to hold higher than normal levels of liquidity in anticipation of rising interest rates.

Investment Securities

Our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	At September 30,		At December 31,
	2014		2013
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$20,608	$20,522	$3,557	$3,492
U.S. Government structured agency obligations	12,000	11,760	19,420	18,407
U.S. Treasury Notes & Bonds	1,500	1,493	—	—
Municipal obligations	23,443	23,260	26,963	25,602
Mortgage-backed securities:
U.S. Government agency	103,249	101,984	88,818	86,224
SBA securities	19,162	18,964	18,472	18,162
Collateralized mortgage obligations	9,512	9,393	3,141	3,029
Mutual funds	586	583	576	568

Total securities available-for-sale	$190,060	$187,959	$160,947	$155,484

Available for sale investment securities increased $32.5 million, or 20.9%, to $188.0 million at September 30, 2014 from $155.5 million at December 31, 2013. The increase is primarily related to an increase in deposits over the same period which outpaced loan demand, partially offset by the reclassification of $4.4 million of municipal securities from available for sale to held to maturity during the first nine months of 2014.

Held to maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio as of the most recent quarter and year end.

	At September 30,		At December 31,
	2014		2013
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government structured agency obligations	$21,141	$21,999	$20,988	$20,098
Municipal obligations	4,395	4,565	—	—

Total securities held-to-maturity	$25,536	$26,564	$20,988	$20,098

Held-to-maturity investment securities increased $4.5 million, or 21.7%, to $25.5 million at September 30, 2014 from $21.0 million at December 31, 2013 primarily as a result of reclassification of municipal securities from available-for-sale to held-to-maturity as mentioned above. The reclassification will remain in effect until the investments are called or mature. We reclassified these securities to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss). The difference between the book values and fair values at the date of the transfer will continue to be reported in a separate component of accumulated other comprehensive income (loss), and will be amortized into income over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) are being amortized back to their par values over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a discount.

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

	At September 30, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$230,245	43.2%	$225,520	43.1%
Commercial	172,350	32.3	155,633	29.7
Home equity loans and lines of credit	56,577	10.6	56,836	10.8
Residential construction	8,257	1.5	8,952	1.7
Other construction and land	51,644	9.7	64,927	12.4
Commercial	10,919	2.1	8,285	1.6
Consumer	3,236	0.6	3,654	0.7

Total loans, gross	$533,228	100.0%	$523,807	100.0%

Less:
Deferred loan fees, net	1,631		1,933
Unamortized discount	1,576		—

Total loans, net	$530,021		$521,874

Percentage of total assets	59.9%		66.5%

Net loans increased by $8.1 million, or 1.6%, to $530.0 million at September 30, 2014 from $521.9 million at December 31, 2013. During 2014, we began to experience an improvement in loan demand, primarily in residential and commercial real estate loans. We believe that economic conditions in our primary market area are continuing to improve, albeit at a moderate pace, and that these improving conditions are contributing to an increase in loan demand.

Delinquent Loans

The accrual of interest on loans is discontinued at the time a loan becomes 90 days delinquent or when it becomes probable that all principal and interest will not be collected, whichever occurs first, unless the loan is well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual is reversed. Interest payments received on nonaccrual loans are generally applied as a direct reduction to the principal outstanding until the loan is returned to accrual status. Interest payments received on nonaccrual loans may be recognized as income on a cash basis if recovery of the remaining principal is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments applied to principal while the loan was on nonaccrual may be recognized in income over the remaining life of the loan after the loan is returned to accrual status.

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

	Delinquent loans
	30-59 Days Amount	60-89 Days Amount	90 Days and over Amount	Total Amount
	(Dollars in thousands)
At September 30, 2014
Real estate loans:
One-to four-family residential	$6,641	$1,692	$1,973	$10,306
Commercial	4,754	711	880	6,345
Home equity loans and lines of credit	228	263	939	1,430
Residential construction	222	—	65	287
Other construction and land	1,407	1,444	331	3,182
Commercial	36	—	—	36
Consumer	65	3	—	68

Total loans	$13,353	$4,113	$4,188	$21,654

% of total loans, net	2.52%	0.78%	0.79%	4.09%

At December 31, 2013
Real estate loans:
One-to four-family residential	$5,539	$669	$2,587	$8,795
Commercial	4,746	53	722	5,521
Home equity loans and lines of credit	313	29	350	692
Residential construction	120	—	—	120
Other construction and land	499	185	970	1,654
Commercial	—	35	—	35
Consumer	18	9	—	27

Total loans	$11,235	$980	$4,629	$16,844

% of total loans, net	2.15%	0.19%	0.89%	3.23%

Delinquent loans increased $4.8 million, or 28.6%, to $21.7 million at September 30, 2014 from $16.8 million at December 31, 2013. Included in the delinquent loans at September 30, 2014 are several loans that are part of a total $5.5 million loan relationship secured by a restaurant, lodge, vacation rentals and land that became delinquent in the second quarter of 2014. This relationship was classified as “substandard” at September 30, 2014.

Non-Performing Assets

Non-performing loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Non-performing assets include non-performing loans and REO. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to four-family residential	$3,095	$2,794
Commercial	7,136	10,212
Home equity loans and lines of credit	1,061	350
Residential construction	65	—
Other construction and land	1,014	2,068
Commercial	16	190
Consumer	—	13

Total non-performing loans	$12,387	$15,627

REO:
One- to four-family residential	$362	$1,076
Commercial real estate	1,239	2,988
Residential construction	—	210
Other construction and land	4,566	6,232

Total real estate owned	$6,167	$10,506

Total non-performing assets	$18,554	$26,133

Troubled debt restructurings still accruing	$21,156	$23,015

Ratios:
Non-performing loans to total loans, net	2.34%	2.99%
Non-performing assets to total assets	2.10%	3.33%

Non-performing loans decreased $3.2 million, or 20.7%, to $12.4 million at September 30, 2014 from $15.6 million at December 31, 2013. The largest decrease in the non-performing classification was in commercial real estate loans which declined $3.1 million, or 30.1%. Several commercial real estate relationships returned to accrual status during this period upon demonstration of sustained payment performance and cash flow coverage. Real estate owned decreased $4.3 million, or 41.3%, to $6.2 million at September 30, 2014 from $10.5 million at December 31, 2013, as disposals and writedowns exceeded additions during the nine month period. The decrease in non-performing assets reflects the overall improving economy in our primary market area which has resulted in fewer foreclosures and problem assets.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At September 30,	At December 31,
	2014	2013
	(Dollars in thousands)

Classified loans:
Substandard	$34,836	$47,019
Doubtful	—	—
Loss	—	—

Total classified loans:	34,836	47,019
As a % of total loans, net	6.57%	9.01%

Special mention	33,562	37,670

Total criticized loans	$68,398	$84,689
As a % of total loans, net	12.90%	16.23%

Total classified loans decreased $12.2 million, or 25.9%, to $34.8 million at September 30, 2014 from $47.0 million at December 31, 2013. Total criticized loans decreased $16.3 million, or 19.2%, to $68.4 million at September 30, 2014 from $84.7 million at December 31, 2013. These reductions reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	At or for the three months		At or for the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$11,561	$13,686	$14,251	$14,874

Charge-offs:
Real Estate:
One- to four-family residential	109	505	625	1,146
Commercial	3	341	2,001	1,677
Home equity loans and lines of credit	26	26	357	417
Residential construction	—	65	—	193
Other construction and land	10	189	485	910
Commercial	3	—	128	17
Consumer	59	154	122	410

Total charge-offs	210	1,280	3,718	4,770

Recoveries:
Real Estate:
One- to four-family residential	165	74	188	332
Commercial	6	44	341	125
Home equity loans and lines of credit	5	2	39	21
Residential construction	—	98	—	111
Other construction and land	113	59	199	98
Commercial	4	7	159	25
Consumer	112	56	286	342

Total recoveries	405	340	1,212	1,054

Net charge-offs (recoveries)	(195)	940	2,506	3,716

Provision for loan losses	16	564	27	2,152

Balance at end of period	$11,772	$13,310	$11,772	$13,310

Ratios:
Net charge-offs to average loans outstanding (annualized)	-0.14%	0.72%	0.62%	0.92%
Allowance to non-performing loans at period end	95.04%	164.20%	95.04%	164.20%
Allowance to total loans, net at period end	2.22%	2.55%	2.22%	2.55%

Net charge-offs/recoveries for the quarter ended September 30, 2014 improved by $1.1 million, to net recoveries of $0.2 million compared to net charge-offs of $0.9 million for the corresponding period in the prior year. For the nine months ended September 30, 2014 net charge-offs decreased $1.2 million, or 32.6%, compared to the corresponding period in the prior year. A $1.7 million charge-off was recorded on our largest lending relationship during the first quarter of 2014, and was responsible for a significant portion of the $3.7 million of charge-offs recorded during the nine months ended September 30, 2014. This expected loss was previously reserved for at December 31, 2013, resulting in no impact on the provision for loan losses during the first nine months of 2014. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong, increasing slightly from 91.19% at December 31, 2013 to 95.04% at September 30, 2014.

Real Estate Owned (REO)

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

One- to four-family residential	$362	$1,076
Commercial	1,239	2,988
Residential construction	—	210
Other construction and land	4,566	6,232

Total	$6,167	$10,506

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$7,485	$16,172	$10,506	$19,755
Additions	454	5,194	1,516	8,141
Disposals	(1,427)	(4,124)	(4,406)	(7,876)
Writedowns	(411)	(548)	(1,508)	(2,387)
Other	66	1,057	59	118

Balance, end of period	$6,167	$17,751	$6,167	$17,751

REO decreased $4.3 million, or 41.3%, to $6.2 million at September 30, 2014 from $10.5 million at December 31, 2013, and decreased $11.6 million, or 65.3%, to $6.2 million at September 30, 2014 from $17.8 million at September 30, 2013. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

As a result of the analysis above, we concluded that a valuation allowance was necessary as of September 30, 2014 and December 31, 2013. The recorded balance of net deferred tax assets at September 30, 2014 and December 31, 2013 of $2.4 million and $4.2 million respectively, represents the amount of tax planning strategies available to the

Company. We maintained a valuation allowance of $20.5 million and $22.6 million against our deferred tax asset as of September 30, 2014 and December 31, 2013, respectively. The tax planning strategies utilized include converting tax free municipal income to taxable income, the intention and ability to hold securities with an unrealized loss, and the ability to create taxable gains on certain insurance policies.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of		As of
	September 30, 2014		December 31, 2013
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Savings accounts	$28,115	4.0%	$25,593	3.7%
Time deposits	314,194	44.1	311,830	45.7
Brokered CDs	9,173	1.3	11,527	1.7
Money market accounts	188,141	26.5	183,504	26.8
Interest-bearing demand accounts	88,669	12.5	81,645	11.9
Noninterest-bearing demand accounts	82,381	11.6	70,127	10.2

Total deposits	$710,673	100.0%	$684,226	100.0%

As noted in the table above, we have experienced deposit growth across all categories, with the exception of brokered deposits, which we expect to completely eliminate by September 2015.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at September 30, 2014 and December 31, 2013 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. The effective interest rate was 3.03% and 3.04% at September 30, 2014 and December 31, 2013, respectively. Because of restrictions in the Written Agreement, we have been deferring payment of dividends for 16 consecutive quarters. At September 30, 2014, we have deferred payments of interest on the notes in the amount of $1.9 million.

Equity

Total equity increased $71.8 million, or 220.8%, to $104.3 million at September 30, 2014 from $32.5 million at December 31, 2013. This substantial increase was primarily the result of $63.7 million in net proceeds raised in our common stock offering, a $3.4 million increase in accumulated other comprehensive income related to an improvement in net unrealized holding gains and losses on securities available for sale, and $4.6 million of net income for the period.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013.

General. Net income increased $1.2 million, or 168.9%, to $1.9 million for the three months ended September 30, 2014, compared to net income of $0.7 million for the three months ended September 30, 2013. On a pre-tax basis, income increased $1.2 million, or 166.6%, to $2.0 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013. These increases were primarily attributable to a decrease in the provision for loan losses of $0.5 million and a decrease in non-interest expense of $0.5 million. The increase in after-tax income was partially offset by an increase in income tax expense of $0.1 million primarily due to alternative minimum tax payments made during the three months ended September 30, 2014.

Net Interest Income. Net interest income before provision for loan losses increased slightly to $6.2 million for the three months ended September 30, 2014, compared to $6.1 million for the same period in 2013. The tax-equivalent net interest margin decreased from 3.41% for the quarter ended September 30, 2013 to 3.04% for the same period in 2014. The decline in the margin was primarily the result of a significant increase of $48.5 million in the average balance of cash held in interest-bearing accounts compared to the same period in 2013. The increase in the average balance of cash held in interest bearing-accounts is attributable to our oversubscribed common stock offering in the third quarter of 2014 during which the collected funds were not invested in higher yielding assets.

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

	For the three months ended
	September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$539,301	$6,677	4.91%	$524,142	$6,778	5.13%
Loans, tax exempt (1)	2,010	25	4.93	1,665	24	5.78
Investments - taxable	199,832	1,024	2.03	174,543	939	2.13
Investment tax exempt (1)	7,930	129	6.44	8,771	139	6.31
Interest earning deposits	58,086	21	0.14	9,600	5	0.21
Other investments, at cost	3,837	89	9.20	3,099	15	1.92

Total interest-earning assets	810,996	7,965	3.90	721,820	7,901	4.34

Noninterest-earning assets	50,884			47,722

Total assets	$861,880			$769,542

Interest-bearing liabilities:
Savings accounts	$27,702	$9	0.13%	$25,974	$10	0.15%
Certificates of deposit	327,384	1,054	1.28	324,782	1,099	1.34
Money market accounts	188,547	254	0.53	180,399	277	0.61
Interest bearing transaction accounts	88,825	45	0.20	78,665	34	0.17

Total interest bearing deposits	632,458	1,362	0.85	609,820	1,420	0.92

FHLB advances	40,001	178	1.77	27,253	158	2.30
Junior subordinated debentures	14,433	207	5.69	14,433	123	3.38

Total interest-bearing liabilities	686,892	1,747	1.01	651,506	1,701	1.04

Noninterest-bearing deposits	120,206			71,435

Other non interest bearing liabilities	12,451			6,913

Total liabilities	819,549			729,854
Total equity	42,331			39,688

Total liabilities and net worth	$861,880			$769,542

Tax-equivalent net interest income		$6,218			$6,200

Net interest-earning assets (2)	$124,104			$70,314

Average interest-earning assets to interest-bearing liabilities	1.18			1.11

Tax-equivalent net interest rate spread (3)			2.89%			3.31%
Tax-equivalent net interest margin (4)			3.04%			3.41%

(1)	Tax exempt loans and investments are calculated giving effect to a 34% federal tax rate.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the three months ended September 30, 2014 compared to the three months ended September 30, 2013
	Change due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$191	$(292)	$(101)
Loans, tax exempt (2)	5	(4)	1
Investment - taxable	131	(46)	85
Investments - tax exempt (2)	(13)	3	(10)
Interest-earning deposits	18	(2)	16
Other investments, at cost	4	70	74

Total interest-earning assets	336	(271)	65

Interest-bearing liabilities:
Savings accounts	$(1)	$2	$1
Certificates of deposit	(9)	54	45
Money market accounts	(12)	35	23
Interest bearing transaction accounts	(5)	(6)	(11)
FHLB advances	(62)	42	(20)
Junior subordinated debentures	—	(84)	(84)

Total interest-bearing liabilities	(89)	43	(46)

Change in tax-equivalent net interest income	$247	$(228)	$19

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Net interest income before provision for loan losses increased slightly to $6.2 million for the three months ended September 30, 2014, compared to $6.1 million for the same period in 2013. As indicated in the table above, an increase in net interest earned of $247 thousand attributable to an improvement in volume was almost entirely offset by a $228 thousand reduction in net interest earned attributable to a reduction in rates.

The increase in tax-equivalent net interest income of $247 thousand due to volume was primarily due to the effect of higher average loan and taxable investment balances which increased $15.5 million and $25.3 million, respectively, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in average loan and investment balances was partially offset by higher average FHLB advance balances which increased $12.7 million over the same periods.

The decrease in tax-equivalent net interest income of $228 thousand due to rate was primarily due to the impact of lower average loan yields which decreased 22 basis points to 4.91% in the quarter ended September 30, 2014 as compared to 5.13% in the three months ending September 30, 2013. The decrease in average loan yields was partially offset by the impact of lower average deposit yields which decreased 7 basis points to 0.85% in the quarter ended September 30, 2014 as compared to 0.92% in the three months ending September 30, 2013. In addition, a reduction in average rates on FHLB advances from 2.30% during the three months ended September 30, 2013 to 1.77% for the three months ended September 30, 2014 also contributed to the increase in this component of net interest income. The lower average FHLB advance rates were due to a restructuring of the advances during 2013 that lengthened the maturities and lowered the rates.

Our tax-equivalent net interest rate spread decreased by 42 basis points to 2.89% for the three months ended September 30, 2014 compared to 3.31% for the three months ended September 30, 2013, and our tax-equivalent net interest margin decreased 37 basis points to 3.04% for the three months ended September 30, 2014, compared to 3.41% for the three months ended September 30, 2013. The primary cause of these decreases was an asset-sensitive balance sheet which resulted in a 44 basis point decrease in the yield on earning assets, driven primarily by lower loan yields and a significant increase of $48.5 million in the average balance of cash held in interest-bearing accounts attributable to our oversubscribed common stock offering in the third quarter of 2014, during which the collected funds were not invested in higher yielding assets.

Provision for Loan Losses. During the three months ended September 30, 2014, the provision for loan losses was $16 thousand compared to $0.6 million for the same period in the prior year. The decrease in the provision for loan losses was the result of an improvement in asset quality as compared to the prior year, and a continued reduction in historical and projected loan losses, which has favorably impacted our allowance for loan loss model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Servicing income (expense), net	$66	$(48)	$114
Mortgage banking	177	399	(222)
Gain (loss) on sale of investments, net	273	(2)	275
Overdraft fees	261	287	(26)
Interchange fees	295	268	27
Bank owned life insurance	131	141	(10)
Other	229	168	61

Total	$1,432	$1,213	$219

The $0.1 million net increase in servicing income was primarily the result of an increase in the fair value of the corresponding mortgage servicing rights. The fair value of our mortgage servicing rights has risen in recent quarters due to a decrease in expected prepayment speeds.

Mortgage banking income declined $0.2 million, or 55.6%, consistent with an industry-wide slowdown in refinancing activity.

Net gains on sales of investments increased $0.3 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in net gains on sales of investments is due to the sale of investments for gross proceeds of $3.4 million for the three months ended September 30, 2014 compared to $0.1 million for the three months ended September 30, 2013.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)

Compensation and employee benefits	$2,936	$2,811	$125
Net occupancy	655	609	46
Federal deposit insurance	275	425	(150)
Professional and advisory	149	196	(47)
Data processing	272	221	51
Net cost of operation of real estate owned	590	1,084	(494)
Other	716	701	15

Total noninterest expenses	$5,593	$6,047	$(454)

Compensation and employee benefits increased by $0.1 million, or 4.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This additional expense resulted primarily from an increase in the number of full-time equivalent employees to 187 at September 30, 2014, as compared to 183 at the end of September 30, 2013, in response to anticipated growth.

FDIC deposit insurance decreased $0.2 million, or 35.3%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of a reduction in our assessment rates due to an improving risk profile.

The net cost of operation of real estate owned decreased $0.5 million, or 45.6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This reduction reflects recent decreases in our levels of real estate owned.

Income Taxes. We recorded $0.1 million of income tax expense for the three months ended September 30, 2014, reflecting alternative minimum tax payments made during the period offset by an increase in our allowable net deferred tax asset based on the available tax planning strategies, compared to $46 thousand in the three months ended September 30, 2013. Several of our tax planning strategies are sensitive to changes in interest rates, and we may be required to further reduce our net deferred tax asset in the future should interest rates materially change. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

Net income increased $2.8 million, or 150.5%, to $4.6 million for the nine months ended September 30, 2014, compared to net income of $1.9 million for the nine months ended September 30, 2013. On a pre-tax basis, income increased $4.2 million, or 179.4%, to $6.5 million for the nine months ended September 30, 2014 compared to $2.3 million for the nine months ended September 30, 2013. These increases were primarily due to an increase in net interest income of $1.1 million and decreases in non-interest expense of $1.0 million and the provision for loan losses of $2.1 million. The increase in after-tax income was partially offset by an increase in income tax expense of $1.4 million due to an increase in the valuation allowance for our deferred tax asset as a result of a reduction in the amount of tax planning strategies available to us.

Net Interest Income. Net interest income before provision for loan losses increased by $1.1 million, or 5.9%, to $19.5 million for the nine months ended September 30, 2014, compared to $18.4 million for the nine months ended September 30, 2013. This improvement was the result of an increase in loan yields of 6 basis points and a reduction in rates on interest-bearing liabilities of 10 basis points for the nine months ended September 30, 2014 compared to the same period during 2013. The improved loan yields were primarily the result of the favorable resolution and restructuring of two commercial loans, which resulted in the recognition of approximately $1.1 million of deferred interest and discounts.

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

	For the nine months ended
	September 30,
	2014			2013
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$532,891	$21,022	5.27%	$536,424	$20,923	5.21%
Loans, tax exempt (1)	1,979	76	5.12	1,692	74	5.87
Investments - taxable	185,116	2,976	2.15	158,967	2,427	2.04
Investment tax exempt (1)	8,476	409	6.45	8,771	420	6.40
Interest earning deposits	35,982	49	0.18	13,046	22	0.23
Other investments, at cost	3,643	136	4.99	3,181	52	2.19

Total interest-earning assets	768,087	24,668	4.29	722,081	23,918	4.43

Noninterest-earning assets	49,630			49,255

Total assets	$817,717			$771,336

Interest-bearing liabilities:
Savings accounts	$26,717	27	0.14%	$25,588	28	0.15
Certificates of deposit	326,280	3,163	1.30	329,923	3,438	1.39
Money market accounts	185,650	753	0.54	181,492	853	0.63
Interest bearing transaction accounts	83,708	108	0.17	76,516	99	0.17

Total interest bearing deposits	622,355	4,051	0.87	613,519	4,418	0.96

FHLB advances	40,002	526	1.76	26,210	517	2.64
Junior subordinated debentures	14,433	382	3.54	14,433	367	3.40

Total interest-bearing liabilities	676,790	4,959	0.98	654,162	5,302	1.08

Noninterest-bearing deposits	88,878			67,204

Other non interest bearing liabilities	12,488			8,509

Total liabilities	778,156			729,875
Total equity	39,561			41,461

Total liabilities and net worth	$817,717			$771,336

Tax-equivalent net interest income		$19,709			$18,616

Net interest-earning assets (2)	$91,297			$67,919

Average interest-earning assets to interest-bearing liabilities	1.13			1.10

Tax-equivalent net interest rate spread (3)			3.31%			3.34%
Tax-equivalent net interest margin (4)			3.43%			3.45%

(1)	Tax exempt loans and investments are calculated giving effect to a 34% federal tax rate.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
	Change due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$(139)	$238	$99
Loans, tax exempt (2)	12	(10)	2
Investment - taxable	415	134	549
Investments - tax exempt (2)	(14)	3	(11)
Other investments, at cost	32	(5)	27
Interest-earning deposits	9	75	84

Total interest-earning assets	$315	$435	$750

Interest-bearing liabilities:
Savings accounts	$(1)	$2	$1
Certificates of deposit	38	237	275
Money market accounts	(19)	119	100
Interest bearing transaction accounts	(9)	—	(9)
FHLB advances	(217)	208	(9)
Junior subordinated debentures	—	(15)	(15)

Total interest-bearing liabilities	$(208)	$551	$343

Change in tax-equivalent net interest income	$107	$986	$1,093

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Tax-equivalent net interest income increased by $1.1 million, or 5.9%, to $19.7 million for the nine months ended September 30, 2014, from $18.6 million for the nine months ended September 30, 2013. As indicated in the table above, the increase resulted from additional interest earned of $1.0 million attributable to an improvement in rates and an increase of $0.1 million attributable to volume.

The increase in tax-equivalent net interest income due to rates was primarily due to the impact of higher average loan yields which increased to 5.27% in the nine months ended September 30, 2014 as compared to 5.21% in the nine months ending September 30, 2013. This increase in loan yields reflects the impact of the aforementioned favorable resolution and restructuring of two commercial loans, which contributed substantially all of the 6 basis point increase in loan yields. In addition, lower average rates on FHLB advances of 1.76% for the nine months ended September 30, 2014, as compared to 2.64% for the same period in the prior fiscal year, also contributed to the increase in net interest income. The lower average FHLB advance rates were due to a restructuring of the advances during 2013 that lengthened the maturities and lowered the rates. An 9 basis point reduction in average deposit yields to 0.87% for the nine months ended September 30, 2014, from 0.96% for the comparable period ended September 30, 2013 also contributed to the increase in the component of tax-equivalent net interest income attributable to rates.

The increase in tax-equivalent net interest income of $0.1 million due to volume was primarily due to the effect of higher average taxable investment balances which increased $26.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. The improvement related to the higher average balance in taxable investments was partially offset by higher average FHLB advance balances which increased $13.8 million over the same periods. Although average loan balances decreased when comparing the first nine months of 2014 to the same period in 2013, we have experienced loan growth during the first nine months of 2014.

Our tax-equivalent net interest rate spread remained mostly flat, decreasing by 3 basis points to 3.31% for the nine months ended September 30, 2014 compared to 3.34% for the nine months ended September 30, 2013. Our tax-equivalent net interest margin also remained relatively unchanged, decreasing by 2 basis points to 3.43% from 3.45% over the same periods.

Provision for Loan Losses. During the nine months ended September 30, 2014, the provision for loan losses was $27 thousand compared to $2.2 million for the same period in the prior fiscal year. The decrease in the provision for loan losses was the result of an improvement in asset quality, and a continued reduction in historical and projected loan losses which has favorably impacted our allowance for loan loss model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)
Servicing income (expense), net	$492	$(144)	$636
Mortgage banking	660	1,836	(1,176)
Gain on sale of investments, net	652	96	556
Other than temporary impairment	(76)	—	(76)
Overdraft fees	769	852	(83)
Interchange fees	836	746	90
Bank owned life insurance	389	412	(23)
Other	639	602	37

Total	$4,361	$4,400	$(39)

The $0.6 million net increase in servicing income was primarily the result of an increase in the fair value of the corresponding mortgage servicing rights. The fair value of our mortgage servicing rights has risen in recent quarters due to a decrease in expected prepayment speeds.

Mortgage banking income declined $1.2 million, or 64.1%, consistent with an industry-wide slowdown in refinancing activity.

Net gains on sales of investments increased $0.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in net gains on sales of investments is due to the sale of investments for gross proceeds of $18.8 million for the nine months ended September 30, 2014 compared to $4.2 million for the nine months ended September 30, 2013.

We also recorded an other than temporary impairment of $76 thousand on a Small Business Investment Company investment fund during the nine months ended September 30, 2014.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Change
	(Dollars in thousands)

Compensation and employee benefits	$8,974	$8,565	$409
Net occupancy	1,964	1,890	74
Federal deposit insurance	971	1,267	(296)
Professional and advisory	529	416	113
Data processing	774	666	108
Net cost of operation of real estate owned	2,034	3,574	(1,540)
Other	2,128	1,990	138

Total noninterest expenses	$17,374	$18,368	$(994)

Compensation and employee benefits increased by $0.4 million, or 4.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This additional expense resulted from an increase in the number of full-time equivalent employees to 187 at the end of September 30, 2014, as compared to 177 at the end of September 30, 2013, in response to anticipated growth.

FDIC deposit insurance decreased $0.3 million, or 23.4%, for the nine months ended September 30, 2014 compared to the same period in 2013 as a result of a reduction in our assessment rates due to an improving risk profile.

The net cost of operation of real estate owned decreased $1.5 million, or 43.1%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This reduction reflects recent decreases in our levels of real estate owned.

Income Taxes. We recorded $1.9 million of income tax expense for the nine months ended September 30, 2014, reflecting a decrease in our allowable net deferred tax asset based on the available tax planning strategies, compared to $0.5 million in the nine months ended September 30, 2013. Several of our tax planning strategies are sensitive to changes in interest rates, and we may be required to further reduce our net deferred tax asset in the future should interest rates materially change. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Operating Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At September 30, 2014, cash and cash equivalents totaled $84.1 million. Included in this total is $75.5 million held at FRB and $1.6 million held at the FHLB in interest-earning assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Operating activities:

Loans originated for sale	$(22,228)	$(54,062)
Proceeds from loans originated for sale	16,113	56,584

Investing activities:
Purchases of investments	$(72,408)	$(93,129)
Maturities and principal repayments of investments	19,600	28,938
Sales of investments	18,833	4,180
Net (increase) decrease in loans	(10,930)	28,270
Proceeds from sales of real estate owned	3,157	6,690

Financing activities:
Net increase in deposits	$26,447	$7,755
Proceeds from sale of common stock	63,733	—

At September 30, 2014, we had $1.0 million in outstanding commitments to originate mortgage loans. In addition to commitments to originate mortgage loans, we had $67.1 million in unused lines of credit for home equity loans and other lines of credit and $2.5 million for consumer lines.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of September 30, 2014.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of September 30, 2014:

		Total Capacity	Used Capacity	Unused Capacity

FHLB	Loans	$100,734	$40,000	$60,734
Unpledged Marketable Securities	Investments	203,089	10,755	192,334
FRB	Loans	50,848	—	50,848

		$354,671	$50,755	$303,916

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under the Memorandum of Understanding, the Bank is required to maintain a Tier I leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. For additional information, see “Supervision and Regulation – Regulatory Agreements” on page 112 of our Registration Statement. The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To meet the Requirements of the Memorandum of Understanding
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:

Tier I Leverage Capital	$104,197	12.04%	$34,608	≥4%	$69,217	≥8%

Tier 1 Risk-based Capital	$104,197	19.93%	$20,916	≥4%	N/A	N/A

Total Risk-based Capital	$110,799	21.19%	$41,831	≥8%	$57,518	≥11%

As of December 31, 2013:

Tier I Leverage Capital	$54,775	7.02%	$31,190	≥4%	$62,380	≥8%

Tier 1 Risk-based Capital	$54,775	10.70%	$20,484	≥4%	N/A	N/A

Total Risk-based Capital	$61,274	11.97%	$40,968	≥8%	$56,331	≥11%

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

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages to the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our markets. Deposits, exclusive of brokered certificates of deposit, increased to $701.5 million at September 30, 2014, from $672.7 million at December 31, 2013. Brokered deposits declined $2.4 million, or 20.4%, to $9.2 million at September 30, 2014 from $11.5 million at December 31, 2013. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the Federal Reserve.

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

	September 30, 2014		December 31, 2013
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	15.4	(14.2)	10.5	(24.2)
+300	10.7	(12.1)	7.1	(21.1)
+200	6.3	(9.1)	3.9	(15.7)
+100	2.4	(5.3)	1.3	(9.1)
—	—	—	—	—
-100	(6.3)	2.3	(4.4)	5.1

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation could result in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation could result in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 6.3% increase in NII as of September 30, 2014 as compared to a 3.9% increase in NII as of December 31, 2013.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has declined from December 31, 2013 to September 30, 2014. For example, a 200 basis point increase in rates would result in a 9.1% decrease in EVE as of September 30, 2014 as compared to a 15.7% decrease in EVE as of December 31, 2013.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, the Companys’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, except for the Regulatory Agreements, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended September 30, 2014.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in the Registration Statement on Form S-1 as filed with the SEC on July 18, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

As disclosed in the Registration Statement, the Company has, since December 30, 2010, deferred payment of dividends on trust preferred securities issued by its subsidiary, Macon Capital Trust I. As of the date of filing of this report, the amount of accrued and unpaid dividends is $1.9 million. The Company intends to seek regulatory approval to resume payment of dividends during the fourth quarter of 2014.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on September 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2014	Entegra Financial Corp.

(Registrant)

	By:	/s/ David A. Bright
	Name:	David A. Bright
	Title:	Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.