Form 10-K
period 2014-12-31
Entegra Financial Corp.
filed 2015-03-30
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2014

Commission File Number: 001-35302

Entegra Financial Corp.

(Exact name of Registrant as specified in its Charter)

North Carolina	45-2460660
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 One Center Court,
Franklin, North Carolina	28734
(Address of principal executive offices)	(Zip Code)

(828) 524-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value per share	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0. On March 27, 2015, 6,546,375 shares of the issuer’s common stock (no par value), were issued and outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2015.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation:

•	our failure to comply with the terms of any supervisory regulatory agreements;
•	the occurrence of an ownership change under applicable tax rules that could limit our ability to utilize losses to offset future taxable income;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	credit quality deterioration as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	weaknesses in the real estate market affect the value of real estate serving as collateral for loans in our portfolio
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (“PCAOB”);
•	changes in our key personnel, and our compensation and benefit plans;
•	changes in our financial condition or results of operations that reduce capital available to pay dividends or buyback shares;
•	changes in the financial condition or future prospects of issuers of securities that we own; and
•	other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the SEC.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We undertake no obligation to update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I

Item 1. Business

General

Entegra Financial Corp. (“Entegra” or the “Company”), headquartered in Franklin, North Carolina, was incorporated on May 31, 2011 to be the holding company for Macon Bank, Inc. (the “Bank”) upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. Prior to the completion of the conversion, the Company did not engage in any significant activities other than organizational activities. On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 6,546,375 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $63.7 million.

The Company has one non-bank subsidiary, Macon Capital Trust I (“Macon Trust”), a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. Macon Trust is not consolidated in the Company’s financial statements.

Macon Bank, Inc. is a North Carolina chartered savings bank founded in 1922. Our business consists primarily of accepting deposits from individuals and small businesses and investing those deposits, together with funds generated from operations and borrowings, primarily in loans secured by real estate, including commercial real estate loans, one- to four-family residential loans, construction loans, and home equity loans and lines of credit. We also originate commercial business loans and invest in investment securities. Through our mortgage loan production operations we originate loans for sale in the secondary markets to Fannie Mae and others, generally retaining the servicing rights in order to generate servicing income, supplement our core deposits with escrow deposits and maintain relationships with local borrowers. We offer a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts.

The Bank has one wholly-owned subsidiary, Macon Services, Inc., which owns an investment real estate property acquired in settlement of loans.

Market Area

The Bank was organized as a mutual savings and loan association, or “thrift,” for the primary purpose of promoting home ownership through mortgage lending, financed by locally gathered deposits. Surviving the Great Depression of the 1930’s, we remained a single-office bank until we opened a second office in downtown Murphy, North Carolina in 1981. Between 1993 and 2002, we added eight more branches in North Carolina, including a second office in Franklin, one in each of Highlands, Brevard, Sylva, Cashiers and Arden, and two in Hendersonville. In 2007, we opened two more branches in Columbus and Saluda, North Carolina.

We currently have 11 branches located throughout the western North Carolina counties of Cherokee, Henderson, Jackson, Macon, Polk and Transylvania, which we consider our primary market area, and a loan production office in Greenville, South Carolina, which is currently part of our secondary market area. We also regularly extend loans to customers located in neighboring counties, including Buncombe, Clay, Haywood, Rutherford and Swain in North Carolina; Fannin, Rabun, Towns and Union in Georgia; and Anderson, Cherokee, Oconee, Pickens and Spartanburg in South Carolina, which we consider our secondary market area.

The primary economic drivers of our primary market area are tourism and a vacation and retirement home industry. This area has numerous small- to mid-sized businesses, which are our primary business customers. These businesses include agricultural producers, artisans and specialty craft manufacturers, small industrial manufacturers, and a variety of service oriented industries. The largest employers in Macon County include Drake Software, a national tax software provider, based in Franklin. A new casino and hotel complex is currently under construction in Cherokee County. The casino and hotel, which will be operated by Caesars Entertainment Corp., are projected to create additional employment directly, and indirectly through increased economic activity in the area.

Unemployment data is one of the most significant indicators of the economic health in our market areas and management monitors this data on a regular basis. As reflected in the table below, the unemployment rate in each of the counties in our primary market area has been elevated over the last several years subsequent to the Great Recession. However, each of the counties within our primary market area showed significant improvement in the unemployment rate during 2013 and 2014.

	Unemployment Rate (1)
	December 31,
County	2014	2013	2012	2011	2010
Macon	5.6%	7.3%	11.1%	11.3%	10.3%
Henderson	4.0	4.9	7.2	7.6	7.5
Jackson	4.7	5.8	9.6	9.4	8.8
Polk	4.0	4.6	7.8	7.7	7.5
Transylvania	5.6	6.6	10.1	9.6	9.0
Cherokee	7.2	9.0	12.8	12.9	12.6

(1) - Unemployment rate per the United States Department of Labor

Competition

The banking business is highly competitive. We have significant competition in our primary and secondary market areas. We compete with commercial banks, savings institutions, finance companies, credit unions and other financial services companies. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not. However, we believe that our long-time presence in our primary market area and focus on superior service distinguish us from our competitors, many of whom operate under different names or are under different leadership as a consequence of the effects of the recent recession and a series of mergers and acquisitions.

Market Share

As of June 30, 2014, the most recent date for which market data is available, total deposits in the Bank’s primary market area, Cherokee, Henderson, Jackson, Macon, Polk and Transylvania Counties, were over $4.4 billion. At June 30, 2014, our deposits represented 16.1% of the market compared to 15.4% at June 30, 2013, ranking us second in deposit market share within our primary market area.

Employees

At December 31, 2014, the Company had a total of 189 employees, of which 171 were full-time and 18 were part-time, all of whom were compensated by the Bank. None of the Company’s employees are represented by a collective bargaining unit, and the Company has not recently experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

Lending Activities

Our primary lending activities are the origination of one- to four-family residential mortgage loans, commercial real estate loans, commercial business loans and home equity loans and lines of credit. Our largest category of loans is one- to four-family residential mortgage loans followed by commercial real estate, and home equity loans and lines of credit. At December 31, 2014, our top 25 relationships represented a lending exposure of $93.9 million with the largest single relationship totaling $7.6 million. These loans are primarily for commercial business purposes and collateralized by real estate, primarily commercial, and construction and land development loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2014, $227.2 million, or 41.8%, of our total loan portfolio consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. We generally sell 15- and 30-year fixed loans in the secondary market.

Our one- to four-family residential mortgage loans originated for sale are underwritten according to Fannie Mae underwriting guidelines. When these loans are sold into the secondary market, we generally retain the servicing rights. We refer to loans that conform to such guidelines as “conforming loans.” We originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is generally $417,000 for single-family homes. Loans in excess of $417,000 (referred to as “jumbo loans”) may be originated for retention in our loan portfolio. We generally underwrite jumbo loans in the same manner as conforming loans.

We will originate loans with loan-to-value ratios in excess of 80% for sale into the secondary market. We require private mortgage insurance for loans with loan-to-value ratios in excess of 80%. Subject to satisfactory underwriting, we will occasionally make loans with a loan-to-value ratio as high as 89% for retention in our loan portfolio, in which case we may not require private mortgage insurance.

We generally retain the servicing rights on loans sold in the secondary market in order to generate cash flow, supplement our core deposits with escrow deposits, and maintain relationships with local borrowers.

Other than our loans for the construction of one- to four-family residential mortgage loans (described under “—One-to Four-Family Residential Construction, Other Construction and Land, and Consumer Loans”) and home equity loans and lines of credit (described under “—Home Equity Loans and Lines of Credit”), presently we do not offer “interest only” mortgage loans (where the borrower pays only interest for an initial period, after which the loan converts to a fully amortizing loan) on one- to four-family residential properties.

We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower may pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

Commercial Real Estate Loans. At December 31, 2014, $179.4 million, or 33.0%, of our loan portfolio consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily comprise business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 80% of the appraised value or purchase price of the property. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deduction for an appropriate vacancy factor and reasonable expenses. Individuals owning 20% or more of the business and/or real estate are generally required to sign the note as co-borrowers or provide personal guarantees. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Almost all of our commercial real estate loans are generated internally by our loan officers.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans generally have greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions not within the control of the borrower or lender could affect the value of the underlying collateral or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Home Equity Loans and Lines of Credit. At December 31, 2014, $56.6 million, or 10.4%, of our loan portfolio consisted of home equity loans and lines of credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit are currently originated with fixed or adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences is 70% when combined with the principal balance of the existing mortgage loan. We require appraisals or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral.

Home equity loans and lines of credit entail greater credit risks compared to one- to four-family residential mortgage loans. At December 31, 2014, we had total home equity line commitments of $100.3 million with $56.6 million, or 56.4%, advanced. First lien home equity line balances accounted for 39.6% of the total amount advanced. At December 31, 2014, $1.8 million of our home equity loans and lines of credit were past due 30 days or more.

Commercial Loans. At December 31, 2014, $19.1 million, or 3.5%, of our loan portfolio consisted of commercial loans. We make various types of secured and unsecured commercial loans to customers in our market areas in order to provide customers with working capital and for other general business purposes. The terms of these loans generally range from less than one year to a maximum of 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index. We seek to originate loans to small- to medium-sized businesses with principal balances between $150,000 and $750,000; however, we also originate government-guaranteed Small Business Administration, or SBA, loans with higher balances with the intent of selling the guaranteed portion into the secondary market. During 2014, we originated $7.5 million of SBA loans.

Commercial credit decisions are based upon our credit assessment of each applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. Individuals owning 20% or more of the business and/or real estate are generally required to sign the note as co-borrowers or provide personal guarantees. In addition to evaluating the applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness. In addition, collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of similar duration because they have a higher risk of default with repayment generally depending on the successful operation of the borrower’s business and the sufficiency of any collateral.

One- to Four-Family Residential Construction, Other Construction and Land, and Consumer Loans. At December 31, 2014, our portfolio included $7.8 million of one- to four-family residential construction loans or 1.4% of our loan portfolio. Other construction and land loans comprised $50.3 million, or 9.3% of our loan portfolio. Consumer loans totaled $3.2 million, or 0.6% of our loan portfolio, and included automobile and other consumer loans. We make construction loans to owner-occupiers of residential properties, and to businesses for commercial properties. In the past, we made loans to developers for speculative residential construction; however, following the recession we virtually eliminated speculative construction lending. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-value ratio based on the appraised value upon completion. Repayment of construction loans on non-residential properties is normally attributable to rental income, income from the borrower’s operating entity or the sale of the property. Repayment of loans on income-producing property is normally scheduled following completion of construction, when permanent financing is obtained. We typically provide permanent mortgage financing on our construction loans for income-producing property. Construction loans are interest-only during the construction period, which typically does not exceed 12 months, and convert to permanent, fully-amortizing financing following the completion of construction.

Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimated construction cost is inaccurate, additional funds beyond the amount originally committed may be advanced in order to ensure the completion of the construction and protect the value of our investment in the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs.

At December 31, 2014, our largest other construction and land loan had a principal balance of $5.7 million and was secured by a first mortgage on single family residential real estate, as well as additional residential building lots. At December 31, 2014, this loan was performing in accordance with its terms.

Loan Originations, Purchases, Sales, Participations and Servicing. All residential loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Fannie Mae underwriting guidelines, as applicable. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one- to four-family residential mortgage loans are originated by our loan officers.

Historically, we have sold most of our 15-year and longer residential loans to Fannie Mae or non-government purchasers. During the years ended December 31, 2014, 2013, and 2012, we sold $20.9 million, $63.1 million, and $41.1 million, respectively, of conforming residential loans, primarily with terms of 15 years and longer. We sell our loans with the servicing rights retained on residential mortgage loans, and have no immediate plans to change this practice.

At December 31, 2014, we were servicing residential loans owned by others with an aggregate principal balance of $234.1 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for performing these servicing activities.

At December 31, 2014, we were servicing SBA loans having a gross loan amount of $13.2 million, of which the unguaranteed portion of $3.3 million has been retained by us and the guaranteed portion of $9.9 million has been sold in the secondary market.

At December 31, 2014, we were servicing commercial loan participations having a gross loan amount of $11.8 million, of which $9.4 million was retained by us and $2.4 million was owned by our co-participants. From time to time, we have participated in loans originated by other financial institutions that service and remit payments to us. At December 31, 2014, the unpaid balance of these loans was $6.0 million.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of director of the Bank (“Bank Board”). The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Our policies and loan approval limits are established by the Bank Board. Loans in amounts up to individual loan authority limits set annually by management and the Bank Board can be approved by designated individual officers or officers acting together pursuant to our loan policy. Relationships in excess of these amounts require the approval of the Officers Loan Committee, Executive Loan Committee, or Directors Loan Committee within the authority limits set by the Bank Board. The Bank Board may approve loans up to the internal loans-to-one-borrower policy limit of $10.0 million, which is below the Bank’s regulatory loans-to-one-borrower limit of $17.5 million as of December 31, 2014.

We require appraisals or internally prepared evaluations of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified, and our practice is to have local appraisers approved on an annual basis by the Bank Board. Internal evaluations are prepared only by individuals possessing the necessary skill and experience to meet regulatory competency requirements. Evaluations are reviewed by staff who report directly to the Chief Risk Officer to ensure independence from the loan production process.

Investments

The Bank’s Asset/Liability Management Committee (“ALCO”) is primarily responsible, subject to the ultimate approval of the Bank Board, for implementing our investment policy. The general investment strategies are developed and authorized by the ALCO Committee in consultation with the Bank Board. The ALCO Committee is responsible for the execution of specific investment actions by our Chief Operating Officer, Chief Financial Officer or Chief Executive Officer, for all sales, purchases, or trades executed in the investment portfolio. The Chief Operating Officer and Chief Financial Officer may approve transactions of up to $10 million. The Chief Operating Officer and the Chief Executive Officer may jointly approve transactions above $10 million within the scope of the investment policy. All our investment transactions are periodically reported to the ALCO Committee and the Bank Board. The investment policy is reviewed annually by the ALCO Committee, and any changes to the policy are subject to approval by the full Bank Board. The overall objectives of our investment policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management.

Our current investment policy permits investments that meet certain quality guidelines in direct U.S. Government obligations and securities, U.S. Government agencies, municipal securities, mortgage-backed securities and collateralized mortgage obligations, corporate issues, certain commercial paper, agency structured notes, trust preferred securities, subordinated debt, and bank owned life insurance. We do not presently hold securities classified as “trading.” In accordance with Accounting Standards Codification (“ASC”) Topic 802-10-35-01 investment securities “available-for-sale” are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices of like or similar securities, if available, and these securities are classified as Level 1 or Level 2. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are classified as Level 3.

We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association. We invest in quality securities to obtain yields higher than we can receive from holding in overnight cash or other short term cash accounts, and to meet our Asset/Liability objectives which focus on liquidity and interest rate risk in our portfolio as a whole.

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. Our primary outside borrowing source is the Federal Home Loan Bank of Atlanta (“FHLB” or “FHLB of Atlanta”). We have in the past used both brokered deposits and internet generated deposits to fund loan growth and to manage interest rate risk. Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, security repurchase agreements, retained earnings, income on other earning assets and the proceeds of loan sales.

Deposits. We accept deposits primarily from within our primary market area. As noted, we have also used brokered and internet deposits as a source of funds. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. Our branch network is well established in our primary market area. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, regular checking accounts, money market accounts and individual retirement accounts.

Interest rates paid, maturity terms, service fees and withdrawal penalties are revised on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. Our borrowings consist of advances from the FHLB of Atlanta. At December 31, 2014, FHLB advances totaled $60.0 million, or 7.5%, of total liabilities. At December 31, 2014, we had access to additional FHLB advances of up to $42.2 million using collateral that is currently pledged. Advances from the FHLB of Atlanta are secured by our investment in the common stock of the FHLB of Atlanta, securities in our investment portfolio, and approved loans in our one- to four-family residential and commercial loan portfolios.

SUPERVISION AND REGULATION

Bank holding companies and state savings banks are extensively regulated under both federal and state law. Set forth below is a brief description of certain regulatory requirements that are or will be applicable to us. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on us. Supervision, regulation and examination by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of banks and bank holding companies. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. We cannot predict whether, or in what form, any proposed statute or regulation will be adopted or the extent to which our business or the business of the Bank may be affected by such statute or regulation.

Regulatory Agreements

Memorandum of Understanding - Bank

In 2010, the Bank entered into an initial memorandum of understanding, or MOU, with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“Commissioner,” and together with the FDIC, the “Bank Supervisory Authorities”), followed, in 2012, by a consent order (the “Consent Order”). In April 2014, following the completion of a periodic examination, the Bank Supervisory Authorities terminated the Consent Order and replaced it with a less restrictive MOU (the “Bank MOU”), which requires the Bank or the Bank Board to undertake a number of actions:

•	maintain a Board committee to oversee the Bank’s compliance with the Bank MOU;
•	maintain qualified management;
•	notify the Bank Supervisory Authorities, in writing, of the resignation or termination of any of the Bank’s directors or senior executive officers;
•	maintain a tier 1 leverage capital ratio of not less than 8.0%, a total risk-based capital ratio of not less than 11.0%, and a fully funded allowance for loan and lease losses;
•	continue to operate in accordance with its approved capital plan, with subsequent revisions to the capital plan provided to the Bank Supervisory Authorities for review and comment prior to implementation;
•	continue to submit written plans to reduce the remaining assets classified “substandard” and having a balance of $350,000 or greater;
•	eliminate by charge-off or collection all assets classified “loss”;
•	perform appropriate stress tests and sensitivity analysis with respect to the construction, development, and other land loan concentrations of credit;
•	notify the Bank Supervisory Authorities at least 60 days prior to undertaking asset growth that exceeds 10% or more per annum or initiating material changes in asset or liability composition;
•	not extend additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss”, “doubtful”, or “substandard” and is uncollected, except with the prior approval of a majority of the Bank Board under certain limited circumstances;
•	continue to submit to the Bank Supervisory Authorities, and thereafter approve, an acceptable written business/strategic plan covering the overall operation of the Bank;
•	submit a written plan and comprehensive budget to the Bank Supervisory Authorities for review and comment by December 15 of each year;
•	not declare or pay dividends, bonuses, or make any other form of payment outside the ordinary course of business resulting in a reduction of capital, without the prior written approval of the Bank Supervisory Authorities;
•	eliminate and/or correct all reported violations of laws, regulations, and/or contraventions of statements of policy, and adopt and implement appropriate procedures to ensure future compliance;
•	not accept, renew, or rollover any brokered deposits, without the prior approval of the FDIC; and
•	furnish quarterly progress reports to the Bank Supervisory Authorities.

Memorandum of Understanding - Company

As a direct consequence of the issuance of the initial Bank MOU in 2010, and the requirement that Macon Bancorp serve as a source of strength for the Bank, in June 2010, Macon Bancorp entered into an MOU with the FRB. Following the issuance of the Consent Order in 2012, Macon Bancorp entered into a written agreement (the “Written Agreement”) with the FRB, effective July 20, 2012. On February 12, 2015, the Company received notice from the FRB that the Written Agreement had been terminated effective as of November 13, 2014. The Written Agreement was replaced with an MOU (the “Company MOU”) that requires the Company or the board of directors of the Company (the “Board”) to:

•	take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank;
•	not declare or pay any dividends without FRB approval;
•	not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without FRB approval;
•	not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior FRB approval;
•	not directly or indirectly, incur, increase, or guarantee any debt without FRB approval;
•	not directly or indirectly, purchase or redeem any shares of the Company’s stock without FRB approval;
•	submit quarterly progress reports.

The foregoing descriptions are summaries of the material terms of the Bank MOU and Company MOU (together, the “Regulatory Agreements”). We have taken and continue to take prompt and aggressive action to respond to the issues raised in the Regulatory Agreements, including submitting quarterly reports to our banking regulators. We believe that we are generally in compliance with the Regulatory Agreements. However, the Regulatory Agreements will each remain in effect until modified, terminated, lifted, suspended or set aside by the applicable banking regulators, and no assurance can be given as to the time that either of the Regulatory Agreements will be terminated. We will seek to demonstrate as soon as possible to our banking regulators that we have fully complied with the requirements of the Regulatory Agreements and that they should be terminated. However, we expect that the Regulatory Agreements will remain in effect for the immediate future.

Holding Company Regulation

General. As a bank holding company, Entegra is subject to the Bank Holding Company Act of 1956 (the “BHCA”), and subject to certain regulations of the Board of Governors of the Federal Reserve system (the “Federal Reserve”). Under the BHCA, a bank holding company such as Entegra, which does not qualify as a financial holding company, is prohibited from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The BHCA prohibits Entegra from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits Entegra from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in, a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

State and federal law restricts the amount of voting stock of a savings bank or bank holding company that a person may acquire without prior regulatory approval. Pursuant to North Carolina law, no person may directly or indirectly purchase or acquire voting stock of any savings bank or bank holding company which would result in the change in control of that savings bank or bank holding company unless the Commissioner approves the proposed acquisition. Under North Carolina law, a person will be deemed to have acquired “control” of a savings bank or bank holding company if the person directly or indirectly (i) owns, controls or has power to vote 10% or more of the voting stock of the savings bank or bank holding company, or (ii) otherwise possesses the power to direct or cause the direction of the management and policy of the savings bank or bank holding company.

Federal law imposes additional restrictions on acquisitions of stock of banks and bank holding companies. Under the BHCA, and the Change in Bank Control Act of 1978 (the “CBCA”), as amended, and regulations adopted thereunder and under the BHCA, a person or group acting in concert must give advance notice to the applicable banking regulator before directly or indirectly acquiring “control” of a federally-insured bank or bank holding company. Under applicable federal law, control is conclusively deemed to have been acquired upon the acquisition of 25% or more of any class of voting securities of any federally-insured bank or bank holding company. Both the BHCA and CBCA generally create a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank or bank holding company’s voting securities, and either (i) the bank or bank holding company has a class of outstanding securities that are subject to registration under the Exchange Act, or (ii) no other person will own, control, or have the power to vote a greater percentage of that class of voting securities immediately after the transaction. This presumption can, in certain cases, be rebutted by entering into “passivity commitments” with the Federal Reserve or FDIC, as applicable. Upon receipt of a notice of a change in control, the FDIC or the Federal Reserve, as applicable, may approve or disapprove the acquisition.

Prior approval of the Federal Reserve and the Commissioner would be required for any acquisition of control of either Entegra or the Bank by any bank holding company under the BHCA and the North Carolina Bank Holding Company Act (“NCBHCA”), respectively. Control for purposes of the BHCA and the NCBHCA would be based on whether the holding company (i) owns, controls or has power to vote 25% or more of our voting stock or the voting stock of the Bank, (ii) controls the election of a majority of our Board or the Bank Board, or (iii) the Federal Reserve or the Commissioner, as applicable, determines that the holding company directly or indirectly exercises a controlling influence over our management or policies or the management or policies of the Bank. As part of such acquisition, the holding company (unless already so registered) would be required to register as a bank holding company under the BHCA and the NCBHCA.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC’s deposit insurance fund in the event the depository institution becomes in danger of default or is in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

In addition, the “cross-guarantee” provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the FDIC’s deposit insurance fund. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of Entegra’s ownership of the Bank, Entegra is also registered under the bank holding company laws of North Carolina, and as such is subject to the regulation and supervision of the Commissioner.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $500 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8.0%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. The remainder (“tier 2 capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a tier 1 capital (leverage) ratio of at least 4%.

The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2014.

In July 2013, the Federal Reserve approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. See “—Net Worth and Capital Adequacy Requirements Applicable to the Bank” below.

Dividend and Repurchase Limitations. The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, and which expresses the Federal Reserve’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve policy also provides that a holding company should inform the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Pursuant to Federal Reserve regulations, the Company may not make a distribution that would constitute a return of capital during the three years following the completion of the conversion and offering.

Under Federal Reserve regulations, for a period of one year from the date of the completion of the conversion and the offering, the Company may not repurchase any of its common stock from any person, except (i) in an offer made to all shareholders to repurchase the common stock on a pro rata basis, approved by the Federal Reserve, (ii) the repurchase of qualifying shares of a director, or (iii) repurchases to fund restricted stock plans or tax-qualified employee stock benefit plans. Where extraordinary circumstances exist, the Federal Reserve may approve the open market repurchase of up to 5% of the Company’s common stock during the first year following the conversion and offering. To receive such approval, the Company must establish compelling and valid business purposes for the repurchase to the satisfaction of the Federal Reserve.

The Company’s ability to pay dividends or repurchase shares may also be dependent upon its receipt of dividends from the Bank. The Company’s payment of dividends and repurchase of stock will also be subject to the requirements and limitations of North Carolina corporate law and the terms of the Regulatory Agreements, which are discussed in the section above entitled “Supervision and Regulation—Regulatory Agreements”.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance, permanently increasing the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. However, as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are exempt from the shareholder vote requirement until one year after we cease to be an “emerging growth company.” The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Bank and the Company.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, enacted in 1999 (the “GLB Act”), dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors who were more able to expand their services and products than smaller, community-oriented financial institutions.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds has been significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of our Board about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Federal Securities Laws. The Company filed with the SEC a registration statement under the Securities Act for the registration of the shares of common stock that were issued pursuant to the offering. Upon completion of the offering, the common stock was registered with the SEC under the Exchange Act. The Company is now subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of shares of common stock does not cover the resale of those shares. Shares of common stock purchased by persons who are not the Company’s affiliates may be resold without registration. Shares purchased by the Company’s affiliates are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act.

Emerging Growth Company Status. On April 5, 2012, the JOBS Act was signed into law. The JOBS Act made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” We qualify as an “emerging growth company” and believe that we will continue to qualify as an “emerging growth company” for five years from the completion of our stock offering.

As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2014, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding shareholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Bank Regulation

General. The Bank is an insured North Carolina chartered savings bank. Its deposits are insured through the FDIC’s deposit insurance fund, and it is subject to supervision and examination by and the regulations and reporting requirements of the Bank Supervisory Authorities.

Subject to limitations established by the Commissioner, North Carolina chartered savings banks may make any loan or investment or engage in any activity that is permitted to federally-chartered institutions. In addition to such lending authority, North Carolina chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the U.S. Government, or those guaranteed by it; (ii) obligations of the State of North Carolina; (iii) bank demand or time deposits; (iv) stock or obligations of the FDIC’s deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the Bank Board; and (vi) stock or obligations of any agency of the State of North Carolina or of the U.S. Government or of any corporation doing business in North Carolina whose principal business is to make education loans. However, a North Carolina chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans, and cannot directly or indirectly acquire or retain any corporate debt security that is not of investment grade (generally referred to as “junk bonds”).

As a federally insured depository institution, the Bank is prohibited from engaging as principal in any activity, or acquiring or retaining any equity investment of a type or in an amount, that is not permitted for national banks unless (i) the FDIC determines that the activity or investment would pose no significant risk to the deposit insurance fund, and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

In addition, the Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation W (Transactions Between Member Banks and Affiliates), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings).

The Bank Supervisory Authorities have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of directors approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Deposit Insurance. The deposit accounts of the Bank are insured by the FDIC’s deposit insurance fund. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for noncompliance. Civil and criminal proceedings may be instituted against any insured bank or any director, officer or employee of such bank for the violation of applicable laws and regulations, breaches of fiduciary duties or engaging in any unsafe or unsound practice. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed during March 2014.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Commissioner requires that a savings bank maintains net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the net worth requirements as of December 31, 2014.

In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. Under the FDIC’s risk-based capital measure, the minimum ratio (total risk-based capital ratio) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (tier 1 capital). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (tier 2 capital). At December 31, 2014, the Bank’s total risk- based capital ratio and tier 1 risk-based capital ratio were 21.15% and 19.89%, respectively, each above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “tier 1 leverage capital ratio”) of tier 1 capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “tangible leverage ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2014, the Bank’s tier 1 leverage capital ratio was 11.91%, which was well above the FDIC’s minimum leverage capital guidelines.

Failure to meet the FDIC’s capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “– Prompt Corrective Action”. The FDIC also considers interest rate risk (arising when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy.

Pursuant to the Bank MOU entered into in April 2014 and previously the Consent Order, the Bank is required to maintain heightened capital levels. Specifically, the Bank MOU requires that the Bank maintain a tier 1 leverage capital ratio of not less than 8.0%, and a total risk-based capital ratio of not less than 11.0%. As of December 31, 2014, the Bank’s capital levels satisfied both of these elevated capital requirements.

In July 2013, the Federal Reserve and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The new rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4% for all institutions. The new rules eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The new rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity tier 1 capital and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%; (ii) a tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Loans-To-One-Borrower. The Bank is subject to the Commissioner’s loans-to-one-borrower limits on savings banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may not exceed 10% of the net worth of the savings bank. This second limitation is separate from, and in addition to, the first limitation. These limits also authorize savings banks to make loans-to-one-borrower, for any purpose, in an amount not to exceed $500,000. A savings bank also is authorized to make loans-to-one-borrower to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank’s net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank’s net worth. These limits also authorize a savings bank to make loans-to-one-borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank’s net worth.

As of December 31, 2014, our legal loans-to-one borrower limit was $17.5 million. As of December 31, 2014, the largest aggregate amount of loans that the Bank had to any one borrower was $7.6 million.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “– Prompt Corrective Action,” below. As of December 31, 2014, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

FHLB System. The FHLB System provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2014, the Bank was in compliance with these requirements.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, all insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2014, the Bank met these reserve requirements.

Liquidity. The Bank is subject to the liquidity requirements established by the Commissioner. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less than 10% of the savings bank’s total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2014, the Bank’s liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 35.1%.

Prompt Corrective Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”). The FDIC is required to take certain mandatory supervisory actions and is authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of any action taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for an institution that is critically undercapitalized.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage capital ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be “well capitalized.” A savings bank with a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 4.0% or greater, and a leverage capital ratio of 4.0% or greater (or 3.0% or greater in the case of an institution with the highest examination rating), is considered to be “adequately capitalized.” A savings bank that has a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 4.0%, or a leverage capital ratio of less than 4.0% (or 3.0% in the case of an institution with the highest examination rating), is considered to be “undercapitalized.” A savings bank that has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 3.0%, or a leverage capital ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as tier 1 capital for purposes of the risk-based capital standards (see “—Net Worth and Capital Adequacy Requirements Applicable to the Bank” above), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A savings bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” savings bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any “undercapitalized” savings bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” savings bank if it determines that those actions are necessary to carry out the purpose of the law.

As of December 31, 2014, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

As discussed under “Net Worth and Capital Adequacy Requirements Applicable to the Bank” above, in July 2013, the FRB and the FDIC issued new rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. These new rules, which became effective as of January 1, 2015, revise minimum capital requirements and adjust prompt corrective action thresholds.

Restrictions on Dividends and Other Capital Distributions. A North Carolina chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if after making such distribution, the institution would become, or if it already is, “undercapitalized” (as such term is defined in the applicable law and regulations) or such transaction would reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.

In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for its liquidation account.

Under the terms of the Bank MOU, the Bank is currently restricted from paying dividends to the Company unless it receives advance approval from the Bank Supervisory Authorities. Additionally, the Company MOU provides that the Company must receive prior approval of the FRB before receiving dividends from the Bank.

Other Federal and North Carolina Regulations. The federal banking agencies, including the FDIC, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution’s financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Commissioner. The approval is conditioned upon findings by the Commissioner that, among other things, such merger or consolidation will promote the best interests of the members or shareholders of the merging institutions.

TAXATION

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to us.

Method of Accounting. For federal income tax purposes, the Company files a consolidated tax return with the Bank, and reports its income and expenses on the accrual method of accounting and uses a calendar year ending December 31 for filing its consolidated federal income tax returns.

Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2014, the Company had an alternative minimum tax credit carryforward at approximately $0.1 million.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and carryforward to the succeeding 20 taxable years. Subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years. At December 31, 2014, the Company had a $35.4 million net operating loss carryforward for federal income tax purposes and a $43.2 million net operating loss carryforward for North Carolina income tax purposes. See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Net Deferred Tax Assets”.

Corporate Dividends. The Company is able to exclude from its income 100% of the dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

The State of North Carolina imposes an income tax on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. During the third quarter of 2013, North Carolina reduced its corporate income tax rate from 6.9% to 6.0% effective January 1, 2014, and to 5.0% effective January 1, 2015. Further reductions to 4.0% on January 1, 2016, and 3.0% on January 1, 2017, are contingent upon the State meeting revenue targets. Our state income tax returns have not been audited in the most recent five-year period. Under North Carolina law, we are also subject to an annual franchise tax at a rate of 0.15% of equity.

AVAILABLE INFORMATION

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.maconbank.com as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are also available on its internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, the Company’s corporate governance policies, including the charters of the Executive, Audit and Risk, Compensation, and Corporate Governance and Nominating Committees, the Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Business Conduct and Ethics for Senior Financial Officers may also be found under the “Investor Relations” section of Entegra’s website. A written copy of the foregoing corporate governance policies is available upon written request to Entegra.

Item 1A. Risk Factors

The Company and the Bank are each subject to a Memorandum of Understanding with their respective regulators, which require elevated capital ratios and other actions; failure to comply with the terms of the Regulatory Agreements may result in adverse consequences. On April 21, 2014, the Bank entered into the Bank MOU with the FDIC and Commissioner, which replaced the consent order entered into in 2012. In 2012, the Company entered into the Written Agreement with the FRB which was replaced with the Company MOU effective as of November 13, 2014.

In accordance with the terms of the Bank MOU, the Bank has agreed to, among other things, (i) continue to operate in accordance with its approved capital plan; (ii) submit a written business/strategic plan covering the overall operation of the Bank, (iii) perform stress tests and sensitivity analysis with respect to the construction, development, and other land loan concentrations of credit, (iv) reduce assets subject to adverse classification, (v) maintain a tier 1 leverage capital ratio of not less than 8.0%, and a total risk-based capital ratio of not less than 11.0%, (vi) establish and maintain a fully funded allowance for loan losses, and (vii) not accept, renew, or rollover any brokered deposits without prior regulatory approval. In addition, the Bank must obtain regulatory approval prior to paying any dividends to the Company. The Bank MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the Bank Supervisory Authorities.

Under the Company MOU, the Company has agreed to, among other things, (i) not declare or pay any dividends, including payments on its trust preferred securities, without the prior approval of the FRB, (ii) not directly or indirectly take dividends or any other form of payments representing a reduction in capital from the Bank without prior written approval of the FRB, (iii) not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the FRB, (iv) preserve its cash assets and not dissipate those assets except for the benefit of the Bank, and (v) take appropriate steps to ensure that the Bank complies with any order, or other supervisory action entered into with the Bank’s federal and state regulators. The Company MOU will remain in effect until modified, terminated, lifted, suspended or set aside by the FRB.

The Company and the Bank have taken and continue to take prompt and aggressive action to respond to the issues raised in the Regulatory Agreements. A material failure to comply with the terms of the Regulatory Agreements could subject the Company or the Bank to additional regulatory actions, and further regulation, which may have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

We may not be able to utilize all of our deferred tax asset. As of December 31, 2014, we had a net deferred tax asset (before valuation allowance) of $21.9 million. We have established a valuation allowance for our net deferred tax asset to reduce its net carrying value to $2.1 million. Our ability to use our deferred tax asset, including the reversal or partial release of the valuation allowance, is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

Our ability to realize our deferred tax asset and deduct certain future losses could be limited if we experience an ownership change as defined in the Code. Section 382 of the Code may limit the benefit of both net operating losses incurred to date and future “built-in-losses” which may exist at the time of an “ownership change” for federal income tax purposes. A Section 382 “ownership change” occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of our common stock increase their ownership in aggregate by more than 50% over their lowest ownership percentage within a testing period which is generally a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity (potentially subject to certain adjustments) immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this limit.

The relevant calculations under Section 382 are technical and highly complex. Whether an “ownership change” occurs in the future is largely outside of our control, and there can be no assurance that such a change will not occur. If an “ownership change” were to occur, it is possible that the limitations imposed could cause a net increase in our federal income tax liability and cause federal income taxes to be paid earlier than if such limitations were not in effect. An ownership change could also eliminate a portion of the federal tax loss carryforward if the limitation is low and causes our net operating losses to expire unutilized. Any such “ownership change” could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

Our return on equity may be low until we are able to leverage the capital we received from the stock offering. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. We expect our return on equity to remain low until we are able to leverage the capital we received from the stock offering. Until we can increase our net interest income and noninterest income and fully-leverage the capital raised in the stock offering, we expect our return on equity to remain low, which may reduce the value of our shares of common stock.

Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected. We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to our expenses and represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $11.1 million at December 31, 2014, as compared to $14.3 million as of December 31, 2013. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, which have been elevated in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies review our allowance for loan losses during their periodic examinations, and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. Any such increases may have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

Our commercial real estate loans generally carry greater credit risk than one- to four-family residential mortgage loans. At December 31, 2014, we had commercial real estate loans of $179.4 million, or 33.0% of total loans. These types of loans generally have higher risk-adjusted returns and shorter maturities than one- to four-family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one- to four-family residential mortgage loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans can be negatively impacted by adverse conditions in the real estate market or the local economy. If loans that are collateralized by commercial real estate become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our significant concentration of construction financing may expose us to a greater risk of loss and hurt our earnings and profitability. At December 31, 2014, we had other construction and land loans of $50.3 million, or 9.3% of total loans, and one-to four-family residential construction loans of $7.8 million, or 1.4% of total loans outstanding, to finance construction and land development. These loans are dependent on the successful completion of the projects they finance; however, in recent years many construction and development projects in our primary market area have not been completed in a timely manner, if at all.

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.

Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We offer different types of commercial loans to a variety of small- to medium-sized businesses, and intend to increase our commercial business loan portfolio in the future. The types of commercial loans offered are business lines of credit and term equipment financing. Our commercial business loans are primarily underwritten based on the cash flow of the borrowers and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. As of December 31, 2014, our commercial business loans totaled $19.1 million, or 3.5% of our total loan portfolio.

Our high level of home equity loans and lines of credit lending may expose us to increased credit risk. At December 31, 2014, we had home equity loans and lines of credit of $56.6 million, or 10.4% of total loans. Home equity loans and lines of credit typically involve a greater degree of risk than one- to four-family residential mortgage loans. Equity line lending allows customer to access an amount up to his, her or its line of credit limit for the term specified in their agreement. At the expiration of the term of an equity line, a customer may have the entire principal balance outstanding as opposed to a one- to four-family residential mortgage loan where the principal is disbursed entirely at closing and amortizes throughout the term of the loan. We cannot predict when and to what extent our customers will access their equity lines. While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

We continue to hold and acquire other real estate, which has led to elevated operating expenses and vulnerability to additional declines in real property values. We foreclose on and take title to real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of our operations is referred to as “real estate owned” or “REO.” At December 31, 2014, we had REO with an aggregate book value of $4.4 million, and real estate held for investment of $2.5 million, compared to $10.5 million and $2.5 million as of December 31, 2013. We obtain appraisals prior to taking title to real estate and periodically thereafter. However, in the event of a deterioration in real estate prices in our market areas, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we cannot assure investors that the losses associated with REO will not exceed the estimated amounts, which would adversely affect future results of our operations.

The calculation for the adequacy of write-downs of our REO is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs and historic loss experience. All of these factors have caused significant write-downs in recent years and can change without notice based on market and economic conditions. Elevated levels of non-performing assets indicate that REO balances will continue to be significant for the foreseeable future. Higher REO balances have led to greater expenses as we incur costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with REO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in REO. Moreover, our ability to sell REO is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any material decrease in market prices may lead to further REO write-downs, with a corresponding expense in our statement of operations. Further write-downs on REO or an inability to sell REO properties could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, the management and resolution of non-performing assets, which include REO, increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities. The expenses associated with REO and any further property write-downs could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business. A significant portion of our loan portfolio is secured by real estate. As of December 31, 2014, 95.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our results of operations, financial condition and the value of our common stock could be adversely affected.

Concentration of collateral in our primary market area may increase the risk of increased non-performing assets. Our primary market area consists of the western North Carolina counties of Cherokee, Henderson, Jackson, Macon, Polk and Transylvania. At December 31, 2014, approximately $435.3 million, or 80.5%, of our loans were secured by real estate located within our primary area. A decline in real estate values in our primary market area would lower the value of the collateral securing loans on properties in this area, and may increase our level of non-performing assets.

Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings. A key component of our existing business is to sell in the secondary market longer term, conforming fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we originate, and intend to continue originating, loans on a “best efforts” basis, and we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase that could negatively affect our earnings.

Future changes in interest rates could reduce our profits. Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and
•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

Timing differences that can result from our interest-earning assets not repricing at the same time as our interest-bearing liabilities can negatively impact our net interest income. In addition, the amount of change in interest-earning assets and interest-bearing liabilities can also vary and present a risk to the amount of net interest margin earned. We generally employ market indexes when making portfolio loans in order to reduce the interest rate risk in our loan portfolio. Those indexes may not move in tandem with changes in rates of our funding sources, depending on market demand. As part of our achieving a balanced earning asset portfolio and earning acceptable yields, we also invest in longer term fixed rate municipal securities and in securities which have issuer callable features. These securities could reduce our net interest income or lengthen the average life during periods of high interest rate volatility. We also employ forecasting models to measure and manage the risk within stated policy guidelines. Notwithstanding these tools and practices, we are not assured that we can reprice our assets commensurately to interest rate changes in our funding sources, particularly during periods of high interest rate volatility. The difference in the timing of repricing our assets and liabilities may result in a decline in our earnings.

Our total loan balance may decline, which may negatively impact our net interest income. At December 31, 2014, our non-owner occupied commercial real estate and other construction and real estate loans totaled $122.0 million, or 22.4%, of our total loan portfolio. Since mid-2007, we have sought to reduce our concentration in these higher risk loan categories. In the future, we intend to increase our focus on small- to medium-sized business customers. As we seek to change the mix of our loan portfolio and reduce our higher risk loan concentrations, it is possible that our total loan balance may decline, which in turn may negatively impact interest income.

Strong competition within our market areas may limit our growth and profitability. Competition in the banking and financial services industry is intense. In our market areas, we compete with credit unions, commercial banks, savings institutions, mortgage brokerage firms, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of continuing technological changes and increasing consolidation. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our stock-based benefit plan will increase our costs, which will reduce our income. Our current intention is to adopt one or more stock-based benefit plans, that would award participants shares of our common stock (at no cost to them), options to purchase shares of our common stock and/or other equity-based compensation. The number of shares of restricted stock or stock options reserved for issuance under any initial stock-based benefit plan will not exceed 3% and 7%, respectively, of our total outstanding shares, if the plan is adopted within 12 months after the completion of the conversion and the offering. We may grant shares of common stock and stock options in excess of these amounts provided the stock-based benefit plans are adopted more than one year following the conversion and the offering. Assuming a $14.39 per share option exercise price and an estimated grant-date fair value of the options utilizing a Black-Scholes option pricing analysis of $4.47 per option granted, with the value amortized over a five-year vesting period, the corresponding annual pre-tax expense associated with the stock options would be $0.4 million at the adjusted maximum of the offering range. In addition, assuming that all shares of restricted stock are awarded at a price of $14.39 per share, and that the awards vest over a five-year period, the corresponding annual pre-tax expense associated with restricted stock awarded under a stock-based benefit plan would be $0.6 million at the adjusted maximum. However, if we grant shares of common stock or options in excess of these amounts, such grants would increase our costs further. The shares of restricted stock granted under a stock-based benefit plan will be expensed by us over their vesting period at the fair market value of the shares on the date they are awarded.

The implementation of stock-based benefit plans may dilute your ownership interest. Our current intention is to adopt one or more stock-based benefit plans, that would award participants shares of our common stock (at no cost to them), options to purchase shares of our common stock and/or other equity-based compensation. These stock-based benefit plans will be funded through either open market purchases of shares of common stock and/or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund these plans will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Although our current intention is to fund these plans with stock repurchases, we may not be able to conduct such repurchases. If we do not repurchase shares of common stock to fund these plans, then shareholders would experience a reduction in their ownership interest, which would total 9.1% in the event newly issued shares are used to fund stock options or awards of shares of common stock under these plans in an amount equal to 7% and 3%, respectively, of the shares issued in the stock offering. We may grant shares of common stock and stock options in excess of these amounts provided the stock-based benefit plan is adopted more than one year following the conversion and the offering.

We are subject to extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action. We are subject to extensive regulation and supervision, including examination by federal and state banking regulators. Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on us if they determine, upon conclusion of their examination or otherwise, violations of laws with which we must comply or weaknesses or failures with respect to general standards of safety and soundness, including, for example, in respect of any financial concerns that the regulators may identify and desire for us to address. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, consent orders, civil money penalties and termination of deposit insurance and bank closure. Enforcement actions may be taken regardless of the capital levels of the institutions, and regardless of prior examination findings. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective actions. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions, paying dividends or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. The imposition of regulatory sanctions, including monetary penalties, may have a material impact on our financial condition and results of operations and/or damage our reputation. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital.

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. In 2010, Congress enacted the Dodd-Frank Act. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2015 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “Bureau”) with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to quantify what specific impact the Dodd-Frank Act and related regulations have had on the Bank to date and what impact yet to be written regulations will have on us in the future. However, it is expected that at a minimum these measures will increase our costs of doing business and increase our costs related to regulatory compliance, and may have a significant adverse effect on our lending activities, financial performance and operating flexibility.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The federal Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares. In July 2013, the Federal Reserve and the FDIC approved new rules that substantially amended the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital requirements are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

We are restricted from paying dividends or repurchasing our common stock. Under the Company MOU, we may not declare or pay any dividends or repurchase our common stock, without the prior approval of the FRB. Under current federal regulations, subject to certain exceptions, we may not repurchase shares of our common stock during the first year following the completion of our conversion. Further, Federal Reserve policy generally limits our ability to repurchase stock.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services. We are dependent upon the services of our management team. Our strategy and operations are directed by the executive management team. Any loss of the services of our President and Chief Executive Officer or other members of our management team could impact our ability to implement our business strategy, and have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

The fair value of our investments could decline. As of December 31, 2014, approximately 88.2% of our investment portfolio was designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce our earnings. Our securities portfolio includes securities that have declined in value due to negative perceptions about the health of the municipal securities sector. A prolonged decline in the value of these or other securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows. Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. From time to time we rely on deposits obtained through intermediaries, FHLB advances, securities sold under agreements to repurchase and other wholesale funding sources to obtain the funds necessary to manage our balance sheet.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in accounting standards could affect reported earnings. The accounting standard setters, including the PCAOB, the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

The FASB is moving forward with its proposal to change the manner in which the allowance for credit losses is established and evaluated from the concept of incurred losses to that of expected losses. The effect of this change in accounting standard on our financial position and results of operations has not been quantified; however, if it results in a material increase in our allowance and future provisions for credit losses, this could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with our lending activities. A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses. We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies; the use of the internet and telecommunications technologies to conduct financial transactions; and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

We will face risks with respect to expansion through future offices, acquisitions, or mergers. From time to time, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and
•	the risk of loss of key employees and customers.

New or acquired banking office facilities and other facilities may not be profitable. We may not be able to identify profitable locations for new banking offices. The costs to start up new banking offices or to acquire existing branches, and the additional costs to operate these facilities, may increase our non-interest expense and decrease our earnings in the short term. If branches of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of additional banking offices and we can provide no assurance that any such banking offices will successfully attract enough deposits to offset the expenses of their operation. In addition, any new or acquired banking offices will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approval.

We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained. From time to time, customers and others make claims and take legal action pertaining to our performance of fiduciary responsibilities. Whether claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our stock price may be volatile, which could result in losses to our shareholders and litigation against us. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

The trading volume in our common stock is lower than that of other larger companies; future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline. Although our common stock is listed for trading on the NASDAQ Global Market, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Negative public opinion surrounding our Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings. Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business. Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Although management has established disaster recovery plans and procedures, the occurrence of any such event could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We operate from our corporate headquarters and 11 branches located in our primary market area within western North Carolina. The net book value of our premises, land and equipment was $13.0 million at December 31, 2014. The following table sets forth information with respect to our full-service banking offices and other locations.

Banking Center	Location	Year Established	Owned/Leased	Deposits at December 31, 2014 (in thousands)
Franklin Main	50 West Main Street, Franklin, NC	1922	Owned	$191,505
Murphy	12 Peachtree Street, Murphy, NC	1981	Owned	57,275
Franklin Holly Springs Plaza	30 Hyatt Road, Franklin, NC	1993	Owned	58,759
Highlands	473 Carolina Way, Highlands, NC	1995	Owned	51,376
Sylva	498 East Main Street, Sylva, NC	1999	Owned	43,861
Hendersonville—Laurel Park	640 North Main Street, Hendersonville, NC	1996	Owned	79,008
Brevard Branch	2260 Asheville Highway, Brevard, NC	1997	Owned	65,922
Hendersonville—Eastside	1617 Spartanburg Highway, Hendersonville, NC	1997	Leased	36,995
Cashiers Branch	500 U.S. Highway 64, Cashiers, NC	2002	Owned	40,941
Columbus Branch	160 W. Mill Street, Columbus, NC	2007	Owned	50,669
Saluda	108 East Main Street, Saluda, NC	2007	Leased	26,806
				$703,117
Other offices
Corporate Office and Operations	14 One Center Court, Franklin, NC	2004	Owned	N/A
Loan Production Office and SC Operations	301 North Main Street, Suite 2101 Greenville, SC	2014	Leased	N/A
Mortgage Processing Office	3640 East 1st Street, Suite 202, Blue Ridge, GA	2013	Leased	N/A

Item 3. Legal Proceedings

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “ENFC.” The common stock was issued at a price of $10.00 per share in connection with the mutual to stock conversion of Macon Bancorp and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Global Market on October 1, 2014. As of the close of business on December 31, 2014, there were 6,546,375 shares of common stock outstanding held by 406 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Global Market for the periods indicated. As stated above, the Company completed its initial public offering on September 30, 2014 and commenced trading on the Nasdaq Global Market on October 1, 2014. Accordingly, there is no information for high and low sale prices for the first three quarters of the year ended December 31, 2014 or for any quarterly period in the year ended December 31, 2013.

	High	Low
2014
First quarter	n/a	n/a
Second quarter	n/a	n/a
Third quarter	n/a	n/a
Fourth quarter	$14.75	$12.95

2013
First quarter	n/a	n/a
Second quarter	n/a	n/a
Third quarter	n/a	n/a
Fourth quarter	n/a	n/a

The Company did not declare any dividends to its shareholders during the year ended December 31, 2014. See Item 1, “Business—Supervision and Regulation,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

The Company did not purchase any shares of its common stock during the quarter ended December 31, 2014. Under current regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity incentive plans or, with prior regulatory approval, when extraordinary circumstances exist.

Item 6. Selected Financial Data

The following tables should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8 - Financial Statements and Supplementary Data,” which begin on page 36 and page 70 below, respectively.

(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Selected Financial Condition Data:
Total assets	$903,648	$784,893	$769,939	$874,706	$1,021,777
Cash and cash equivalents	58,982	34,281	25,362	14,601	18,048
Investment securities	249,144	176,472	131,091	190,750	216,797
Loans receivable, net	529,407	507,623	545,850	598,839	698,309
Bank owned life insurance	20,417	19,961	19,479	18,943	18,315
REO	4,425	10,506	19,755	16,830	21,511
Deposits	703,117	684,226	675,098	750,832	798,419
FHLB advances	60,000	40,000	25,000	52,400	128,400
Junior subordinated debt	14,433	14,433	14,433	14,433	14,433
Total equity	107,319	32,518	42,294	43,484	65,968

Selected Operating Data:
Interest and dividend income	$32,445	$31,451	$34,567	$39,483	$47,326
Interest expense	6,573	6,988	9,635	14,572	20,451
Net interest income	25,872	24,463	24,932	24,911	26,875

Provision for loan losses	33	4,358	7,878	24,116	18,926
Net interest and dividend income after provision for loan losses	25,839	20,105	17,054	795	7,949

Noninterest income	6,123	6,195	7,926	6,349	6,689
Noninterest expense	23,811	26,240	25,058	31,750	25,191
Income (loss) before income tax expense (benefit)	8,151	60	(78)	(24,606)	(10,553)
Income tax expense (benefit)	2,208	475	(1,011)	1,374	3,705
Net income (loss)	$5,943	$(415)	$933	$(25,980)	$(14,258)

We also analyze our income before taxes on a basis not consistent with accounting principles generally accepted in the United States, or GAAP, in order to exclude the impact of the credit-related costs and non-recurring gains noted in the table below. This presentation is considered useful in order to assess and measure our core profitability. These non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

(Dollars in thousands)	2014	2013	2012	2011	2010
Income (loss) before taxes—GAAP	$8,151	$60	$(78)	$(24,606)	$(10,553)
Adjustments to income before taxes:
Provision for loan losses	33	4,358	7,878	24,116	18,926
Gain on sale of investments, net	(657)	(358)	(3,294)	(1,635)	(1,666)
Other than temporary impairment on cost method investment	76	—	—	—	—
Net cost of operation of real estate owned	2,970	5,612	5,448	9,013	5,997
Net adjustment to income (loss) before taxes	2,422	9,612	10,032	31,494	23,257

Core income before taxes—non-GAAP	$10,573	$9,672	$9,954	$6,888	$12,704

(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.71%	(0.05)%	0.11%	(2.77)%	(1.33%)
Return on average equity (1)	10.39	(1.02)	2.18	(49.41)	(18.03)
Tax equivalent net interest rate spread	3.19	3.33	3.23	2.78	2.60
Tax equivalent net interest margin	3.32	3.43	3.43	2.92	2.77
Efficiency ratio (2)	74.42	85.59	76.26	101.57	75.05
Core efficiency ratio (3)	66.34	68.08	65.36	70.49	60.17
Noninterest expense to average total assets	2.85	3.37	3.07	3.38	2.35
Average interest-earning assets to average interest-bearing liabilities	115.89	110.47	108.75	108.57	108.37
Tangible equity to tangible assets (4)	11.88	4.14	5.49	4.97	6.46
Average equity to average assets	6.85	5.21	5.24	5.60	7.38

Asset Quality Ratios:
Non-performing loans to total loans (5)	3.10%	2.99%	3.16%	6.75%	8.45%
Non-performing assets to total assets (6)	2.35	3.33	4.87	6.67	8.02
Allowance for loan losses to non-performing loans	65.98	91.19	83.91	40.22	28.43
Allowance for loan losses to total loans	2.05	2.73	2.65	2.71	2.40
Net charge-offs to average loans	0.60	0.93	1.66	3.67	2.61
Loan loss provision/ net charge-offs	1.03	87.49	81.10	98.03	97.04

Capital Ratios (Bank level only):
Total capital (to risk-weighted assets)	21.15%	11.97%	11.49%	10.29%	12.18%
Tier I capital (to risk-weighted assets)	19.89	10.70	10.22	9.02	10.91
Tier I capital (to average assets)	11.91	7.02	7.16	6.16	7.63

Capital Ratios (Company):
Total capital (to risk-weighted assets)	24.50%	11.79%	11.31%	10.25%	12.18%
Tier I capital (to risk-weighted assets)	23.24	10.52	10.04	8.98	10.92
Tier I capital (to average assets)	13.94	6.90	7.03	6.13	7.64

Per Share Data:
Earnings per share - basic	$0.91	N/A	N/A	N/A	N/A
Earnings per share - diluted	0.91	N/A	N/A	N/A	N/A
Cash dividends declared	—	N/A	N/A	N/A	N/A
Book value at end of year	16.39	N/A	N/A	N/A	N/A

Other Data:
Number of offices	11	11	11	11	11
Full time equivalent employees	187	185	169	163	175

(1)-Return on average equity for the year ended December 31, 2014 reflects our actual average equity, and would have been adversely impacted had the $63.7 million in net stock offering proceeds been outstanding for the entire year.
(2)-The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(3)-The core efficiency ratio represents noninterest expense excluding loss on valuation and sale of real estate owned and real estate owned expense, divided by the sum of net interest income and noninterest income, excluding gain or loss on sale of investments.
(4)-Mortgage servicing rights are included in tangible assets.
(5)-Non-performing loans include non-accruing loans.
(6)-Non-performing assets include non-performing loans and REO.

We also analyze our efficiency ratio on a non-GAAP basis in order to exclude the cost of operating and selling REO and non-recurring gains as detailed in the table below. This presentation provides a useful tool for assessing our core expense levels.

(Dollars in thousands)	2014	2013	2012	2011	2010
Efficiency ratio—GAAP	74.42%	85.59%	76.26%	101.57%	75.05%
Non interest expense—GAAP	$23,811	$26,240	$25,058	$31,750	$25,191
Effect of adjustments to non interest expense:
Net cost of operation of real estate owned	2,970	5,612	5,448	9,013	5,997
FHLB advance prepayment	—	—	287	1,854	—
Core Non interest expense—non-GAAP	$20,841	$20,628	$19,323	$20,883	$19,194

Non interest income—GAAP	$6,123	$6,195	$7,926	$6,349	$6,689
Effect of adjustments to non interest income:
Gain on sale of investments, net	(657)	(358)	(3,294)	(1,635)	(1,666)
Other than temporary impairment	76	—	—	—	—
Core non interest income—non-GAAP	$5,542	$5,837	$4,632	$4,714	$5,023

Net interest income—GAAP	$25,872	$24,463	$24,932	$24,911	$26,875
Net adjustment to core efficiency ratio	(8.08%)	(17.51%)	(10.90%)	(31.08%)	(14.88%)
Core efficiency ratio—non-GAAP	66.34%	68.08%	65.36%	70.49%	60.17%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Entegra Financial Corp. was incorporated on May 31, 2011, to be the holding company for Macon Bank, Inc. (the Bank”) upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from the mutual to stock form of organization. Prior to the completion of the conversion, Entegra Financial Corp. did not engage in any significant activities other than organizational activities. On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of Entegra Financial Corp. Also on September 30, 2014, Entegra Financial Corp. completed the initial public offering of its common stock. In this Discussion and Analysis section, terms such as “we,” “us,” “our” and the “Company” refer to Entegra Financial Corp. and, for periods prior to September 30, 2014, Macon Bancorp.

The following presents management’s discussion and analysis of the Company’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Overview

We are a bank holding company with assets of $903.6 million at December 31, 2014. We provide a full range of financial services through full-service offices located in Cherokee, Henderson, Jackson, Macon, Polk and Transylvania counties, North Carolina and a loan production office in Greenville, South Carolina. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

During the year ended December 31, 2014, we also successfully executed on our key strategic initiatives of stabilizing the loan portfolio and improving asset quality, while generating earnings and increasing capital. Our continued focus will be on loan growth to increase our net interest income, implementing opportunities to increase fee income, improving asset quality and closely monitoring operating expenses. We strive to be well-positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operational infrastructure in order to be positioned to take advantage of opportunities for growth as they may arise.

Our results of operations are significantly affected by general economic and competitive conditions in our market areas and nationally, as well as changes in interest rates, sources of funding, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Anticipated Increase in Noninterest Expense

Following the completion of our initial public offering on September 30, 2014, we experienced an increase in our noninterest expenses as a result of the increased costs associated with managing a public company. We anticipate that compensation, professional fees, and miscellaneous noninterest expense will increase in 2015 as a result of being a public company for the full year compared to only one quarter in 2014.

In addition, on February 13, 2015, we announced our plans to rebrand our banking subsidiary to Entegra Bank during 2015. We expect advertising and marketing, professional fees, and other noninterest expenses to increase in 2015 as a result of our rebranding process.

Also, we intend to adopt one or more stock-based benefit plans that will provide for grants of stock options and restricted stock awards to our directors, officers and other employees. Any such stock-based benefit plans will be established no sooner than March 31, 2015, and will require the approval of our shareholders.

Based on the 6,546,375 shares sold in our initial public offering:

•	our stock-based benefit plans would provide stock options to purchase shares equal to 7% of the total shares issued in the offering, or 458,246 shares, to be granted to eligible participants, which would result in compensation expense over the vesting period of the options. Assuming a five-year vesting period and an option expense of $4.47 per option based on a Black-Scholes pricing analysis using data as of December 31, 2014, the annual pre-tax expense associated with stock options granted under the stock-based benefit plans would be approximately $0.4 million; and

•	our stock-based benefit plans would provide a number of shares equal to 3% of the total shares issued in the offering, or 196,391 shares, to be granted to eligible participants, which would be expensed as the awards vest. Assuming that all shares are awarded under the stock-based benefit plans at a price of $14.39 per share (our closing stock price as of December 31, 2014), and that the awards vest over a five-year period, the corresponding annual pre-tax expense associated with shares awarded under the stock-based benefit plans would be approximately $0.6 million.

The actual expense of shares awarded under the stock-based benefit plans will be determined by the fair market value of the stock on the grant date, which might be greater than $14.39 per share closing price as of December 31, 2014. Further, the actual expense of stock options granted under the stock-based benefit plans will be determined by the grant-date fair value of the options, which will depend on a number of factors, including the valuation assumptions used in the option pricing model ultimately used.

We may award shares of common stock and grant options in excess of 3% and 7%, respectively, of our total outstanding shares if the stock-based benefit plans are adopted more than one year from the completion date of our offering. This would further increase our expenses associated with stock-based benefit plans.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. Our significant accounting policies are discussed in detail in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2014, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

We consider the following to be our critical accounting policies.

Allowance for Loan Losses. We maintain an allowance for loan losses at an amount estimated to equal all credit losses inherent in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Management’s determination of the adequacy of the allowance is based on evaluations, at least quarterly, of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses to maintain the allowance for loan losses at an appropriate level.

All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which in our judgment deserve current recognition in estimating probable losses. When any loan or portion thereof is classified “doubtful” or “loss,” the loan will be charged down or charged off against the allowance for loan losses. Loans are deemed “doubtful” or “loss” based on a variety of credit, collateral, documentation and other issues. When collateral is foreclosed or repossessed, any principal charge-off related to that transaction, based upon the most current appraisal or evaluation, along with estimated sales expenses is taken at that time.

The determination of the allowance for loan losses is based on management’s current judgments about the loan portfolio credit quality and management’s consideration of all known relevant internal and external factors that affect loan collectability, as of the reporting date. We cannot predict with certainty the amount of loan charge-offs that will be incurred. We value non-homogeneous loans in our portfolio for specific impairment based primarily on appraised values less selling costs. We value homogeneous loans based on our historical loss experience within individual loan types. Qualitative and environmental factors are used to account for trends in economic conditions not captured in historical loss experience. In addition, our various regulatory agencies, as part of their examination processes, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Troubled Debt Restructurings (“TDRs”). In accordance with accounting standards, we classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to borrowers whom we consider to have a defined financial difficulty. A defined financial difficulty includes a deficient global cash flow coverage ratio, a significant decline in a credit score, defaults with creditors and other increases in the borrower’s risk profile that signify the borrower is experiencing financial difficulty. Our practice is to only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all outstanding debt, interest and fees post-restructure either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute its business plan. With respect to TDRs, we grant concessions by reducing the stated interest rate for a specific time period, providing an interest-only period, or extending the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk.

From time to time, in the normal course of business, we modify the interest rate and/or the amortization period of performing loans upon the request of the borrower. This is often done for competitive reasons in order to retain the borrower’s business. Where the borrower does not have a defined financial difficulty, such modifications are not classified as TDRs. Also, when we receive a material credit enhancement, such as an additional guarantee, additional collateral or a principal curtailment, in exchange for a concession, we may not classify the modification as a TDR.

Impaired loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. All TDRs are classified as impaired loans.

We monitor collateral values of collateral-dependent impaired loans and periodically update our determination of the fair value of the collateral. Appraisals and evaluations are performed for collateral-dependent impaired loans at least every 12 months. In determining the fair value of collateral, market values are discounted so as to take into account typical selling expenses and closing costs if foreclosure of the property is deemed likely. We generally discount current market values by 10% to reflect the typical selling expenses, inclusive of real estate commissions charged on the sale by brokers in our markets. The discount applied for legal fees varies depending on the nature and anticipated complexity of the foreclosure, with a higher discount applied when the foreclosure is expected to be complex.

Evaluations are used predominately for residential-use properties for which market data is readily available or where we have recently liquidated a comparable property in close proximity to the subject real estate. We also use a service comparable to an automated valuation model to support internal evaluations. This service provides subject property and comparable data by compiling public information such as assessed tax values. We generally rely on external appraisers to value more complex income-producing property and other construction and land loans which require discounted cash flow assessments based on more complex market data research than what is normally available to us.

We adjust collateral values if we receive market data or evidence from recent sales of similar properties indicating that the appraised value of the collateral exceeds the value we can reasonably expect to receive upon its sale. Adjustments to increase appraised values are not permitted. We use realtors and market data to estimate the potential deficiency when we suspect the fair value of the collateral is less than the outstanding principal balance on a loan and an updated appraisal has not yet been received.

Deferred Tax Assets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination as to whether we will be able to realize a deferred tax asset is highly subjective and dependent upon judgments concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Due to the existence of certain negative evidence, we maintained a valuation allowance of $19.8 million against our deferred tax asset at December 31, 2014.

Real Estate Owned (REO). REO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. The cost or fair value is then reduced by estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time a property has been on the market and anticipated sales values, which may result in adjustments to the collateral value estimates. At the time of foreclosure or initial possession of collateral, any excess loan balance over the fair value of the REO is treated as a charge against the allowance for loan losses.

Subsequent declines in the fair value of REO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of REO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of REO. Management reviews the value of REO each quarter and adjusts the values as appropriate. Appraisals are obtained no less frequently than annually. Any subsequent adjustments to the value, and gains or losses on sales, are recorded as “loss” on REO. Revenue and expenses from REO operations are recorded as REO expense. Both are components of noninterest expense.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets increased $118.8 million, or 15.1%, to $903.6 million at December 31, 2014 from $784.9 million at December 31, 2013. This increase in assets was comprised primarily of investment securities, which increased $72.7 million, or 41.2%, as cash received from our initial public offering and deposit growth outpaced loan demand. Cash and cash equivalents increased $24.7 million, or 72.1%, to $59.0 million at December 31, 2014 which is primarily due to the $63.7 million in net proceeds received upon the completion of our initial public offering that has yet to be fully invested in earning assets.

Loans receivable increased $18.6 million, or 3.6%, to $540.5 million at December 31, 2014 from $521.9 million at December 31, 2013. The increase in loans was a result of a more stabilized economy in our primary market area and the hiring of additional commercial lenders. Our loan demand was more evident during the fourth quarter of 2014 during which we experienced an annualized loan growth rate of 7.8%.

Total liabilities increased $44.0 million, or 5.8%, to $796.3 million at December 31, 2014 from $752.4 million at December 31, 2013, due primarily to growth in deposits which increased $18.9 million, or 2.8% to $703.1 million at December 31, 2014 from $684.2 million at December 31, 2013 and additional Federal Home Loan Bank (“FHLB”) advances of $20.0 million.

Total equity increased $74.8 million, or 230.0%, to $107.3 million at December 31, 2014 from $32.5 million at December 31, 2013. This substantial increase was the result of $63.7 million in net proceeds raised in our initial public offering, a $5.2 million decrease in accumulated other comprehensive loss related to an improvement in net unrealized holding gains and losses on securities available for sale, and $5.9 million of net income for the year.

Cash and Cash Equivalents

Total cash and cash equivalents increased $24.7 million, or 72.1%, to $59.0 million at December 31, 2014 from $34.3 million at December 31, 2013 which is primarily due to the $63.7 million in net proceeds received upon the completion of our initial public offering, partially offset by cash used to invest in loans and investment securities. We continue to hold higher than normal levels of liquidity in anticipation of rising interest rates.

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

	December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Real estate loans:
One- to four-family residential	$227,209	41.8%	$225,520	43.1%	$227,726	40.5%	$231,564	37.5%	$254,160	35.4%
Commercial	179,435	33.0	155,633	29.7	173,529	30.8	180,820	29.3	201,219	28.0
Home equity loans and lines of credit	56,561	10.4	56,836	10.9	62,090	11.0	68,952	11.2	75,322	10.5
Residential construction	7,823	1.4	8,952	1.7	10,309	1.8	9,325	1.5	15,552	2.2
Other construction and land	50,298	9.3	64,927	12.4	76,788	13.6	112,926	18.3	151,894	21.2
Commercial	19,135	3.5	8,285	1.6	9,771	1.8	10,943	1.7	15,395	2.1
Consumer	3,200	0.6	3,654	0.7	2,676	0.5	3,051	0.5	4,288	0.6
Total loans, gross	543,661	100%	523,807	100%	562,889	100%	617,581	100%	717,830	100%

Less:
Net deferred loan fees	1,695		1,933		2,165		2,032		2,326
Unamortized discount	1,487		—		—		—		—
Total loans, net	$540,479		$521,874		$560,724		$615,549		$715,504
Percentage of total assets	59.8%		66.5%		72.8%		70.4%		70.0%

In mid-2007, as economic conditions began to deteriorate, management recognized the need to reduce the Company’s concentration in higher risk loans, especially other construction and land development loans. Over the last four years, the Company subsequently reduced its concentration in other construction and land loans to 9.3% of total loans at December 31, 2014, from 21.2% of total loans at December 31, 2010. Reductions have been achieved through payoffs of maturing loans, fewer loan originations, and foreclosure of non-performing loans.

Prior to 2014, our loan portfolio continued to decline due to a number of factors including: (i) management’s desire to decrease the loan portfolio due to capital limitations during that period; (ii) weak market conditions and soft loan demand from qualified borrowers; and (iii) an increased rate of foreclosures and charge-offs. During 2014, we experienced moderate growth in loan demand within our primary market area as net loans increased $18.6 million, or 3.6%, to $540.5 million at December 31, 2014 compared to $521.9 million at December 31, 2013. Net loans as a percentage of total assets decreased over that same period, due to the significant increase in total assets as a result of the cash received in our initial public offering.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to the same credit approval and underwriting standards as new loans, and the terms of the loan may be modified upon renewal. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

	December 31, 2014
(Dollars in thousands)	One year or less	Over one year to five years	Over five years	Total
Real estate loans:
One- to four-family residential	$3,772	$11,688	$211,749	$227,209
Commercial	15,869	41,485	122,081	179,435
Home equity loans and lines of credit	256	24,993	31,312	56,561
Residential construction	575	1,834	5,414	7,823
Other construction and land	4,443	26,289	19,566	50,298
Commercial	2,039	7,107	9,989	19,135
Consumer	201	1,599	1,400	3,200
Total loans, gross	$27,155	$114,995	$401,511	$543,661

Longer term one- to four-family residential, construction, commercial real estate, and home equity loans and lines of credit typically carry interest rates which adjust to U.S. Treasury indices or The Wall Street Journal Prime Rate. Longer term one- to-four family residential construction loans represent construction-permanent loans which, upon completion of the construction phase, become one- to four-family residential real estate loans.

The following table sets forth the dollar amount of all loans at December 31, 2014 that have contractual maturities after December 31, 2015 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	December 31, 2014
(Dollars in thousands)	Fixed	Floating or adjustable	Total
Real estate loans:
One- to four-family residential	$87,260	$136,177	$223,437
Commercial	45,733	117,833	163,566
Home equity loans and lines of credit	7,225	49,080	56,305
Residential construction	816	6,432	7,248
Other construction and land	19,336	26,519	45,855
Commercial	7,873	9,223	17,096
Consumer	2,717	282	2,999
Total	$170,960	$345,546	$516,506

As of December 31, 2014, our largest lending relationship was with a building contractor and real estate investor, located in our primary market area. As of December 31, 2014, the borrower had seven separate loans, with an aggregate principal loan balance of $7.6 million. The loans are collateralized by various properties including three retail shopping centers, a primary residence, and other investment properties. All loans to the borrower were performing as of December 31, 2014. The next nine largest lending relationships accounted for over 87 loans and had an aggregate principal loan balance of $42.2 million as of December 31, 2014. Of these nine relationships, two of the relationships had loans classified as impaired at December 31, 2014 totaling $3.8 million and $3.4 million, respectively.

Delinquent Loans

When a loan becomes 15 days past due, we contact the borrower to inquire as to why the loan is past due. When a loan becomes 30 days or more past due, we increase collection efforts to include all available forms of communication. Once a loan becomes 45 days past due, we generally issue a demand letter and further explore the reasons for non-repayment, discuss repayment options, and inspect the collateral. In the event the loan officer or collections staff has reason to believe restructuring will be mutually beneficial to the borrower and the Bank, the borrower will be referred to the Bank’s Loss Mitigation Manager to explore restructuring alternatives to foreclosure. Once the demand period has expired and it has been determined that restructuring is not a viable option, the Bank’s counsel is instructed to pursue foreclosure.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days or more that are still accruing interest at December 31, 2014.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At December 31, 2014
Real estate loans:
One- to four-family residential	$6,298	$448	$2,669	$9,415
Commercial	2,136	909	1,006	4,051
Home equity loans and lines of credit	557	528	759	1,844
One- to four-family residential construction	—	—	65	65
Other construction and land	1,530	964	473	2,967
Commercial	—	22	—	22
Consumer	247	4	1	252
Total loans	$10,768	$2,875	$4,973	$18,616
% of total loans, net	1.99%	0.53%	0.92%	3.44%

At December 31, 2013
Real estate loans:
One- to four-family residential	$5,539	$669	$2,587	$8,795
Commercial	4,746	53	722	5,521
Home equity loans and lines of credit	313	29	350	692
One- to four-family residential construction	120	—	—	120
Other construction and land	499	185	970	1,654
Commercial	—	35	—	35
Consumer	18	9	—	27
Total loans	$11,235	$980	$4,629	$16,844
% of total loans, net	2.15%	0.19%	0.89%	3.23%

At December 31, 2012
Real estate loans:
One- to four-family residential	$5,903	$1,510	$4,018	$11,431
Commercial	7,178	1,783	2,372	11,333
Home equity loans and lines of credit	359	576	785	1,720
One- to four-family residential construction	—	302	194	496
Other construction and land	1,141	136	6,234	7,511
Commercial	55	—	12	67
Consumer	15	—	—	15
Total loans	$14,651	$4,307	$13,615	$32,573
% of total loans, net	2.61%	0.77%	2.43%	5.81%

At December 31, 2011
Real estate loans:
One- to four-family residential	$7,282	$699	$12,706	$20,687
Commercial	4,296	4,617	4,530	13,443
Home equity loans and lines of credit	803	349	1,826	2,978
One- to four-family residential construction	190	677	1,396	2,263
Other construction and land	2,459	2,914	10,360	15,733
Commercial	125	58	39	222
Consumer	36	—	37	73
Total loans	$15,191	$9,314	$30,894	$55,399
% of total loans, net	2.47%	1.51%	5.02%	9.00%

At December 31, 2010
Real estate loans:
One- to four-family residential	$1,590	$4,358	$17,525	$23,473
Commercial	3,460	3,719	4,906	12,085
Home equity loans and lines of credit	1,530	144	1,362	3,036
One- to four-family residential construction	475	—	1,777	2,252
Other construction and land	4,746	854	20,661	26,261
Commercial	60	125	957	1,142
Consumer	81	9	9	99
Total loans	$11,942	$9,209	$47,197	$68,348
% of total loans, net	1.67%	1.29%	6.60%	9.55%

Total delinquencies as a percentage of net loans have decreased from a high of 9.55% at December 31, 2010 to 3.44% at December 31, 2014, representing a decrease of 64.0% between December 31, 2010 and December 31, 2014. Loans past due 90 days and over and on non-accrual have experienced a similar decline, decreasing from a high of 6.60% at December 31, 2010, to 0.92% at December 31, 2014, a decrease of 86.1% over the period. The decrease in delinquencies is consistent with the improving economic health of our primary market area.

Non-Performing Assets

Non-performing loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Non-performing assets include non-performing loans and REO. The table below sets forth the amounts and categories of our non-performing assets as of the dates indicated.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$5,661	$2,794	$5,367	$15,985	$21,118
Commercial	7,011	10,212	4,664	8,015	9,338
Home equity loans and lines of credit	1,347	350	852	2,668	1,362
Residential construction	65	—	655	1,396	1,777
Other construction and land	2,679	2,068	6,176	13,405	25,822
Commercial	15	190	12	42	1,056
Consumer	2	13	1	38	9

Total non-performing loans	16,780	15,627	17,727	41,549	60,482

REO:
One- to four-family residential	220	1,076	3,779	4,807	4,727
Commercial	774	2,988	5,049	3,255	2,244
Residential construction	—	210	1,176	700	985
Other construction and land	3,431	6,232	9,751	8,068	13,555

Total foreclosed real estate	4,425	10,506	19,755	16,830	21,511

Total non-performing assets	$21,205	$26,133	$37,482	$58,379	$81,993

Troubled debt restructurings still accruing	$18,760	$23,015	$21,408	$17,624	$15,095

Ratios:
Non-performing loans to total loans	3.10%	2.99%	3.16%	6.75%	8.45%
Non-performing assets to total assets	2.35%	3.33%	4.87%	6.67%	8.02%

Non-performing loans as a percentage of total loans decreased from a high of 8.45% at December 31, 2010, to 3.10% at December 31, 2014, representing a decrease of 63.3% over the period. Similarly, non-performing assets as a percentage of total assets decreased from a high of 8.02% at December 31, 2010, to 2.35% at December 31, 2014, representing a decrease of 70.7% over the period. This decrease in non-performing loans and non-performing assets is due to a combination of the improving economy and the Bank’s aggressive resolution and disposal of non-performing loans and non-performing assets by means of restructure, foreclosure, deed in lieu of foreclosure and short sales for less than the amount of the indebtedness, in which cases the deficiency is charged-off.

Non-performing loans increased $1.2 million, or 7.4%, to $16.8 million at December 31, 2014 compared to $15.6 million at December 31, 2013. This increase in non-performing loans is primarily attributable to one loan relationship for which $3.8 million was classified as non-performing during 2014. These loans carried a specific reserve in our allowance for loan losses of $0.6 million at December 31, 2014.

For the year ended December 31, 2014, we recognized $0.3 million in interest income related to non-performing loans and had $0.4 million in forgone interest that would have been recorded if the loans were performing.

Troubled Debt Restructurings (“TDRs”)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession that we would not otherwise consider, for other than an insignificant period of time, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early in order that we may work with them to modify their loans before they reach nonaccrual status. Modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, periods of interest-only payments, and principal deferments. While unusual, there may be instances of forgiveness of loan principal. We individually evaluate all substandard loans that experienced a modification of terms to determine if a TDR has occurred.

All TDRs are considered to be impaired loans and are reported as such for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and the ultimate collectability of all amounts contractually due is not in doubt.

The following table presents our TDRs by accrual status as of the dates indicated.

	December 31,
(Dollars in thousands)	2014	2013	2012
TDRs still accruing interest	$18,760	$23,015	$21,408
TDRs not accruing interest	5,200	1,975	5,450
Total TDRs	$23,960	$24,990	$26,858

As noted in the above table, the majority of our borrowers with restructured loans have been able to comply with the revised payment terms for at least six consecutive months, resulting in their respective loans being restored to accrual status.

The following table presents details of TDRs made in each of the periods indicated:

Year Ended December 31,	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
2014	Interest rate concessions	6	$968	$875
	Extended payment terms	10	7,508	5,940
	Total	16	$8,476	$6,815

2013	Interest rate concessions	7	$2,551	$2,150
	Extended payment terms	2	677	372
	Total	9	$3,228	$2,522

2012	Interest rate consessions	13	$7,401	$6,086
	Extended payment terms	2	929	684
	Total	15	$8,330	$6,770

During 2014, we continued to be proactive in working with borrowers to identify potential issues and restructure certain loans to prevent future losses. Approximately $3.6 million of the post-modification recorded investment which was restructured in 2014 related to one loan relationship.

Classification of Loans

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality including “substandard,” “doubtful”, or “loss.” An asset is considered “substandard” if it displays an identifiable weakness without appropriate mitigating factors where there is the distinct possibility that we will sustain some loss if deficiencies are not corrected. “Substandard” loans may include some deterioration in repayment capacity and/or loan-to-value of underlying collateral. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that collection in full is highly questionable or improbable. Assets classified as “loss” are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as “special mention.”

We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at the balance sheet date. We review our asset portfolio no less frequently than quarterly to determine whether any assets require classification in accordance with applicable regulatory guidelines.

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Classified loans:
Substandard	$29,066	$47,019	$58,864	$86,170	$113,178
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	29,066	47,019	58,864	86,170	113,178
As a % of total loans	5.38%	9.01%	10.50%	14.00%	15.82%

Special mention	31,283	37,670	61,698	63,839	64,386

Total criticized loans	$60,349	$84,689	$120,562	$150,009	$177,564
As a % of total loans	11.17%	16.23%	21.50%	24.37%	24.82%

Total classified loans decreased $18.0 million, or 38.2%, to $29.1 million at December 31, 2014 from $47.0 million at December 31, 2013. Total criticized loans decreased $24.3 million, or 28.7%, to $60.3 million at December 31, 2014 from $84.7 million at December 31, 2013. These reductions reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

Management continuously monitors non-performing, classified and past due loans to identify any deterioration in the condition of these loans. As of December 31, 2014, we had not identified any potential problem loans that we did not already classify as non-performing.

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

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan. We individually evaluate loans classified as “substandard” or nonaccrual greater than $350,000 for impairment. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property (less an estimate of selling costs if foreclosure or sale of the property is anticipated). If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes a weighted average loss rate for the last 16 quarters, with the most recent four quarters weighted more heavily than the least recent four quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0% to 14%.

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

	As of or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	( Dollars in thousands)
Balance at beginning of period	$14,251	$14,874	$16,710	$17,195	$17,772

Charge-offs:
Real Estate:
One- to four-family residential	702	1,283	2,511	6,140	3,218
Commercial	2,415	2,209	1,850	4,202	1,503
Home equity loans and lines of credit	598	760	1,617	2,557	3,473
One- to four-family residential construction	—	193	391	1,043	2,044
Other construction and land	566	1,512	4,151	12,417	9,646
Commercial	133	17	295	1,199	582
Consumer	140	675	821	1,288	268
Total charge-offs	4,554	6,649	11,636	28,846	20,734

Recoveries:
Real Estate:
One- to four-family residential	193	433	479	540	153
Commercial	364	125	249	484	48
Home equity loans and lines of credit	41	22	107	513	251
One- to four-family residential construction	—	111	51	88	153
Other construction and land	218	539	642	2,251	525
Commercial	163	31	124	103	65
Consumer	363	407	270	266	36
Total recoveries	1,342	1,668	1,922	4,245	1,231

Net charge-offs	3,212	4,981	9,714	24,601	19,503

Provision for loan losses	33	4,358	7,878	24,116	18,926

Balance at end of period	$11,072	$14,251	$14,874	$16,710	$17,195

Ratios:
Net charge-offs to average loans outstanding	0.60%	0.93%	1.66%	3.67%	2.61%
Allowance to non-performing loans at period end	65.98%	91.19%	83.91%	40.22%	28.43%
Allowance to total loans at period end	2.05%	2.73%	2.65%	2.71%	2.40%

As indicated in the above table, our net charge-offs to average loans have declined from a high of 3.67% for the year ended December 31, 2011, to 0.60% for the year ended December 31, 2014, representing a decrease of 83.7% over the period. A $1.7 million charge-off was recorded on our largest lending relationship during the first quarter of 2014, and was responsible for a significant portion of the $4.6 million of charge-offs recorded in 2014. This expected loss was previously reserved for at December 31, 2013, resulting in no material impact on the provision for loan losses in 2014.

Our nonperforming loan coverage ratio decreased to 65.98% at December 31, 2014 compared to 91.19% at December 31, 2013. The decrease in our coverage ratio is mainly attributable to a reduction in the specific reserve carried in our allowance for loan losses which decreased to $1.7 million at December 31, 2014 from $4.1 million at December 31, 2013 as a result of specific reserves being charged off in 2014.

Our allowance as a percentage of total loans decreased to 2.05% at December 31, 2014 from 2.73% at December 31, 2013, with the decrease also mainly attributable to the reduction of specific reserves. In addition, the historical loss rates used in our allowance for loan losses calculation continue to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes.

Allocation of Allowance for Loan Losses

The table below summarizes the allowance for loan losses balance and percent of total loans by loan category.

	December 31,
	2014		2013		2012		2011		2010
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$2,983	41.8%	$3,693	43.1%	$4,620	40.5%	$4,571	37.5%	$4,097	35.4%
Commercial	2,717	33.0	4,360	29.7	2,973	30.8	4,338	29.3	4,206	28.0
Home equity loans and lines of credit	1,333	10.4	1,580	10.9	2,002	11.0	1,562	11.2	1,428	10.5
One- to four-family residential construction	510	1.4	501	1.7	429	1.8	397	1.5	540	2.2
Other construction and land	2,936	9.3	3,516	12.4	4,059	13.6	5,456	18.3	6,638	21.2
Commercial business	308	3.5	336	1.6	379	1.8	300	1.7	236	2.1
Consumer	285	0.6	265	0.7	412	0.5	86	0.5	50	0.6
Total	$11,072	100%	$14,251	100%	$14,874	100%	$16,710	100%	$17,195	100%

We compute our allowance either through a specific allowance to individually impaired loans or through a general allowance applied to homogeneous loans by loan type. The above allocation represents the allocation of the allowance by loan type regardless of specific or general calculations. The largest allocation proportionate to outstanding loan balances has been made to residential construction and other construction and land loans, as a result of the elevated risk in those categories of loans.

The table below summarizes balances, charge-offs, and specific allowances related to impaired loans as of the dates indicated.

As of December 31,	Recorded Balance	Unpaid Principal Balance	Partial Charge-Offs	Specific Allowance	% of Specific Allowance & Partial Charge-off to Unpaid Principal Balance
	(Dollars in thousands)
2014
Loans without a valuation allowance	$23,612	$27,102	$3,490	$—	12.9%
Loans with a valuation allowance	10,053	10,260	207	1,676	18.4%
Total	$33,665	$37,362	$3,697	$1,676	14.4%

2013
Loans without a valuation allowance	$19,282	$21,783	$2,501	$—	11.5%
Loans with a valuation allowance	20,788	20,788	—	4,068	19.6%
Total	$40,070	$42,571	$2,501	$4,068	15.4%

2012
Loans without a valuation allowance	$16,091	$17,999	$1,908	$—	10.6%
Loans with a valuation allowance	18,645	19,220	575	3,386	20.6%
Total	$34,736	$37,219	$2,483	$3,386	15.8%

As indicated in the above table, during the period presented, we have consistently maintained between 14% and 16% of impaired loans in a reserve, either through a direct charge-off or in a specific reserve included as part of the allowance for loan losses. The total dollar amount of impaired loans decreased $6.4 million, or 16.0%, to $33.7 million at December 31, 2014 compared to $40.1 million at December 31, 2013. The decrease was in part attributable to two large impaired loans totaling $4.9 million at December 31, 2013 subsequently paying off in full during 2014.

Real Estate Owned

The tables below summarize the balances and activity in REO as of the dates and for the periods indicated.

	As of December 31,
	2014	2013	2012
	(Dollars in thousands)
One- to four-family residential	$220	$1,076	$3,779
Commercial Real Estate	774	2,988	5,049
Residential construction	—	210	1,176
Other Construction and Land	3,431	6,232	9,751
Total	$4,425	$10,506	$19,755

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$10,506	$19,755	16,830
Additions	2,200	8,651	21,295
Disposals	(5,932)	(11,307)	(16,433)
Writedowns	(2,349)	(4,093)	(2,089)
Other	—	(2,500)	152
Balance, end of year	$4,425	$10,506	$19,755

As indicated in the above table, the balance in REO has decreased by $6.1 million, or 57.9%, to $4.4 million at December 31, 2014 from a balance of $10.5 million at December 31, 2013. This decrease reflects a significant reduction in the amount of loans transferred to REO in 2014 as compared to prior years as well as continued sales during the year. We continue to write-down REO as needed and maintain focus on aggressively disposing of our remaining properties.

As of December 31, 2014, our REO property with the largest balance ($1.2 million) consisted of approximately 14 acres of commercial land with frontage on US Highway 441 in Franklin, North Carolina. The land is located in close proximity to our corporate office. The current book balance is net of a $0.6 million sale of approximately eight acres that occurred in September 2013. The property was acquired in September 2009 and most recently valued in December 2014 and is being actively marketed through a local real estate broker.

Investment Securities

Our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	December 31,
	2014		2013
	Amortized		Amortized
	Cost	Fair value	Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$33,540	$33,572	$3,557	$3,492
U.S. Government structured agency obligations	6,000	5,910	19,420	18,407
U.S. Treasury Notes & Bonds	1,500	1,510	—	—
Municipal obligations	25,483	25,558	26,963	25,602
Mortgage-backed securities:
U.S. Government agency	123,321	123,043	88,818	86,224
SBA securities	20,713	20,652	18,472	18,162
Collateralized mortgage obligations	9,094	9,023	3,141	3,029
Mutual funds	590	591	576	568

Total securities available-for-sale	$220,241	$219,859	$160,947	$155,484

Available for sale investment securities increased $64.4 million, or 41.4%, to $219.9 million at December 31, 2014 from $155.5 million at December 31, 2013. The increase is primarily related to investing cash received from our initial public offering, partially offset by the reclassification of $4.4 million of municipal securities from available for sale to held-to-maturity during 2014.

Held to maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio.

	December 31,
	2014		2013
	Amortized		Amortized
	Cost	Fair value	Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government and agency securities:
Agency Securities	$21,193	$22,613	$20,988	$20,098
Structured Obligations	2,000	1,995	—	—
Municipal tax exempt (1)	3,805	3,973	—	—
Municipal taxable	587	609	—	—
Trust preferred securities	1,000	1,000	—	—
Corporate debt securities	700	700	—	—
Total securities held-to-maturity	$29,285	$30,890	$20,988	$20,098

Held-to-maturity investment securities increased $8.3 million, or 39.5%, to $29.3 million at December 31, 2014 from $21.0 million at December 31, 2013 primarily as a result of reclassification of municipal securities from available-for-sale to held-to-maturity as mentioned above and the purchase of securities classified as held-to-maturity totaling $3.7 million. The reclassification will remain in effect until the investments are called or mature. We reclassified these securities to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss). The difference between the book values and fair values at the date of the transfer will continue to be reported in a separate component of accumulated other comprehensive income (loss), and will be amortized into income over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) are being amortized back to their par values over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a discount.

	12 Months or Less			More Than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
				(Dollar in Thousands)
2014	46	$59,336	$286	49	$62,506	$1,045	95	$121,842	$1,331
2013	101	135,054	5,832	13	12,335	1,209	114	147,389	7,041
2012	31	38,842	228	1	461	36	32	39,303	264

As indicated in the above table, the number and dollar amount of securities in an unrealized loss position for more than 12 consecutive months increased significantly between December 31, 2013 and December 31, 2014. We believe that this increase in the number of securities in an unrealized loss position is due entirely to an increase in interest rates from the time that many of these securities were originally purchased over the past few years. For example, the five year U.S. Treasury yield increased from 0.72% at December 31, 2012, to 1.65% at December 31, 2014. Similarly, the 10 year U.S. Treasury yield increased from 1.78% to 2.17% over the same time period. We regularly review our investment portfolio for “other than temporary impairment”, or OTTI, and concluded that no OTTI existed during the years ended December 31, 2014, 2013 and 2012. In addition, we do not intend to sell these securities, nor is it more likely than not that we would be required to sell these securities before their anticipated collection dates.

We closely monitor the financial condition of the issuers of our municipal securities, as we consider these securities carry the greatest risk of potential OTTI to our portfolio. As of December 31, 2014, our municipal securities portfolio consists of approximately 65.9% of general obligation bonds and 34.1% of revenue bonds. As of December 31, 2014 and 2013, all municipal securities were performing. The table below presents the ratings for our municipal securities by either Standard and Poors or Moody’s as of the dates indicated.

	December 31,
	2014		2013
(Dollars in thousands)	Number of Securities	Fair Value	Number of Securities	Fair Value
AA- or better	59	$28,312	51	$23,663
Baa1	—	—	1	492
BBB+	1	501	1	387
Not Rated	3	1,327	2	1,060

Investment Portfolio Maturities and Yields

The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. None of the securities in our available-for-sale securities portfolio are due in one year or less.

	More than one year through five years		More than five years through ten years		More than ten years		Total securities
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government and agency securities:
Agency Securities	$24,009	1.48%	$9,531	2.36%	$—	—%	$33,540	1.73%
Structured Obligations	—	—	6,000	1.75	—	—	6,000	1.75
Treasury Notes & Bonds	—	—	1,500	1.86	—	—	1,500	1.86
Municipal tax exempt (1)	—	—	590	6.19	2,668	6.44	3,258	6.39
Municipal taxable	1,634	2.01	2,922	2.72	17,669	3.12	22,225	2.99
Mortgage-backed securities:
Agency	9,531	1.85	46,322	1.83	67,468	2.08	123,321	1.97
SBA	1,192	1.02	8,680	2.15	10,841	1.60	20,713	1.80
CMO	—	—	36	4.16	9,058	2.08	9,094	2.09
Mutual funds	590	2.37	—	—	—		590	2.37
Total securities available-for-sale	$36,956	1.60%	$75,581	2.00%	$107,704	2.31%	$220,241	2.08%

(1) - Tax exempt municipal obligations are shown on a tax equivalent basis using a 34% federal tax rate

The composition and maturities of the held-to-maturity securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	More than one year through five years		More than five years through ten years		More than ten years		Total securities
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government and agency securities:
Agency Securities	$—	—%	$2,000	2.78%	$—	—%	2,000	2.78%
Structured Obligations	—	—	—	—	21,193	4.03	21,193	4.03
Municipal tax exempt (1)	—	—	—	—	3,805	6.13	3,805	6.13
Municipal taxable	—	—	209	3.77	378	5.33	587	4.77
Trust preferred securities	—	—	—	—	1,000	7.00	1,000	7.00
Corporate Debt securities	—	—	700	5.20	—	—	700	5.20
Total securities available-for-sale	$—	—%	$2,909	3.43%	$26,376	4.46%	$29,285	4.36%

(1) - Tax exempt municipal obligations are shown on a tax equivalent basis using a 34% federal tax rate

Other Investments

As of December 31, 2014, we held $4.9 million in other investments accounted for at cost which was an increase of $1.2 million, or 34.1%, compared to $3.7 million at December 31, 2013. Other investments at December 31, 2014 were comprised of $3.4 million of FHLB stock, $0.7 million in stock of correspondent banks, $0.4 million in certificates of deposit at other banks, and $0.4 million for our investment in Macon Capital Trust I. The amount of FHLB stock required to be owned by the Bank is determined by the amount of FHLB advances outstanding. The increase in our FHLB stock to $3.7 million at December 31, 2014 compared to $2.7 million at December 31, 2013, was the result of higher FHLB borrowings outstanding which increased from $40.0 million at December 31, 2013 to $60.0 million at December 31, 2014.

Bank Owned Life Insurance (“BOLI”)

These policies are recorded at fair value based on cash surrender values provided by a third party administrator. The assets of the separate account BOLI are invested in the PIMCO Mortgage-backed Securities Account which is composed primarily of U.S. Treasury and U.S. Government agency sponsored mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1. BOLI increased $0.4 million to $20.4 million at December 31, 2014 from $20.0 million at December 31, 2013. The following table summarizes the composition of BOLI as of the dates indicated:

	December 31,
	2014	2013
	(Dollars in thousands)
Separate account	$12,194	$11,983
General account	7,410	7,188
Hybrid	813	790
Total	$20,417	$19,961

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

As a result of the analysis above, we concluded that a valuation allowance was necessary as of December 31, 2014 and 2013. The recorded balance of deferred tax assets at December 31, 2014 of $2.1 million represents the amount of tax planning strategies available to us. The tax planning strategies utilized include converting tax free municipal income to taxable income, the intention and ability to hold securities with an unrealized loss, and the ability to create taxable gains on certain insurance policies.

Real Estate Held for Investment

Real estate held for investment was $2.5 million at December 31, 2014 and December 31, 2013. The only property held in this category is a vacation resort acquired through foreclosure in August, 2012. The resort is being operated by a potential purchaser, under a written lease agreement with an option to purchase.

Our general policy is to actively market all REO with a view to promptly sell REO, and not hold REO for investment. When the resort was acquired, it was not in operation and in need of significant repairs and ongoing maintenance. Also, we did not have the necessary expertise to operate the resort during what was expected to be a lengthy marketing period. Accordingly, in order to protect the value of the resort and mitigate any future loss upon the sale of the property, we entered into a lease with an experienced operator which provides for the ongoing repair and maintenance of the resort by the lessee, and also ensures that the resort continues to operate. The lease, which has a term of 51 months, provides for escalating rental payments. In addition, the lessee has agreed to make, and has made, substantial repairs and improvements to the property. The property was initially recorded at fair value as determined by an independent appraisal and is being depreciated over its estimated useful life of 30 years. We do not lease any other real estate acquired through foreclosure.

The following table summarizes the operations of the property for the periods indicated:

	For the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Rental Income	$57	$12
Depreciation	(74)	(11)
Other expenses	(39)	(18)
Net Loss	$(56)	$(17)

Deposits

The following table presents average deposits by category, percentage of total average deposits and average rates for the periods indicated.

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$27,009	3.8%	0.13%	$25,625	3.8%	0.14%	$25,208	3.6%	0.19%
Time deposits	315,028	44.4	1.32	312,675	45.8	1.45	318,038	45.0	1.99
Brokered CDs	9,833	1.4	3.81	16,065	2.4	3.62	46,483	6.6	3.21
Money market accounts	184,821	26.0	0.53	181,558	26.6	0.62	187,692	26.5	0.74
Interest-bearing demand accounts	86,857	12.2	0.16	77,689	11.4	0.17	68,663	9.7	0.18
Noninterest-bearing demand accounts	86,229	12.2	—	68,519	10.0	—	60,663	8.6	—
Total deposits	$709,777	100.0%	0.75%	$682,131	100.0%	0.85%	$706,747	100.0%	1.12%

As indicated in the above table, average deposit balances increased approximately $33.0 million, or 4.8%, for the year ended December 31, 2014 compared to 2013. We experienced growth in average balances across all deposit categories during 2014, with the exception of brokered deposits, which we expect to completely eliminate by September 2015.

The following table presents details of the applicable interest rates on our certificates of deposit at the dates indicated. The decrease in higher cost certificates of deposit is due to a combination of existing certificates of deposit maturing without renewal, and the re-pricing of retail certificates at lower rates.

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$251,740	$250,373	$242,412
2.00% to 4.00%	66,479	72,491	86,866
4.00% to 5.99%	—	493	701
Total	$318,219	$323,357	$329,979

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $100 thousand.

December 31, 2014
(Dollars in thousands)
Three months or less	$34,506
Over three months through six months	27,232
Over six months through one year	9,673
Over one year	72,863
Total	$144,274

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $250 thousand.

December 31, 2014
(Dollars in thousands)
Three months or less	$1,416
Over three months through six months	12,605
Over six months through one year	5,227
Over one year	20,208
Total	$39,456

Borrowings

We have traditionally maintained a balance of borrowings from the FHLB of Atlanta using a combination of fixed borrowings, and fixed borrowings convertible to variable rates at the option for the FHLB. From time to time, we also borrow overnight funds from the FHLB of Atlanta, but had no overnight borrowings outstanding at December 31, 2014. FHLB advances are secured by qualifying one- to four-family permanent and commercial loans, by mortgage-backed securities, and by a blanket collateral agreement with the FHLB of Atlanta. As of December 31, 2014, we had $42.2 million of excess availability to borrow from the FHLB of Atlanta.

The following table details the composition of our FHLB borrowings between fixed and adjustable rate advances as of the dates indicated:

December 31, 2014
Balance	Type	Rate	Maturity
(Dollars in thousands)
$10,000	Fixed	0.23%	3	/30/2015
5,000	Fixed	0.37%	6	/30/2015
5,000	Fixed	0.50%	12	/30/2015
5,000	Fixed	0.69%	6	/30/2016
5,000	Fixed	0.98%	12	/30/2016
5,000	Fixed	1.38%	12	/29/2017
10,000	Fixed	1.83%	4	/10/2019
15,000	Variable	2.79%	4	/10/2020
$60,000		1.37%

December 31, 2013
Balance	Type	Rate	Maturity
(Dollars in thousands)
$5,000	Fixed	0.37%	6	/30/2015
5,000	Fixed	0.50%	12	/30/2015
5,000	Fixed	0.98%	12	/30/2016
10,000	Fixed	1.83%	4	/10/2019
15,000	Variable	2.80%	4	/10/2020
$40,000		1.74%

The following table sets forth information concerning balances and interest rates on our FHLB advances as of or for the periods indicated.

	As of or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of period	$60,000	$40,000	$25,000
Average balance during period	40,109	26,031	38,098
Maximum outstanding at any month end	60,000	40,000	49,900
Weighted average interest rate at end of period	1.37%	1.74%	3.19%
Weighted average interest rate during period	1.75%	2.58%	3.25%

FHLB advances increased $20.0 million, or 50.0%, to $60.0 million at December 31, 2014, from $40.0 million at December 31, 2013. The $20.0 million increase in advances had a blended weighted interest rate of 0.63% and terms of three months to two years. This additional funding was secured for short term liquidity as well as longer term funding at relatively low cost in anticipation of rising interest rates in the future which both served to improve the Bank’s interest rate risk profile.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at December 31, 2014 and 2013, payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. The effective interest rate was 3.05% at December 31, 2014 and 2013.

We had previously been deferring interest on the notes since December 31, 2010; however, on December 29, 2014, the Company made a payment of $2.1 million representing deferred interest of $2.0 million and a regularly scheduled interest payment due on December 30, 2014. We have now paid all previously deferred interest payments and all interest due on the notes as of December 31, 2014. We also notified the trustee of the trust preferred securities that we were ending our deferral of interest payments and intend to continue to make regularly scheduled quarterly interest payments in the future, subject to regulatory approval.

Deferred Compensation and Post-Employment Benefits

Deferred compensation and post-employment benefits declined $0.4 million, or 4.3%, to $9.8 million at December 31, 2014 from $10.2 million at December 31, 2013. The decrease is a result of ongoing payments. As of December 31, 2014, the plans were frozen and no new participants could be added.

Equity

Total equity increased $74.8 million, or 230.0%, to $107.3 million at December 31, 2014 from $32.5 million at December 31, 2013. This substantial increase was the result of $63.7 million in net proceeds raised in our initial public offering, a $5.2 million decrease in accumulated other comprehensive loss related to an improvement in net unrealized holding gains and losses on securities available for sale, and $5.9 million of net income for 2014.

Average Balances and Net Interest Income Analysis

Like most financial institutions, net interest income is our primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of the interest-earning assets and interest-bearing liabilities.

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

	For the Year Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$535,949	$27,597	5.15%	$532,322	$27,501	5.17%	$584,485	$30,845	5.28%
Loans, tax exempt (1)	2,044	103	5.04%	1,766	101	5.72%	1,730	127	7.34%
Investments - taxable	195,536	4,139	2.12%	161,593	3,445	2.13%	140,851	2,926	2.08%
Investment tax exempt (1)	8,123	526	6.47%	8,771	561	6.40%	15,178	964	6.35%
Interest earning deposits	40,476	95	0.23%	13,978	31	0.22%	11,693	21	0.18%
Other investments, at cost	3,738	199	5.32%	3,139	70	2.23%	5,334	96	1.80%

Total interest-earning assets	785,866	32,659	4.16%	721,569	31,709	4.39%	759,271	34,979	4.61%

Noninterest-earning assets	48,586			56,732			56,516

Total assets	$834,452			$778,301			$815,787

Interest-bearing liabilities:
Savings accounts	$27,009	$36	0.13%	$25,625	$36	0.14%	$25,208	$49	0.19%
Time deposits	324,861	4,193	1.29%	328,740	4,534	1.38%	364,521	6,314	1.73%
Money market accounts	184,821	983	0.53%	181,558	1,122	0.62%	187,692	1,393	0.74%
Interest bearing transaction accounts	86,857	149	0.17%	77,689	134	0.17%	68,663	127	0.18%
Total interest bearing deposits	623,548	5,361	0.86%	613,612	5,826	0.95%	646,084	7,883	1.22%

FHLB advances	40,109	703	1.75%	26,031	672	2.58%	38,098	1,238	3.25%
Junior subordinated debentures	14,433	509	3.53%	14,433	490	3.39%	14,433	514	3.56%

Total interest-bearing liabilities	678,090	6,573	0.97%	654,076	6,988	1.07%	698,615	9,635	1.38%

Noninterest-bearing deposits	86,229			68,519			60,663

Other non interest bearing liabilities	12,937			15,142			13,727

Total liabilities	777,256			737,737			773,005
Total equity	57,196			40,564			42,782

Total liabilities and equity	$834,452			$778,301			$815,787

Tax-equivalent net interest income		$26,086			$24,721			$25,344

Net interest-earning assets (2)	$107,776			$67,493			$60,656

Average interest-earning assets to interest-bearing liabilities	1.16			1.10			1.09

Tax-equivalent net interest rate spread (3)			3.19%			3.33%			3.23%
Tax-equivalent net interest margin (4)			3.32%			3.43%			3.34%

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

The following table presents the effects of changing rates and volumes on our net interest income for the period indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to change in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the absolute values of changes due to rate and the changes due to volume.

	For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013			For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$187	$(91)	$96	$(2,706)	$(638)	$(3,344)
Loans, tax exempt (2)	15	(13)	2	3	(29)	(26)
Investment - taxable	719	(25)	694	440	79	519
Investments - tax exempt (2)	(42)	7	(35)	(410)	7	(403)
Interest-earning deposits	62	2	64	5	5	10
Other investments, at cost	16	113	129	(45)	19	(26)

Total interest-earning assets	957	(7)	950	(2,714)	(556)	(3,270)

Interest-bearing liabilities:
Savings accounts	$2	$(2)	$—	$1	$(14)	$(13)
Time deposits	(53)	(288)	(341)	(579)	(1,201)	(1,780)
Money market accounts	20	(159)	(139)	(44)	(227)	(271)
Interest bearing transaction accounts	16	(1)	15	16	(9)	7
FHLB advances	290	(259)	31	(343)	(223)	(566)
Junior subordinated debentures	—	19	19	—	(24)	(24)

Total interest-bearing liabilities	275	(690)	(415)	(949)	(1,698)	(2,647)

Change in tax-equivalent net interest income	$682	$683	$1,365	$(1,764)	$1,141	$(623)

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate.

Comparison of Operating Results for the Fiscal Years Ended December 31, 2014 and 2013

General

Net income increased $6.4 million to $5.9 million for the year ended December 31, 2014, compared to a net loss of $0.4 million for the year ended December 31, 2013. On a pre-tax basis, income increased $8.1 million to $8.2 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013. These increases were primarily due to an increase in net interest income of $1.4 million and decreases in non-interest expense of $2.4 million and the provision for loan losses of $4.3 million. The increase in pre-tax income was partially offset by an increase in income tax expense of $1.7 million due to an increase in the valuation allowance for our deferred tax asset as a result of a reduction in the amount of tax planning strategies available to us.

Net Interest Income

Our tax-equivalent net interest income increased by $1.4 million, or 5.5%, to $26.1 million for the year ended December 31, 2014, compared to $24.7 million for the year ended December 31, 2013. This improvement was the result of increases in average loan and investment balances along with a reduction in rates on interest-bearing liabilities of 10 basis points for the year ended December 31, 2014 compared to 2013. Our tax-equivalent net interest margin decreased 11 basis points to 3.32% for 2014 compared to 3.43% for 2013.

The yield on taxable loans decreased two basis points in 2014 compared to 2013. The yield on taxable loans for 2014 included the recognition of approximately $1.1 million of deferred interest and discounts due to the favorable resolution and restructuring of two commercial loans. Excluding the $1.1 million interest income recognized from the resolution of these loans, our yield on taxable loans would have been 4.95% for the year ended December 31, 2014, or a decrease of 22 basis points as compared to 5.17% for the year ended December 31, 2013.

Our average interest-earning assets increased $64.3 million, or 8.9%, to $785.9 million in 2014 compared to $721.6 million in 2013. The substantial increase in interest earning-assets was primarily due to net proceeds of $63.7 million received from our initial public offering which was subsequently invested in loans and investments. Our average balance in taxable investments increased $33.9 million, or 21.0%, to $195.5 million for 2014 compared to $161.6 million for 2013. This increase in the average balance of our taxable investments provided an addition $0.7 million in interest income compared to the average balance in 2013. Our average balance in taxable loans increased $3.6 million, or 0.7%, to $535.9 million in 2014 compared to $532.3 million in 2013. The increase in the average balance of our taxable loans provided an addition $0.2 million in interest income compared to the average balance in 2013.

Our average interest-bearing liabilities increased $24.0 million, or 3.7%, to $678.1 million in 2014 compared to $654.1 million in 2013. The increase in average interest-bearing liabilities is a result of deposit growth and increased FHLB advances in 2014. During 2014, the average interest-bearing deposit balance increased $9.9 million, or 1.6% and the average outstanding FHLB advances increased $14.1 million, or 54.1%. Although our average interest-bearing liabilities increased during 2014, we were able to reduce the overall related cost by ten basis points which resulted in a decrease in interest expense due to rate of approximately $0.7 million in 2014 compared 2013.

Provision for Loan Losses

The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. The provision for loan losses decreased $4.3 million, or 99.2%, to $33 thousand for the year ended December 31, 2014 compared to $4.4 million for 2013. The decrease in the provision for loan losses was the result of an improvement in asset quality, and a continued reduction in historical and projected loan losses which has favorably impacted our allowance for loan loss model.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding change between the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013	Change
	(Dollars in thousands)
Servicing income (expense), net	$565	$(126)	$691
Mortgage banking	800	2,149	(1,349)
Gain on sale of SBA loans	629	258	371
Gain on sale of investments, net	657	358	299
Other than temporary impairment	(76)	—	(76)
Service charges on deposit accounts	1,203	1,303	(100)
Interchange fees	1,126	1,009	117
Bank owned life insurance	520	543	(23)
Other	699	701	(2)

Total	$6,123	$6,195	$(72)

The $0.7 million net increase in servicing income was primarily the result of an increase in the fair value of the corresponding loan servicing rights. The fair value of our loan servicing rights has risen in recent quarters due to a decrease in expected prepayment speeds.

Mortgage banking income declined $1.3 million, or 62.8%, in 2014 compared to 2013 which is consistent with an industry-wide slowdown in refinancing activity that resulted from higher interest rates in 2014.

Net gains on sales of investments increased $0.3 million for 2014 compared to 2013. The increase in net gains on sales of investments is a result of decreasing bond rates in 2014 compared to 2013 which resulted in more of our investment securities maintaining a gain position.

We also recorded an other than temporary impairment of $76 thousand on a Small Business Investment Company investment fund in 2014 compared to no impairment in 2013.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013	Change
	(Dollars in thousands)

Compensation and employee benefits	$11,877	$11,238	$639
Net occupancy	2,690	2,507	183
Federal deposit insurance	1,265	1,700	(435)
Professional and advisory	722	547	175
Data processing	1,082	893	189
Net cost of operation of real estate owned	2,970	5,612	(2,642)
Other	3,205	3,743	(538)

Total noninterest expenses	$23,811	$26,240	$(2,429)

Total noninterest expense decreased $2.4 million in 2014 compared to 2013, primarily as a result of decreased REO related expenses which decreased $2.6 million in 2014 compared to 2013. The significant decrease in REO related expenses is a result of our improved asset quality and fewer additions to REO during 2014.

Compensation and employee benefits increased by $0.6 million, or 5.7%, for 2014 compared 2013. This additional expense resulted from an increase in the number of full-time equivalent employees during 2014 and the latter half of 2013, in response to anticipated growth.

Expenses for FDIC deposit insurance decreased $0.4 million, or 25.6%, for 2014 compared to 2013 as a result of a reduction in our assessment rates due to an improving risk profile.

Other expenses decreased $0.5 million, or 14.4%, for 2014 compared to 2013 primarily as a result of decreased buyback expenses for representations and warranties obligation for loans sold to FNMA.

Income Taxes

We recorded $2.2 million of income tax expense for the year ended December 31, 2014, reflecting a decrease in our allowable net deferred tax asset based on our available tax planning strategies, compared to $0.5 million tax expense for the year ended December 31, 2013. Several of our tax planning strategies are sensitive to changes in interest rates, and we may be required to further reduce our net deferred tax asset in the future should interest rates materially change. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Fiscal Years Ended December 31, 2013 and 2012

General

Our net income decreased $1.3 million, or 144.5%, to a net loss of $0.4 million for the year ended December 31, 2013, compared to net income of $0.9 million net income for the year ended December 31, 2012. Our loan loss provision declined $3.5 million, or 44.7%, for the year ended December 31, 2013, to $4.4 million from $7.9 million for the year ended December 31, 2012, and our mortgage banking income increased $1.1 million, or 113.8.0%, to $2.1 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. These positive trends, however, were offset by increased losses on REO, which includes property valuation write-downs and losses on sales, which increased $1.0 million, or 30.3%, to $4.3 million for the year ended December 31, 2013, from $3.3 million during the year ended December 31, 2012.

Net Interest Income

Tax equivalent net interest income decreased by $0.6 million, or 2.5%, to $24.7 million for the year ended December 31, 2013, from $25.3 million for the year ended December 31, 2012. The decrease in net interest income reflects a reduction due to volume of $1.7 million, partially offset by an increase due to rates of $1.1 million.

The decrease of $1.7 million due to volume is primarily due to the effect of lower average loan balances which decreased $52.1 million in 2013 compared to 2012. This reduction was offset partially by lower levels of deposits and FHLB advances. The lower average loan balances were a result of several factors including high levels of loan payoffs, charge-offs, foreclosures and weak loan demand. The lower deposit balances are primarily a result of paying off higher cost brokered certificates of deposit.

The increase of $1.1 million due to rates is primarily due to the impact of lower average certificate of deposit rates which declined from 1.73% in 2012 to 1.38% in 2013 and lower rates on FHLB advances which declined from 3.25% in 2012 to 2.58% in 2013. The benefit of lower rates on certificates of deposit and FHLB advances was offset partially by lower rates on loans. The lower certificate of deposit rates are a result of paying off higher cost brokered certificates of deposit balances. The lower rates on FHLB advances were the result of a $25 million restructuring of existing advances combined with several new advances at lower average rates during 2013.

Our tax-equivalent net interest rate spread increased by ten basis points to 3.33% in 2013, compared to 3.23% in 2012, and our tax equivalent net interest margin increased nine basis points to 3.43% in 2013, compared to 3.34% in 2012. The primary cause of these increases was a 31 basis point reduction in the cost of liabilities, driven by lower deposit and FHLB advance rates, which more than offset a 22 basis point decrease in asset yields, driven primarily by lower returns on loans.

Provision for Loan Losses

Our provision for loan losses decreased by $3.5 million, or 44.7%, to $4.4 million for the year ended December 31, 2013, from $7.9 million for the year ended December 31, 2012. The primary factor driving the decrease in the provision for loan losses was a $4.7 million decrease in net charge-offs to $5.0 million in 2013 from $9.7 million in 2012.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding change between the year ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012	Change
	(Dollars in thousands)
Servicing income (expense), net	$(126)	$(84)	$(42)
Mortgage banking	2,149	1,005	1,144
Gain on sale of SBA loans	258	—	258
Gain on sale of investments, net	358	3,294	(2,936)
Other than temporary impairment	—	—	—
Service charges on deposit accounts	1,303	1,604	(301)
Interchange fees	1,009	967	42
Bank owned life insurance	543	595	(52)
Other	701	545	156

Total	$6,195	$7,926	$(1,731)

The decline in noninterest income was primarily due to a decrease in gains from the sale of investments which declined $2.9 million in 2013 as compared to 2012. As a result of the rising interest rate environment during much of 2013, we were unable to realize the level of investment gains that we had realized in 2012. This decline was offset in part by an increase in mortgage banking of $1.1 million in 2013, as compared to 2012. This increase was a result of the historically low interest rates experienced during the summer of 2013 which led to a significant increase in refinance activity. Also adding to the increase in refinance activity was the availability of the House Affordable Refinance Program, or HARP, which permitted borrowers, that might not otherwise qualify, to refinance their mortgage loans.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012	Change
	(Dollars in thousands)

Compensation and employee benefits	$11,238	$10,111	$1,127
Net occupancy	2,507	2,342	165
Federal deposit insurance	1,700	1,652	48
Professional and advisory	547	1,000	(453)
Data processing	893	751	142
Net cost of operation of real estate owned	5,612	5,448	164
Other	3,743	3,754	(11)

Total noninterest expenses	$26,240	$25,058	$1,182

Compensation and employee benefits expense increased by $1.1 million, or 11.2%, to $11.2 million in 2013 as compared to 2012. This increase resulted primarily from an increase of $0.8 million in compensation expense and an increase of $0.3 million in commissions and referrals related mostly to our mortgage originations business. Our number of full-time equivalent employees also increased to 185 at the end of 2013, as compared to 169 at the end of 2012.

Losses incurred on the periodic valuation of REO properties increased $2.0 million in 2013 as compared to 2012. These losses resulted from ongoing appraisals on REO properties, which are obtained not less frequently than annually. Expenses are also incurred in maintaining REO properties. REO expenses decreased by $0.8 million, or 37.1%, falling to $1.4 million in 2013 compared to $2.2 million in 2012. This reduction was primarily due to there being fewer properties held in 2013 as compared to 2012. “Loss” on sale of REO declined $1.0 million in 2013 as compared to 2012, primarily as a result of some stabilization of real estate prices in our principal market area.

Professional and advisory expenses declined $0.5 million in 2013 as compared to 2012, primarily due to increased expenses in 2012 related to regulatory agreements in place at the time.

Income Taxes

We recorded a $0.5 million income tax expense in our income tax provision for the year ended December 31, 2013. This expense primarily represented a change in the valuation allowance for unrealized gains and losses on investment securities available for sale. The $1.0 million income tax benefit recorded for the year ended December 31, 2012 primarily represents a change in the level of tax planning strategies.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. General corporate purpose transactions include transactions to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions include transactions to manage customers’ requests for funding. Please refer to Note 23 of the Notes to Consolidated Financial Statements for a discussion of our off-balance sheet arrangements.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Operating Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At December 31, 2014, cash and cash equivalents totaled $58.9 million. Included in this total is $48.8 million held at FRB and $2.3 million held at the FHLB in interest-earning assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(31,939)	$(65,635)
Proceeds from loans originated for sale	28,295	63,099

Investing activities:
Purchases of investments	$(117,621)	$(113,810)
Maturities and principal repayments of investments	30,484	21,122
Sales of investments	19,170	36,404
Net (increase) decrease in loans	(22,658)	28,041
Proceeds from sales of real estate owned	4,355	8,671

Financing activities:
Net increase in deposits	$18,855	$9,128
Proceeds from FHLB advances	20,000	15,000
Proceeds from sale of common stock, net	63,651	—

At December 31, 2014, we had $2.3 million in outstanding commitments to originate mortgage loans. In addition to commitments to originate mortgage loans, we had $63.0 million in unused lines of credit for home equity loans and other lines of credit and $2.5 million for consumer lines.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of December 31, 2014.

In addition to loans, we invest in securities that provide a source of liquidity, both through repayments and as collateral for borrowings. Our securities portfolio includes both callable securities (which allow the issuer to exercise call options) and mortgage-backed securities (which allow borrowers to prepay loans). Accordingly, a decline in interest rates would likely prompt issuers to exercise call options and borrowers to prepay higher-rate loans, producing higher than otherwise scheduled cash flows.

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of December 31, 2014:

	Total	Used	Unused
	Capacity	Capacity	Capacity

FHLB	$102,205	$60,000	$42,205
Unpledged Marketable Securities	247,306	10,722	236,584
FRB	51,185	—	51,185

	$400,696	$70,722	$329,974

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under the memorandum of understanding which the Bank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“NCCOB”) in April 2014 (the “Bank MOU”), the Bank is required to maintain a Tier I leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. The Bank met these required capital ratios and was considered “well capitalized” as of December 31, 2014. The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

					To meet the
			For Capital		Requirements of the
	Actual		Adequacy Purposes		Bank MOU
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	>4%	$70,880	>8%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	>4%	N/A	N/A
Total Risk-based Capital	$112,246	21.15%	$42,462	>8%	$58,386	>11%

As of December 31, 2013:
Tier 1 Leverage Capital	$54,775	7.02%	$31,190	>4%	$62,380	>8%
Tier 1 Risk-based Capital	$54,775	10.70%	$20,484	>4%	N/A	N/A
Total Risk-based Capital	$61,274	11.97%	$40,968	>8%	$56,331	>11%

The Company exceeded its regulatory capital ratios at December 31, 2014 and 2013, as set forth in the following table:

			For Capital
	Actual		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	>4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	>4%
Total Risk Based Capital	$130,067	24.50%	$42,472	>8%

As of December 31, 2013:
Tier I Leverage Capital	$53,806	6.90%	$31,190	>4%
Tier I Risk-based Capital	$53,806	10.52%	$20,459	>4%
Total Risk Based Capital	$60,297	11.79%	$40,917	>8%

Impact of the Patient Protection and Affordable Care Act (the “Affordable Care Act”)

We provide health insurance to our employees through an employee benefits trust sponsored by the North Carolina Bankers Association. The trust has adopted and is in compliance with the affordability provisions of the Affordable Care Act. The impact of the Affordable Care Act on us has not been material and we do not expect any material impact in the future.

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

General

One of the most significant forms of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest –sensitive income and expense levels. Interest rate changes affect economic value of equity (“EVE”) by changing the net present value of a bank’s future cash flows, and the cash flows themselves as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive risk can threaten a bank’s earnings, capital, liquidity and solvency. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The Board of Directors of the Bank have established an Asset/Liability Management Committee (“ALCO”), which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board. Our ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. Deposits, exclusive of brokered certificates of deposit, increased to $693.9 million at December 31, 2014, from $672.7 million at December 31, 2013. Brokered deposits declined $2.3 million to $9.2 million at December 31, 2014 from $11.5 million at December 31, 2013. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

We have taken the following steps to reduce our interest rate risk:

•	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	limited the fixed rate period on loans within our portfolio

•	utilized our securities portfolio for positioning based on projected interest rate environments;

•	priced certificates of deposit to encourage customers to extend to longer terms;

•	utilized FHLB advances for positioning.

We have not conducted hedging activities, such as engaging in futures, options or swap transactions.

Economic Value of Equity (EVE)

EVE is the difference between the present value of an institution’s assets and liabilities (the institution’s EVE) that would change in the event of a range of assumed changes in market interest rates. EVE is used to monitor interest rate risk beyond the 12 month time horizon of income simulations. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 400 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

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

	December 31, 2014		December 31, 2013
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	10.6	(15.5)	10.5	(24.2)
+300	7.3	(12.8)	7.1	(21.1)
+200	4.2	(9.3)	3.9	(15.7)
+100	1.6	(5.1)	1.3	(9.1)
—	—	—	—	—
-100	(6.2)	1.7	(4.4)	5.1

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation could result in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation could result in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 4.2% increase in NII as of December 31, 2014 as compared to a 3.9% increase in NII as of December 31, 2013.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has declined from December 31, 2013 to December 31, 2014. For example, a 200 basis point increase in rates would result in a 9.3% decrease in EVE as of December 31, 2014 as compared to a 15.7% decrease in EVE as of December 31, 2013.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Entegra Financial Corp. and Subsidiary

Franklin, North Carolina

We have audited the accompanying consolidated financial statements of Entegra Financial Corp. and Subsidiary (the “Company”) which comprise the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegra Financial Corp. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 30, 2015

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2014	2013
Assets
Cash and due from banks	$7,860	$9,045
Interest-earning deposits	51,122	25,236
Cash and cash equivalents	58,982	34,281

Investments - available for sale	219,859	155,484
Investments - held to maturity (fair value of $30,890 and $20,098 at December 31, 2014 and 2013, respectively)	29,285	20,988
Other investments, at cost	4,908	3,659
Loans held for sale	10,761	5,688
Loans receivable	540,479	521,874
Allowance for loan losses	(11,072)	(14,251)
Fixed assets, net	13,004	13,006
Real estate owned	4,425	10,506
Interest receivable	2,925	2,673
Bank owned life insurance	20,417	19,961
Net deferred tax asset	2,089	4,210
Real estate held for investment	2,489	2,489
Loan servicing rights	2,187	1,883
Other assets	2,910	2,442
Total assets	$903,648	$784,893

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$703,117	$684,226
Federal Home Loan Bank advances	60,000	40,000
Junior subordinated notes	14,433	14,433
Post employment benefits	9,759	10,199
Accrued interest payable	323	2,023
Other liabilities	8,697	1,494
Total liabilities	796,329	752,375

Commitments and contingencies (Notes 8 and 23)

Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,546,375 and 0 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Additional paid in capital	63,651	—
Retained earnings	45,937	39,994
Accumulated other comprehensive loss	(2,269)	(7,476)
Total shareholders’ equity	107,319	32,518

Total liabilities and shareholders’ equity	$903,648	$784,893

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on loans	$27,597	$27,468	$30,804
Interest on tax exempt loans	68	67	84
Taxable securities	4,139	3,445	2,926
Tax-exempt securities	347	370	636
Interest-earning deposits	95	31	21
Other	199	70	96
Total interest and dividend income	32,445	31,451	34,567

Interest expense:
Deposits	5,361	5,826	7,883
Federal Home Loan Bank advances	703	672	1,238
Junior subordinated notes	509	490	514
Total interest expense	6,573	6,988	9,635

Net interest income	25,872	24,463	24,932

Provision for loan losses	33	4,358	7,878
Net interest income after provision for loan losses	25,839	20,105	17,054

Noninterest income:
Servicing income (expense), net	565	(126)	(84)
Mortgage banking	800	2,149	1,005
Gain on sale of SBA loans	629	258	—
Gain on sale of investments, net	657	358	3,294
Other than temporary impairment on cost method investment	(76)	—	—
Service charges on deposit accounts	1,203	1,303	1,604
Interchange fees	1,126	1,009	967
Bank owned life insurance	520	543	595
Other	699	701	545
Total noninterest income	6,123	6,195	7,926

Noninterest expenses:
Compensation and employee benefits	11,877	11,238	10,111
Net occupancy	2,690	2,507	2,342
Federal deposit insurance	1,265	1,700	1,652
Professional and advisory	722	547	1,000
Data processing	1,082	893	751
Net cost of operation of real estate owned	2,970	5,612	5,448
Other	3,205	3,743	3,754
Total noninterest expenses	23,811	26,240	25,058

Income (loss) before taxes	8,151	60	(78)

Income tax expense (benefit)	2,208	475	(1,011)

Net income (loss)	$5,943	$(415)	$933

Earnings per share - basic and diluted	$0.91	N/A	N/A
Average shares outstanding - basic and diluted	6,546,375	N/A	N/A

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income (loss)	$5,943	$(415)	$933

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	5,665	(9,431)	1,134
Reclassification adjustment for securities gains realized in net income	(657)	(358)	(3,294)
Amortization of unrealized loss on securities transferred to held to maturity	199	34	—
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	1,992	(3,479)	(816)
Other comprehensive income (loss), before tax	7,199	(13,234)	(2,976)
Income tax effect related to items of other comprehensive income (loss)	(1,992)	3,873	853
Other comprehensive income (loss), after tax	5,207	(9,361)	(2,123)

Comprehensive income (loss)	$11,150	$(9,776)	$(1,190)

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2011	—	$—	$—	$39,476	$4,008	$43,484

Net income	—	—	—	933	—	933
Other comprehensive loss, net of tax	—	—	—	—	(2,123)	(2,123)
Balance, December 31, 2012	—	$—	$—	$40,409	$1,885	$42,294

Net loss	—	—	—	(415)	—	(415)
Other comprehensive loss, net of tax	—	—	—	—	(9,361)	(9,361)
Balance, December 31, 2013	—	$—	$—	$39,994	$(7,476)	$32,518

Net income	—	—	—	5,943	—	5,943
Other comprehensive income, net of tax	—	—	—	—	5,207	5,207
Issuance of common stock	6,546,375	—	65,464	—	—	65,464
Common stock issuance costs	—	—	(1,813)	—	—	(1,813)
Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$107,319

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,943	$(415)	$933
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and leasehold amortization	875	848	805
Security amortization, net	1,159	1,506	1,972
Provision for loan losses	33	4,358	7,878
Provision for real estate owned	2,349	4,093	2,089
Deferred income tax expense	2,121	429	(440)
Net increase (decrease) in deferred loan fees	237	(232)	132
Gain on sales of securities available for sale	(657)	(358)	(3,294)
Other than temporary impairment on cost method investment	76	—	—
Loss on disposal of fixed assets	8	—	—
Income on bank owned life insurance, net	(456)	(482)	(536)
Mortgage banking income, net	(800)	(2,149)	(1,005)
Gain on sales of SBA loans	(629)	(258)	—
Net realized loss on sale of real estate owned	49	163	1,203
Loans originated for sale	(31,939)	(65,635)	(40,815)
Proceeds from sale of loans originated for sale	28,295	63,099	41,075
Net change in operating assets and liabilities:
Interest receivable	(252)	9	505
Loan servicing rights	(304)	25	406
Other assets	(544)	168	2,252
Postemployment benefits	(440)	(669)	(669)
Accrued interest payable	(1,700)	559	157
Other liabilities	18	373	69
Current income taxes	—	—	(179)
Net cash provided by operating activities	$3,442	$5,432	$12,538

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from investing activities:
Activity for investments available for sale:
Purchases	$(115,617)	$(113,810)	$(118,361)
Maturities/calls and principal repayments	30,484	21,122	29,389
Sales	19,170	36,404	147,826
Net (increase) decrease in loans	(17,477)	28,041	26,872
Proceeds from sale of real estate owned	4,355	8,671	13,245
Real estate cost capitalized	(68)	(118)	(1,355)
Purchase of fixed assets	(881)	(642)	(312)
Purchase of other investments, at cost	(1,462)	(287)	—
Redemptions of other investments, at cost	213	—	4,053
Net cash provided by (used in) investing activities	$(81,283)	$(20,619)	$101,357
Cash flows from financing activities:
Net increase (decrease) in deposits	$18,855	$9,128	$(75,358)
Net increase (decrease) in escrow deposits	36	(22)	(376)
Proceeds from Federal Home Loan Bank advances	20,000	15,000	—
Repayment of Federal Home Loan Bank advances	—	—	(27,400)
Proceeds from sale of common stock, net	63,651	—	—
Net cash provided by (used in) financing activities	$102,542	$24,106	$(103,134)

Increase in cash and cash equivalents	24,701	8,919	10,761

Cash and cash equivalents, beginning of year	$34,281	$25,362	$14,601

Cash and cash equivalents, end of year	$58,982	$34,281	$25,362

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$8,273	$6,429	$9,987
Income taxes	150	43	—

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$2,200	$8,651	$21,295
Loans originated for disposition of real estate owned	1,596	2,591	3,188
Transfer of investment securities available for sale to held to maturity	4,473	23,000	—
Purchased loans and investments to be settled	7,185	—	—
Transfer of real estate owned to real estate held for investment	—	2,500	—

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Macon Bank, Inc. (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Macon Services, Inc., which owns a real estate investment property. The consolidated financials are presented in these financial statements.

The Bank operates as a community-focused retail bank, originating primarily real estate based mortgage, consumer and commercial loans and accepting deposits from consumers and small businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform, in all material respects, to U.S. generally accepted accounting principles, or GAAP, and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

Estimates – The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company, the Bank, and its wholly owned subsidiary. The accounts of the Trust are not consolidated with the Company. In consolidation all significant intercompany accounts and transactions have been eliminated.

Reclassification – Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no significant effect on our results of operations or financial condition.

Cash and Cash Equivalents – Cash and cash equivalents as presented in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows include vault cash and demand deposits at other institutions including the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). Depository institutions are required to maintain reserve and clearing balances with the FRB. The Company’s required reserve balances with the FRB were $0.6 million and $0.4 million at December 31, 2014 and 2013, respectively, and were satisfied entirely through vault cash balances.

Securities – We determine the appropriate classification of securities at the time of purchase. Available for sale securities represent those securities that that we intend to hold for an indefinite period of time, but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary, reported as a component of accumulated other comprehensive income, net of tax.

Held to maturity securities represent those securities that we have the positive intent and ability to hold to maturity and are carried at amortized cost.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses on the sale of securities and other-than-temporary impairment (OTTI) charges are recorded as a component of noninterest income in the Consolidated Statements of Operations. Realized gains and losses on the sale of securities are determined using the specific-identification method. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.

We perform a quarterly review of our securities to identify those that may indicate OTTI. Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including, but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer and the ability of the issuer to meet contractual obligations. Other factors include the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security, or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery.

The Company reclassified certain of its securities from available for sale to held to maturity during the years ended December 31, 2014 and 2013 in an effort to minimize the impact of future interest rate changes on Accumulated Other Comprehensive Income (Loss). The difference between the book values and fair values at the date of the transfer will continue to be reported in a separate component of Accumulated Other Comprehensive Income (Loss), and will be amortized into income over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) are being amortized back to their par values over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount.

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Net unrealized losses are recognized by charges to Mortgage Banking income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held for sale are included in the Consolidated Statements of Operations in Mortgage Banking income for residential loans and Gains on sale of SBA loans for Small Business Administration Loans. Loans held for sale primarily represent loans on one-to-four family dwellings, including construction loans and the portion of Small Business Administration loans intended to be sold.

Loans Receivable – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances less any charge-offs and adjusted for the allowance for loan losses, unamortized premiums and discounts, and any net deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of interest income over the respective lives of the loans using the interest method without consideration of anticipated prepayments.

Generally, consumer loans are charged down to their estimated collateral value after reaching 90 days past due. The number of days past due is determined by the amount of time from when the payment was due based on contractual terms. Commercial loans are charged off as management becomes aware of facts and circumstances that raise doubt as to the collectability of all or a portion of the principal and when we believe a confirmed loss exists.

The Company began originating and selling the guaranteed portion of small business administration (SBA) loans into the secondary market during the year ended December 31, 2013. When the Company retains the right to service a sold SBA loan, the previous carrying amount is allocated between the guaranteed portion of the loan sold, the unguaranteed portion of the loan retained and the retained SBA servicing right based on their relative fair values on the date of transfer.

Nonaccrual Loans – The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent or when it becomes impaired, whichever occurs first, unless the loan is well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. Interest payments received on nonaccrual loans are generally applied as a direct reduction to the principal outstanding until qualifying for return to accrual status. Interest payments received on nonaccrual loans may be recognized as income on a cash basis if recovery of the remaining principal is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments applied to principal while the loan was on nonaccrual may be recognized in income over the remaining life of the loan after the loan is returned to accrual status.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For loans modified in a troubled debt restructuring, the loan is generally placed on non-accrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally defined as six months, and the ultimate collectability of all amounts contractually due is not in doubt.

Troubled Debt Restructurings (TDR) – In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower, for other than an insignificant period of time, that we would not otherwise grant, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, periods of interest only payments, and principal deferment. While unusual, there may be instances of loan principal forgiveness. We also may have borrowers classified as a TDR wherein their debt obligation has been discharged by a chapter 7 bankruptcy without reaffirmation of debt. We individually evaluate all substandard loans that experienced a modification of terms to determine if a TDR has occurred.

All TDRs are considered to be impaired loans and will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement

Allowance for Loan Losses (ALL) – The ALL reflects our estimates of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The methodology for determining the ALL has two main components: the evaluation of individual loans for impairment and the evaluation of certain groups of homogeneous loans with similar risk characteristics.

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. We individually evaluate all loans classified as substandard or nonaccrual greater than $350,000 for impairment. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property (less an estimate of selling costs if foreclosure is anticipated). If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for homogenous loans consists of a base historical loss reserve and a qualitative reserve. The base historical loss reserve utilizes a weighted average historical loss rate of the last 16 quarters, with the most recent four quarters weighted more heavily than the oldest four quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0% to 14%.

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

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed Assets – Land is stated at cost. Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from 4 to 30 years. The cost of maintenance and repairs is charged to expense as incurred while expenditures greater than $1,000 that increase a property’s life are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal periods when reasonably assured.

Real Estate Owned – Real estate properties acquired through loan foreclosure are initially recorded at the lower of the recorded investment in the loan or fair value less costs to sell. Losses arising from the initial foreclosure of property are charged against the ALL.

Subsequent to foreclosure, real estate owned is recorded at the lower of carrying amount or fair value less estimated costs to sell. Valuations are periodically performed by management, but not less than annually, and an additional allowance for losses is established by a charge to Net Cost of Operation of Real Estate Owned in the Consolidated Statements of Operations, if necessary.

Federal Home Loan Bank Stock (FHLB) – FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. The Company has evaluated its FHLB stock and concluded that it is not impaired because the FHLB Atlanta is currently paying cash dividends and redeeming stock at par. The FHLB requires members to purchase and hold a specified level of stock based upon on the members asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as Other interest income in the Consolidated Statements of Operations.

Bank Owned Life Insurance (BOLI) – BOLI is recorded at its net cash surrender value. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of Operations.

Real Estate Held for Investment – Real estate held for investment is initially recorded at fair value. Subsequently, the property is depreciated over its estimated useful life. Costs relating to development and improvement of properties are capitalized, whereas holding costs are expensed as incurred.

Loan Servicing Rights (LSR) – Effective January 1, 2012, the Company adopted the fair value method for accounting for its LSR’s. This change represented a change in accounting principle and has been accounted for retrospectively by reflecting prior amortization as change in fair value. Because fair value was less than amortized cost and had been properly reserved through a valuation allowance, there was no cumulative impact of adopting the fair value option.

The value of LSR’s are initially recognized as part of the fair value measurement of a derivative loan commitment. However, a separate LSR asset or liability is not recognized until the servicing rights have been contractually separated from the underlying loan by sale of the loan with servicing retained. The LSR is established at estimated fair value, which represents the present value of estimated future net servicing cash flows, considering expected loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on assumptions that a market participant would utilize. The expected rate of loan prepayments is the most significant factor driving the value of LSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the estimated fair value of LSRs, interest rates, which are used to determine prepayment rates, are held constant over the estimated life of the portfolio. The Company periodically adjusts the recorded amount of its LSR’s to fair value as determined by a third party appraisal.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal (generally 25 basis points for residential mortgage loans and 100 basis points for SBA loans) or a fixed amount per loan, and are recorded as income when earned. Changes in fair value of LSR’s are netted against loan servicing fee income and reported as Servicing income (expense), net in the Consolidated Statements of Operations.

Derivative Financial Instruments – Interest Rate Lock Commitments and Forward Sale Contracts – In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We can encounter pricing risks if interest rates rise significantly before the loan can be closed and sold. As a result, forward sale contracts are utilized in order to mitigate this pricing risk. Whenever a customer desires an interest rate lock commitment, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The interest rate lock is executed between the mortgagee and the Company and in turn a forward sale contract may be executed between the Company and an investor (generally FNMA). Both the interest rate lock commitment with the customer and the corresponding forward sale contract with the investor are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in Mortgage banking income in the Consolidated Statements of Operations. The fair value of the interest rate lock commitments and forward sale contracts are recorded as assets or liabilities and included in Other assets and Other liabilities in the Consolidated Balance Sheets.

Advertising Expense – Advertising costs are expensed as incurred. The Company’s advertising expenses were $0.3 million for each of the years ended December 31, 2014, 2013, and 2012.

Income Taxes – We estimate income tax expense based on amounts expected to be owed to the tax jurisdictions where we conduct business. On a quarterly basis, management assesses the reasonableness of our effective tax rate based upon our current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, the Company considered the following sources of taxable income:

•	Future reversals of existing taxable temporary differences
•	Future taxable income exclusive of reversing temporary differences and carry forwards
•	Taxable income in prior carryback years
•	Tax planning strategies that would, if necessary, be implemented

As a result of the analysis above, the Company concluded that a valuation allowance was necessary as of December 31, 2014 and 2013, after consideration of certain tax planning strategies.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. We evaluate and assess the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintain tax accruals consistent with the evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, as well as the current period’s income tax expense and can be significant to our operating results.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax positions are recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Allowance for Unfunded Commitments – In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that we use for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve is calculated by applying historical loss rates from our ALL model to the estimated future utilization of our unfunded commitments. The allowance for unfunded commitments is included in Other liabilities in the Consolidated Balance Sheets.

Junior Subordinated Notes – The Trust is considered to be a variable interest entity since its common equity is not at risk. The Company does not hold a variable interest in the Trust, and therefore, is not considered to be the Trust’s primary beneficiary. As a result, the Company accounts for the junior subordinated notes issued to the Trust and its equity investment in the Trust on an unconsolidated basis. Debt issuance costs of the junior subordinated notes are being amortized over the term of the debt and amounted to $0.1 million as of December 31, 2014 and 2013.

Segments – The Company operates and manages itself within one retail banking segment and has, therefore, not provided segment disclosures.

Recently Issued Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for public companies for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. However, as an emerging growth company, the amendments will be effective for the Company for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. STOCK CONVERSION AND CHANGE IN CORPORATE FORM

On January 23, 2014, the Board of Directors of Macon Bancorp adopted a Plan of Conversion (the “Plan of Conversion”) which provided for the reorganization of Macon Bancorp from a North Carolina chartered mutual holding company into a stock holding company, Entegra Financial Corp., incorporated under the laws of the State of North Carolina (the “Conversion”).

In connection with the Conversion, the Company sold 6,546,375 shares of common stock at an offering price of $10.00 per share and received gross sales proceeds of $65.5 million. The Company recognized $1.8 million in reorganization and stock issuance costs which have been deducted from the gross sales proceeds. Of the $63.7 million in net sales proceeds, $44.6 million, or approximately 70%, was contributed to the capital of the Bank upon completion of the Conversion on September 30, 2014.

Common Stock Offering Summary
(Dollars in thousands)

Gross proceeds	$65,464
Issuance costs	(1,813)
Net proceeds	$63,651

Contributed to the Bank	$44,581
Retained by the Company	19,070
$63,651

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

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$39,540	$65	$(123)	$39,482
Municipal securities	25,483	225	(150)	25,558
Mortgage-backed securities	153,128	643	(1,053)	152,718
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	590	1	—	591
	$220,241	$944	$(1,326)	$219,859

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$22,977	$—	$(1,078)	$21,899
Municipal securities	26,963	114	(1,475)	25,602
Mortgage-backed securities	110,431	574	(3,590)	107,415
Mutual funds	576	—	(8)	568
	$160,947	$688	$(6,151)	$155,484

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair values of securities held to maturity (“HTM”) are summarized as follows:

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$23,193	$1,420	$(5)	$24,608
Municipal securities	4,392	190	—	4,582
Trust preferred securities	1,000	—	—	1,000
Corporate debt securities	700	—	—	700
	$29,285	$1,610	$(5)	$30,890

December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)

U.S. government agencies	$20,988	$—	$(890)	$20,098

During the years ended December 31, 2014 and 2013, the Company transferred the following investment securities from available for sale to held to maturity:

At Date of Transfer
During the Year Ended
December 31, 2014
(Dollars in thousands)

Book value	$4,473
Market value	4,399

Unrealized loss	$74

At Date of Transfer
During the Year Ended
December 31, 2013
(Dollars in thousands)

Book value	$23,000
Market value	20,954

Unrealized loss	$2,046

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to the activity of unrealized losses related to HTM securities previously recognized in other comprehensive income (“OCI”) is summarized below:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Beginning unrealized loss in OCI related to HTM securities previously recognized in OCI	$2,012	$—	$—
Additions for transfers to HTM	74	2,046	—
Amortization of unrealized losses on HTM securities previously recognized in OCI	(199)	(34)	—
Ending unrealized loss in OCI related to HTM securities previously recognized in OCI	$1,887	$2,012	$—

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held to Maturity:
U.S. government agencies	$1,995	$5	$—	$—	$1,995	$5
	$1,995	$5	$—	$—	$1,995	$5

Available for Sale:
U.S. government agencies	$14,472	$15	$7,893	$108	$22,365	$123
Municipal securities	4,306	49	8,409	101	12,715	150
Mortgage-backed securities	38,563	217	46,204	836	84,767	1,053
	$57,341	$281	$62,506	$1,045	$119,847	$1,326

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held to Maturity:
U.S. government agencies	$20,098	$890	$—	$—	$20,098	$890
	$20,098	$890	$—	$—	$20,098	$890
Available for Sale:
U.S. government agencies	$21,899	$1,078	$—	$—	$21,899	$1,078
Municipal securities	18,653	1,201	2,409	274	21,062	1,475
Mortgage-backed securities	73,836	2,655	9,926	935	83,762	3,590
Mutual funds	568	8	—	—	568	8
	$114,956	$4,942	$12,335	$1,209	$127,291	$6,151

Information pertaining to the number of securities with unrealized losses is detailed in the table below. Management of the Company believes all unrealized losses as of December 31, 2014 and 2013 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	December 31, 2014
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	11	3	14
Municipal securities	9	19	28
Mortgage-backed securities	26	27	53
	46	49	95

	December 31, 2013
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	17	—	17
Municipal securities	43	5	48
Mortgage-backed securities	40	8	48
Mutual funds	1	—	1
	101	13	114

The Company received proceeds from sales of securities available for sale and corresponding gross realized gains and losses as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Gross proceeds	$19,170	$36,404	$147,826
Gross realized gains	680	522	3,321
Gross realized losses	—	164	27

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had securities pledged against deposits of approximately $10.7 million and $6.8 million at December 31, 2014 and 2013, respectively.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2014, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$26,233	$26,214
After 5 years through 10 years	20,543	20,472
Over 10 years	20,337	20,455
	67,113	67,141
Mortgage-backed securities	153,128	152,718
Total	$220,241	$219,859

	Held to Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)

After 5 years through 10 years	$2,909	$2,913
Over 10 years	26,376	27,977
Total	$29,285	$30,890

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS RECEIVABLE

Loans receivable balances are summarized as follows:

	December 31,
	2014	2013
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$227,209	$225,520
Commercial real estate	179,435	155,633
Home equity loans and lines of credit	56,561	56,836
Residential construction	7,823	8,952
Other construction and land	50,298	64,927
Total real estate loans	521,326	511,868

Commercial and industrial	19,135	8,285
Consumer	3,200	3,654
Total commercial and consumer	22,335	11,939

Loans receivable, gross	543,661	523,807

Less: Net deferred loan fees	(1,695)	(1,933)
Unamortized discount	(1,487)	—

Loans receivable, net	$540,479	$521,874

The Bank had $117.9 million and $107.1 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2014 and 2013, respectively. The Bank also had $92.8 million and $97.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2014 and 2013, respectively.

During January 2014, the Bank purchased the remaining participation balance of certain commercial real estate loans from the Federal Deposit Insurance Corporation (“FDIC”). The Bank had previously purchased a 50% participation in the loans from an institution that was subsequently taken into receivership by the FDIC. At the date of purchase, the outstanding loan balance purchased was $9.3 million and the loans were purchased at a total discount of $2.6 million. The loans were not deemed to be impaired at the time of purchase. Subsequent to the transaction, $2.8 million of the participation balance purchased was repaid, resulting in the Bank recognizing approximately $0.6 million of the initial discount, in addition to recognizing $0.3 million of previously collected but deferred interest. In addition, the Bank restructured a $1.8 million loan in the second quarter of 2014 and recognized $0.2 million of the discount in interest income.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity related to the discount on purchased loans:

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Discount on purchased loans, beginning of period	$—	$—	$—
Additional discount for new purchases	2,607	—	—
Accretion	(365)		—
Interest income recognized for repayments and restructurings	(755)	—	—
Discount on purchased loans, end of period	$1,487	$—	$—

The aggregate amount of extensions of credit to executive officers and directors made in the ordinary course of business as of and for the years ended December 31 is detailed in the table below:

	December 31,
	2014	2013
Beginning of year	$9,827	$10,565
New loans	1,695	1,122
Repayments	(2,215)	(1,860)
End of year	$9,307	$9,827

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the activity in the allowance for loan losses:

	Year Ended December 31, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251
Provision	(201)	408	310	9	(232)	(58)	(203)	33
Charge-offs	702	2,415	598	—	566	133	140	4,554
Recoveries	193	364	41	—	218	163	363	1,342
Ending balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072

	Year Ended December 31, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,620	$2,973	$2,002	$429	$4,059	$379	$412	$14,874
Provision	(77)	3,471	316	154	430	(57)	121	4,358
Charge-offs	1,283	2,209	760	193	1,512	17	675	6,649
Recoveries	433	125	22	111	539	31	407	1,668
Ending balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251

	Year Ended December 31, 2012
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,571	$4,338	$1,562	$397	$5,456	$300	$86	$16,710
Provision	2,081	236	1,950	372	2,112	250	877	7,878
Charge-offs	2,511	1,850	1,617	391	4,151	295	821	11,636
Recoveries	479	249	107	51	642	124	270	1,922
Ending balance	$4,620	$2,973	$2,002	$429	$4,059	$379	$412	$14,874

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	December 31, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$719	$235	$14	$—	$705	$3	$—	$1,676
Collectively evaluated for impairment	2,264	2,482	1,319	510	2,231	305	285	9,396
	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072

Loans Receivable
Individually evaluated for impairment	$9,912	$17,828	$1,686	$—	$3,911	$328	$—	$33,665
Collectively evaluated for impairment	217,297	161,607	54,875	7,823	46,387	18,807	3,200	509,996
	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

	December 31, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$1,152	$2,329	$168	$—	$318	$101	$—	$4,068
Collectively evaluated for impairment	2,541	2,031	1,412	501	3,198	235	265	10,183
	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251

Loans Receivable
Individually evaluated for impairment	$9,865	$20,943	$1,612	$—	$7,119	$531	$—	$40,070
Collectively evaluated for impairment	215,655	134,690	55,224	8,952	57,808	7,754	3,654	483,737
	$225,520	$155,633	$56,836	$8,952	$64,927	$8,285	$3,654	$523,807

Portfolio Quality Indicators

The Company’s portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. The Company’s internal credit risk grading system is based on experiences with similarly graded loans, industry best practices, and regulatory guidance. Credit risk grades are refreshed each quarter, at which time management analyzes the resulting information, as well as other external statistics and factors, to track loan performance.

The Company’s internally assigned grades pursuant to the Board-approved lending policy are as follows:

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

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the recorded investment in gross loans by loan grade:

December 31, 2014

Loan Grade	One-to Four-Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$68	$—	$—	$—	$2,511	$20	$2,599
2	—	—	—	—	—	100	—	100
3	63,065	14,356	5,978	690	5,154	483	454	90,180
4	58,948	37,349	10,424	2,327	9,027	2,917	419	121,411
5	44,445	90,397	10,486	3,048	21,024	6,399	179	175,978
6	5,714	21,232	882	574	2,451	429	1	31,283
7	7,400	14,139	1,568	—	5,404	555	—	29,066
	$179,572	$177,541	$29,338	$6,639	$43,060	$13,394	$1,073	$450,617

Ungraded Loan Exposure:

Performing	$46,247	$1,736	$26,864	$1,119	$7,073	$5,741	$2,125	$90,905
Nonperforming	1,390	158	359	65	165	—	2	2,139
Subtotal	$47,637	$1,894	$27,223	$1,184	$7,238	$5,741	$2,127	$93,044

Total	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013
Loan Grade	One-to Four-Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$—	$—	$—	$—	$176	$—	$176
2	—	—	—	—	—	100	—	100
3	73,574	11,960	6,720	607	6,241	598	477	100,177
4	64,548	28,164	12,250	2,670	14,489	1,000	231	123,352
5	41,272	72,975	11,625	1,555	25,926	4,232	855	158,440
6	10,362	18,167	1,578	1,723	4,331	1,495	14	37,670
7	10,503	24,346	1,953	—	9,626	590	1	47,019
	$200,259	$155,612	$34,126	$6,555	$60,613	$8,191	$1,578	$466,934

Ungraded Loan Exposure:

Performing	$25,261	$21	$22,710	$2,397	$4,314	$94	$2,076	$56,873
Nonperforming	—	—	—	—	—	—	—	—
Subtotal	$25,261	$21	$22,710	$2,397	$4,314	$94	$2,076	$56,873

Total	$225,520	$155,633	$56,836	$8,952	$64,927	$8,285	$3,654	$523,807

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$6,298	$448	$2,669	$9,415	$217,794	$227,209
Commercial real estate	2,136	909	1,006	4,051	175,384	179,435
Home equity and lines of credit	557	528	759	1,844	54,717	56,561
Residential construction	—	—	65	65	7,758	7,823
Other construction and land	1,530	964	473	2,967	47,331	50,298
Commercial	—	22	—	22	19,113	19,135
Consumer	247	4	1	252	2,948	3,200
Total	$10,768	$2,875	$4,973	$18,616	$525,045	$543,661

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$5,539	$669	$2,587	$8,795	$216,725	$225,520
Commercial real estate	4,746	53	722	5,521	150,112	155,633
Home equity and lines of credit	313	29	350	692	56,144	56,836
Residential construction	120	—	—	120	8,832	8,952
Other construction and land	499	185	970	1,654	63,273	64,927
Commercial	—	35	—	35	8,250	8,285
Consumer	18	9	—	27	3,627	3,654
Total	$11,235	$980	$4,629	$16,844	$506,963	$523,807

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans:

	December 31, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$5,943	$6,096	$—	$4,158	$4,539	$—
Commercial real estate	14,231	16,515	—	8,567	9,518	—
Home equity and lines of credit	1,537	1,912	—	1,102	1,262	—
Residential construction	—	—	—	—	—	—
Other construction and land	1,901	2,579	—	5,455	6,464	—
Commercial	—	—	—	—	—	—
	$23,612	$27,102	$—	$19,282	$21,783	$—

Loans with a valuation allowance
One-to four-family residential	$3,969	$4,028	$719	$5,707	$5,707	$1,152
Commercial real estate	3,597	3,745	235	12,376	12,376	2,329
Home equity and lines of credit	149	149	14	510	510	168
Residential construction	—	—	—	—	—	—
Other construction and land	2,010	2,010	705	1,664	1,664	318
Commercial	328	328	3	531	531	101
	$10,053	$10,260	$1,676	$20,788	$20,788	$4,068

Total
One-to four-family residential	$9,912	$10,124	$719	$9,865	$10,246	$1,152
Commercial real estate	17,828	20,260	235	20,943	21,894	2,329
Home equity and lines of credit	1,686	2,061	14	1,612	1,772	168
Residential construction	—	—	—	—	—	—
Other construction and land	3,911	4,589	705	7,119	8,128	318
Commercial	328	328	3	531	531	101
	$33,665	$37,362	$1,676	$40,070	$42,571	$4,068

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	For the Year Ended December 31,
	2014		2013		2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$6,079	$242	$4,586	$160	$1,856	$69
Commercial real estate	14,255	664	9,610	527	6,653	318
Home equity and lines of credit	1,728	53	1,255	46	1,267	46
Residential construction	—	—	—	—	740	25
Other construction and land	2,332	70	6,490	528	7,607	110
Commercial	—	—	—	—	—	—
	$24,394	$1,029	$21,941	$1,261	$18,123	$568

Loans with a valuation allowance
One-to four-family residential	$4,048	$137	$5,664	$221	$7,516	$276
Commercial real estate	3,715	152	3,660	161	9,552	796
Home equity and lines of credit	149	6	511	19	248	12
Residential construction	—	—	—	—	—	—
Other construction and land	2,042	81	937	40	2,550	111
Commercial	334	20	347	21	359	22
	$10,288	$396	$11,119	$462	$20,225	$1,217

Total
One-to four-family residential	$10,127	$379	$10,250	$381	$9,372	$345
Commercial real estate	17,970	816	13,270	688	16,205	1,114
Home equity and lines of credit	1,877	59	1,766	65	1,515	58
Residential construction	—	—	—	—	740	25
Other construction and land	4,374	151	7,427	568	10,157	221
Commercial	334	20	347	21	359	22
	$34,682	$1,425	$33,060	$1,723	$38,348	$1,785

Nonperforming Loans

The following table summarizes the balances of nonperforming loans. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	December 31,
	2014	2013
	(Dollars in thousands)

One-to four-family residential	$5,661	$2,794
Commercial real estate	7,011	10,212
Home equity loans and lines of credit	1,347	350
Residential construction	65	—
Other construction and land	2,679	2,068
Commercial	15	190
Consumer	2	13
Non-performing loans	$16,780	$15,627

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	December 31, 2014
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,760	$715	$6,475
Commercial real estate	10,710	3,797	14,507
Home equity and lines of credit	443	—	443
Residential construction	—	—	—
Other construction and land	1,519	672	2,191
Commercial	328	16	344

	$18,760	$5,200	$23,960

	December 31, 2013
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,786	$643	$6,429
Commercial real estate	10,690	694	11,384
Home equity and lines of credit	510	—	510
Residential construction	—	—	—
Other construction and land	5,688	638	6,326
Commercial	341	—	341

	$23,015	$1,975	$24,990

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the tables below:

	For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to-four family residential	3	$487	$404
Commercial real estate	1	280	280
Home equity loans and lines of credit	1	50	40
Other construction and land	1	151	151
	6	$968	$875

Extended payment terms:
Other construction and land	2	$720	596
Commercial real estate	7	6,770	5,332
Commercial	1	18	12
	10	$7,508	$5,940

	For the Year Ended December 31, 2013
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to four-family residential	3	$486	$397
Commercial real estate	2	1,802	1,609
Home equity loans and lines of credit	2	263	144
	7	$2,551	$2,150

Extended payment terms:
One-to four-family residential	1	$199	$157
Commercial real estate	1	478	215
Commercial	—	—	—
	2	$677	$372

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes TDRs that defaulted during the years ended December 31, 2014 and 2013 and which were modified as TDRs within the previous 12 months.

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate:
One-to-four family residential	1	$135	—	$—
Home equity and lines of credit	1	50	—	—
Other construction and land	—	—	1	364
	2	$185	1	$364

Extended payment terms:
Commercial real estate	1	$215	—	$—

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. CONCENTRATIONS OF CREDIT RISK

A substantial portion of the Company’s loan portfolio is represented by loans in western North Carolina, northern Georgia, and upstate South Carolina. The capacity and willingness of the Company’s debtors to honor their contractual obligations is dependent upon general economic conditions and the health of the real estate market within its general lending area. The majority of the Company’s loans, commitments, and lines of credit have been granted to customers in its primary market area and substantially all of these instruments are collateralized by real estate or other assets.

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit which was $17.5 million at December 31, 2014 and $10.4 million at December 31, 2013.

The Company’s loans were concentrated in the following categories:

	December 31,
	2014	2013
One-to four-family residential	41.8%	43.0%
Commercial real estate	33.0	29.7
Home equity and lines of credit	10.4	10.9
Residential construction	1.4	1.7
Other construction and land	9.3	12.4
Commercial	3.5	1.6
Consumer	0.6	0.7
Total loans	100.0%	100.0%

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FIXED ASSETS

Fixed assets are summarized as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Land and improvements	$7,035	$7,032
Buildings	13,079	12,756
Furniture, fixtures, and equipment	7,643	7,571
Construction in process	63	102
Total fixed assets	27,820	27,461
Less accumulated depreciation	(14,816)	(14,455)
Fixed assets, net	$13,004	$13,006

Depreciation and leasehold amortization expense was $0.9 million, $0.8 million, and $0.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The Bank has entered into operating leases in connection with its retail branch operations. These leases expire at various dates through April, 2017. Total rental expense was approximately $0.1 million for the each of the years ended December 31, 2014, 2013 and 2012.

Following is a schedule of approximate annual future minimum lease payments under operating leases that have initial or remaining lease terms in excess of one year:

2015	$128
2016	58
2017	16

Total minimum lease commitments	$202

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. REAL ESTATE OWNED

The following tables summarizes real estate owned and changes in the valuation allowance for real estate owned as of and for the periods indicated:

	As of December 31,
(Dollars in thousands)	2014	2013

Real estate owned, gross	$6,185	$16,066
Less: Valuation allowance	1,760	5,560

Real estate owned, net	$4,425	$10,506

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Valuation allowance, beginning	$5,560	$3,635	$4,523
Provision charged to expense	2,349	4,093	2,089
Reduction due to disposal	(6,149)	(2,168)	(2,977)

Valuation allowance, ending	$1,760	$5,560	$3,635

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INTEREST RECEIVABLE

Interest receivable consists of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Loans receivable	$1,825	$1,876
Investments	1,100	797
Total interest receivable	$2,925	$2,673

NOTE 11. BANK OWNED LIFE INSURANCE (BOLI)

The following table summarizes the composition of our BOLI:

	December 31,
	2014	2013
	(Dollars in thousands)
Separate account	$12,194	$11,983
General account	7,410	7,188
Hybrid	813	790
Total	$20,417	$19,961

The assets of the separate account BOLI are invested in the PIMCO Mortgage-backed Securities Account which is composed primarily of Treasury and Agency mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1.

NOTE 12. REAL ESTATE HELD FOR INVESTMENT

The Company had $2.5 million in real estate held for investment at December 31, 2014 and 2013. The real estate is comprised primarily of an investment in the land and buildings of a commercial real estate property which was acquired through foreclosure, and is being leased over a term of 51 months to an investor. The property, which is being depreciated, produced net losses of $56 thousand and $17 thousand for the years ended December 31, 2014 and 2013, respectively.

NOTE 13. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others is detailed below.

December 31,
2014	2013	2012
(Dollars in thousands)
$246,348	$255,475	$255,462

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the activity in the balance of loan servicing rights:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Loan servicing rights, beginning of period	$1,883	$1,908	$2,319
Capitalization from loans sold	385	736	461
Fair value adjustment	(81)	(761)	(872)
Loan servicing rights, end of period	$2,187	$1,883	$1,908

The Company held custodial escrow deposits of $0.6 million for loan servicing accounts at December 31, 2014 and 2013.

NOTE 14. DEPOSITS

The following table summarizes deposit balances and the related interest expense by type of deposit:

	As of and for the Year Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$86,110	$—	$70,127	$—	$59,578	$—
Interest-bearing demand	92,877	149	81,645	134	76,134	127
Money market	178,320	983	183,504	1,122	184,224	1,393
Savings	27,591	36	25,593	36	25,183	49
Time deposits	318,219	4,193	323,357	4,534	329,979	6,314
	$703,117	$5,361	$684,226	$5,826	$675,098	$7,883

Contractual maturities of time deposit accounts are summarized as follows:

December 31, 2014
(Dollars in thousands)
2015	$166,728
2016	61,357
2017	44,972
2018	29,991
2019	9,120
Thereafter	6,051
$318,219

The Company had time deposit accounts in amounts of $250 thousand or more of $39.5 million and $34.7 million at December 31, 2014 and 2013, respectively.

The Company held approximately $9.2 million and $11.5 million at December 31, 2014 and 2013, respectively, in brokered deposits with maturities ranging through June 2015.

The Company had deposits from related parties of $1.8 million and $3.6 million at December 31, 2014 and 2013, respectively.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. BORROWINGS

The Company has total credit availability with the FHLB of up to 30% of assets, subject to the availability of qualified collateral. The Company pledges as collateral for these borrowings certain investment securities, its FHLB stock, and its entire loan portfolio of qualifying mortgages (as defined) under a blanket collateral agreement with the FHLB. At December 31, 2014, the Company had unused borrowing capacity with the FHLB of $42.2 million.

The following tables summarize the outstanding FHLB advances as of the dates indicated:

December 31, 2014
Balance	Type	Rate	Maturity
(Dollars in thousands)
$10,000	Fixed	0.23%	3	/30/2015
5,000	Fixed	0.37%	6	/30/2015
5,000	Fixed	0.50%	12	/30/2015
5,000	Fixed	0.69%	6	/30/2016
5,000	Fixed	0.98%	12	/30/2016
5,000	Fixed	1.38%	12	/29/2017
10,000	Fixed	1.83%	4	/10/2019
15,000	Variable	2.79%	4	/10/2020
$60,000		1.37%

December 31, 2013
Balance	Type	Rate	Maturity
(Dollars in thousands)
$5,000	Fixed	0.37%	6	/30/2015
5,000	Fixed	0.50%	12	/30/2015
5,000	Fixed	0.98%	12	/30/2016
10,000	Fixed	1.83%	4	/10/2019
15,000	Variable	2.80%	4	/10/2020
$40,000		1.74%

The scheduled maturities of FHLB advances and respective weighted average rates, are as follows:

December 31, 2014
Year	Balance	Weighted Average Rate
(Dollars in thousands)
2015	$20,000	0.33%
2016	10,000	0.84%
2017	5,000	1.38%
2019	10,000	1.83%
2020	15,000	2.79%
	$60,000	1.37%

The Company also maintained approximately $51.2 million in borrowing capacity with the Federal Reserve discount window as of December 31, 2014. The Company had no Federal Reserve discount window borrowings outstanding at December 31, 2014 or 2013. The rate charged on discount window borrowings is currently the Fed Funds target rate plus 0.50% (0.75% as of December 31, 2014).

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. JUNIOR SUBORDINATED DEBT

The Company issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for the Company. The notes accrue and pay interest quarterly at a rate per annum, reset quarterly, equal to 90-day LIBOR plus 2.80% (3.05% at December 31, 2014). The notes mature on March 30, 2034.

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

The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. The Company had previously deferred interest on the notes since December 31, 2010. As of December 31, 2014, the Company had paid all previously deferred interest and the interest payment due on December 30, 2014.

NOTE 17. EMPLOYEE BENEFIT PLANS

The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company matches employee contributions based on the plan guidelines. The Company contribution totaled $0.2 million for the each of the years ended December 31, 2014, 2013, and 2012.

The Company has a compensated expense policy that allows employees to accrue paid time off for vacation, sick or other unexcused absences up to a specified number of days each year. Employees may sell back a limited amount of unused time at the end of each year or convert the time to an accrued sick time account which is forfeited if unused at termination, but no carry-over or payout of unused time is permitted.

NOTE 18. POST-EMPLOYMENT BENEFITS

The Company has established several nonqualified deferred compensation and post-employment programs providing benefits to certain directors and key management employees. No new participants have been admitted to any of the plans since 2009 and existing benefit levels have been frozen.

A summary of the key terms and accounting for each plan are as follows:

•	Supplemental Executive Retirement Plan (SERP) – provides a post-retirement income stream to several current and former executives. The estimated present value of the future benefits to be paid during a post-retirement period of 216 months is accrued over the period from the effective date of the agreement to the expected date of retirement using a discount rate of 7%.

•	CAP Equity Plan – provides a post-retirement benefit payable in cash. Interest of 8% is accrued on a participant’s unpaid balances after termination from the Company, subject to the terms of the Plan.

•	Director Consultation Plan – provides a post-retirement monthly benefit for continuing to provide consulting services as needed. The gross amounts of the future payments are accrued.

•	Deferred Compensation Plan – allowed certain officers and directors to defer compensation and fees into a Rabbi Trust. The plan was frozen in 2009, and no longer accrues interest.

•	Life Insurance Plan – provides an endorsement split dollar benefit to several current and former executives, under which the Company has agreed to maintain an insurance policy during the executive’s retirement and to provide the executive with a death benefit. The estimated cost of insurance for the portion of the policy expected to be paid as a split dollar death benefit in each post-retirement year is measured for the period between expected retirement age and the earlier of (a) expected mortality and (b) age 95. The resulting amount is then allocated on a present value basis to the period ending on the participant’s full eligibility date. A discount rate of 6% and life expectancy based on the 2001 Valuation Basic Table has been assumed.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the liabilities for each plan as of the dates indicated:

	December 31,
	2014	2013
	(Dollars in thousands)
SERP	$3,653	$3,673
Cap Equity	4,919	5,357
Director Consultation	225	228
Deferred Compensation	389	389
Life Insurance	573	552
	$9,759	$10,199

 The expense related to the plans noted above totaled $0.6 million for each of the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 19. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current
Federal	$112	$46	$(571)
State	(25)	—	—
Deferred	2,852	782	(404)
Change in valuation allowance	(731)	(353)	(36)
Total income tax expense (benefit)	$2,208	$475	$(1,011)

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes for the periods indicated is reconciled as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Computed income tax expense (benefit)	$2,853	$21	$(27)
Deferred tax valuation allowance	(731)	(353)	(36)
State income tax, net of federal benefit	271	76	—
Nontaxable municipal security income	(115)	(123)	(232)
Nontaxable BOLI income	(182)	(190)	(188)
Other	(112)	1,044	(528)
Actual income tax expense (benefit)	$2,208	$475	$(1,011)

Effective tax rate	27.1%	791.7%	1,296.5%

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred taxes as of the periods indicated are summarized as follows:

	As of December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$4,235	$5,451
Deferred compensation and post employment benefits	3,514	3,752
Non-accrual interest	202	356
Valuation reserve for other real estate	673	2,127
North Carolina NOL carryover	1,404	1,381
Federal NOL carryover	12,392	11,947
Unrealized losses on securities	867	2,860
Other	393	389
Gross deferred tax assets	23,680	28,263
Less: valuation allowance	(19,810)	(22,556)
Total deferred tax assets	3,870	5,707

Deferred tax liabilities:
Fixed assets	461	448
Loan servicing rights	813	720
Deferred loan costs	413	205
Prepaid expenses	94	124
Total deferred tax liabilities	1,781	1,497

Net deferred tax asset	$2,089	$4,210

As of December 31, 2014 and 2013, the Company has determined that a valuation allowance is necessary for a portion of its net deferred tax assets. As of each of these dates, the Company has determined that it is not able to reasonably predict future taxable income and has exhausted its taxable income in prior carryback years. As a result, the Company has limited the recognition of its net deferred tax asset to the amount of tax planning strategies that would, if necessary, be implemented.

The following table summarizes the activity in the valuation allowance for deferred tax assets, as well as the corresponding accounting:

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		For the Year Ended December 31,
	Accounting	2014	2013	2012
		(Dollars in thousands)
Beginning of year		$22,556	$19,430	$18,650

Change in unrealized losses (gains) on securities	Other Comprehensive Income	(1,992)	3,479	816
Change in unrealized losses (gains) on securities	Income tax expense (benefit)	—	429	—
Change in tax planning strategies	Income tax expense (benefit)	2,121	—	—
Change in deferred taxes	Income tax expense (benefit)	(2,852)	(782)	(36)
Other	Income tax expense (benefit)	(23)	—	—

End of year		$19,810	$22,556	$19,430

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses:

	As of December 31, 2014
(Dollars in thousands)	Amount	Expiration Dates
Federal	$35,406	2032 - 2033
North Carolina	$43,203	2025 - 2028

During the year ended December 31, 2013, the Company recognized a reduction in its net deferred tax assets of approximately $0.9 million as a result of a reduction in the expected North Carolina income tax rate from 6.9% to 5%. This reduction was offset by a corresponding decrease in the valuation allowance.

The Company is subject to examination for federal and state purposes for the tax years 2011 through 2014. As of December 31, 2014 and 2013, the Company does not have any material Unrecognized Tax Positions.

NOTE 20. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

(Dollars in thousands, except per share amounts)	For the Year Ended December 31, 2014
Numerator:
Net income	$5,943
Denominator:
Weighted-average common shares outstanding - basic	6,546,375
Effect of dilutive shares	—
Weighted-average common shares outstanding - diluted	6,546,375

Earnings per share - basic	$0.91
Earnings per share - diluted	$0.91

Average shares outstanding for the year ended December 31, 2014 is calculated as if the 6,546,375 shares raised in the initial public offering were issued as of the beginning of the year.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the years ended December 31:

		Held to Maturity	Deferred Tax
	Available	Securities	Valuation
	for Sale	Transferred	Allowance
(Dollars in thousands)	Securities	from AFS	on AFS	Total
Balance, December 31, 2011	$2,573	$—	$1,435	$4,008

Change in deferred tax valuation allowance attributable to unrealized gains (losses) on investment securities available for sale	—	—	(816)	(816)
Change in unrealized holding gains (losses) on securities available for sale	1,134	—	—	1,134
Reclassification adjustment for net securities gains included in net income	(3,294)	—	—	(3,294)
Income tax expense (benefit)	853	—	—	853
Balance, December 31, 2012	$1,266	$—	$619	$1,885

Change in deferred tax valuation allowance attributable to unrealized gains (losses) on investment securities available for sale	—	—	(3,479)	(3,479)
Change in unrealized holding gains (losses) on securities available for sale, net of income taxes	(9,431)	—	—	(9,431)
Reclassification adjustment for net securities gains included in net income	(358)	—	—	(358)
Transfer of net unrealized loss from available for sale to held to maturity	1,263	(1,263)	—	—
Amortization of unrealized losses on securities transferred to held to maturity	—	34	—	34
Income tax expense (benefit)	3,886	(13)	—	3,873
Balance, December 31, 2013	$(3,374)	$(1,242)	$(2,860)	$(7,476)

Change in deferred tax valuation allowance attributable to unrealized gains (losses) on investment securities available for sale	—	—	1,992	1,992
Change in unrealized holding gains (losses) on securities available for sale, net of income taxes	5,665	—	—	5,665
Reclassification adjustment for net securities gains included in net income	(657)	—	—	(657)
Transfer of net unrealized loss from available for sale to held to maturity	74	(74)	—	—
Amortization of unrealized losses on securities transferred to held to maturity	—	199	—	199
Income tax expense (benefit)	(1,944)	(48)	—	(1,992)
Balance, December 31, 2014	$(236)	$(1,165)	$(868)	$(2,269)

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the line items in the consolidated Statements of Operations affected by amounts reclassified from accumulated other comprehensive income (loss):

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Gain on sale of investments, net	$657	$358	$3,294
Tax effect	—	—	—
Impact, net of tax	657	358	3,294

Interest income on taxable securities	199	34	—
Tax effect	—	—	—
Impact, net of tax	199	34	—

Total reclassifications, net of tax	$856	$392	$3,294

NOTE 22. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by their respective federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

On April 21, 2014, the Bank entered into a memorandum of understanding (the “Bank MOU”) with the FDIC and the North Carolina Commissioner of Banks (the “Commissioner,” and together with the FDIC, the “Bank Supervisory Authorities”), which replaced the consent order entered into in 2012. The Bank MOU seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, interest rate risk management, capital levels, and Board oversight. With respect to capital, the Memorandum of Understanding requires the Bank to maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 11%.

The Company entered into a memorandum of understanding (the “Company MOU”) with the Federal Reserve Bank of Richmond in December 2014 which replaced the written agreement entered into in 2012. The Company MOU requires, among other things, obtaining written approval from the Reserve Bank prior to the payment of dividends by the Company or interest on the Company’s trust preferred securities. In addition, the Company must obtain approval from the Reserve Bank prior to purchasing or redeeming shares of its common stock or incurring any additional indebtedness.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the required and actual capital amounts and ratios for the Bank:

					To meet the
			For Capital		Requirements of the
	Actual		Adequacy Purposes		Memorandum of Understanding
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	>4%	$70,880	>8%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	>4%	N/A	N/A
Total Risk-based Capital	$112,246	21.15%	$42,462	>8%	$58,386	>11%

As of December 31, 2013:
Tier 1 Leverage Capital	$54,775	7.02%	$31,190	>4%	$62,380	>8%
Tier 1 Risk-based Capital	$54,775	10.70%	$20,484	>4%	N/A	N/A
Total Risk-based Capital	$61,274	11.97%	$40,968	>8%	$56,331	>11%

Following are the required and actual capital amounts and ratios for the Company:

			For Capital
	Actual		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	>4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	>4%
Total Risk Based Capital	$130,067	24.50%	$42,472	>8%

As of December 31, 2013:
Tier I Leverage Capital	$53,806	6.90%	$31,190	>4%
Tier I Risk-based Capital	$53,806	10.52%	$20,459	>4%
Total Risk Based Capital	$60,297	11.79%	$40,917	>8%

NOTE 23. COMMITMENTS AND CONTINGENCIES

To accommodate the financial needs of its customers, the Company makes commitments under various terms to lend funds. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held includes first and second mortgages on one-to-four family dwellings, accounts receivable, inventory, and commercial real estate. Certain lines of credit are unsecured.

The following summarizes the Company’s approximate commitments to fund lines of credit:

September 30, 2014
(Dollars in thousands)
Home equity lines	$62,992
Consumer and other lines	2,507

$65,499

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had outstanding commitments to originate mortgage loans as follows:

	December 31, 2014
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$1,947	3.500% to 4.500%
Variable	333	3.125% to 5.875%

	$2,280

The allowance for unfunded commitments was $0.1 million at December 31, 2014 and 2013.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of December 31, 2014 and 2013.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 24. FAIR VALUE DISCLOSURES

We use fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale, loan servicing rights and mortgage derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans and real estate owned.

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

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan Servicing Rights

Loan servicing rights are carried at fair value as determined by a third party valuation firm. The valuation model utilizes a discounted cash flow analysis using discount rates and prepayment speed assumptions used by market participants. The Company classifies loan servicing rights fair value measurements as Level 3.

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

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of collateral dependent impaired loans is estimated using the value of the collateral less selling costs if repayment is expected from liquidation of the collateral. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3. Impaired loans measured using the present value of expected future cash flows are not deemed to be measured at fair value.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Investments, at cost

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

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Commitments

Estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$39,482	$—	$39,482
Municipal securities	—	25,558	—	25,558
Mortgage-backed securities	—	152,718	—	152,718
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	591	—	—	591
	2,101	217,758	—	219,859

Loan servicing rights	—	—	2,187	2,187
Forward sales commitments	—	—	9	9
Interest rate lock commitments	—	—	52	52

Total assets	$2,101	$217,758	$2,248	$222,107

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$21,899	$—	$21,899
Municipal securities	—	25,602	—	25,602
Mortgage-backed securities	—	107,415	—	107,415
Mutual fund	568	—	—	568
	568	154,916	—	155,484

Loan servicing rights	—	—	1,883	1,883
Forward sales commitments	—	—	12	12

Total assets	$568	$154,916	$1,895	$157,379

Interest rate lock commitments	$—	$—	$7	$7

Total liabilities	$—	$—	$7	$7

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no liabilities measured at fair value on a recurring basis as of December 31, 2014.

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$1,888	$1,908	$2,319

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	385	736	461
Fair value adjustment	(81)	(761)	(872)

Mortgage derivative gains included in Other income	56	5	—

Balance at end of year	$2,248	$1,888	$1,908

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either December 31, 2014 or 2013.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$6,407	$6,407
Commercial real estate	—	—	14,551	14,551
Home equity loans and lines of credit	—	—	1,456	1,456
Other construction and land	—	—	2,227	2,227

Real estate owned:
One-to four family residential	—	—	220	220
Commercial real estate	—	—	774	774
Residential contruction	—	—	—	—
Other construction and land	—	—	3,431	3,431

Total assets	$—	$—	$29,066	$29,066

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$4,663	$4,663
Commercial real estate	—	—	15,939	15,939
Home equity loans and lines of credit	—	—	1,444	1,444
Other construction and land	—	—	5,116	5,116

Real estate owned:
One-to four family residential	—	—	1,076	1,076
Commercial real estate	—	—	2,988	2,988
Residential contruction	—	—	210	210
Other construction and land	—	—	6,232	6,232

Total assets	$—	$—	$37,668	$37,668

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 or 2013.

Impaired loans totaling $9.0 million at December 31, 2014 and $12.9 million at December 31, 2013, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2014.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	6 – 25%
		Discount rate	8 - 14%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	101 - 107%

The approximate carrying and estimated fair value of financial instruments are summarized below:

			Fair Value Measurements at December 31, 2014
		Carrying
		Amount	Total	Level 1	Level 2	Level 3
Assets:
	Cash and equivalents	$58,982	$58,982	$58,982	$—	$—
	Securities available for sale	219,859	219,859	2,101	217,758	—
	Securities held to maturity	29,285	30,890	—	30,890	—
	Loans held for sale	10,761	11,501	—	11,501	—
	Loans receivable, net	529,407	546,450	—	—	546,450
	Other investments, at cost	4,908	4,908	—	4,908	—
	Interest receivable	2,925	2,925	—	2,925
	Bank owned life insurance	20,417	20,417	—	20,417	—
	Loan servicing rights	2,187	2,187	—	—	2,187
	Forward sales commitments	9	9	—	—	9
	Interest rate lock commitments	52	52	—	—	52

Liabilities:
	Demand deposits	$384,898	$384,898	$—	$384,898	$—
	Time deposits	318,219	321,491	—	—	321,491
	Federal Home Loan Bank advances	60,000	62,108	—	62,108	—
	Junior subordinated debentures	14,433	14,433	—	14,433	—
	Accrued interest payable	323	323	—	323	—

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Fair Value Measurements at December 31, 2013
		Carrying
		Amount	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Assets:
	Cash and equivalents	$34,316	$34,316	$34,316	$—	$—
	Securities available for sale	155,484	155,484	568	154,916	—
	Securities held to maturity	20,988	20,098	—	20,098	—
	Loans held for sale	5,688	6,151	—	6,151	—
	Loans receivable, net	507,623	520,244	—	—	520,244
	Other investments, at cost	3,659	3,659	—	3,659	—
	Interest receivable	2,673	2,673	—	2,673	—
	Bank owned life insurance	19,961	19,961	—	19,961	—
	Loan servicing rights	1,883	1,883	—	—	1,883
	Forward sales commitments	12	12	—	—	12

Liabilities:
	Demand deposits	$360,869	$360,869	$—	$360,869	$—
	Time deposits	323,357	327,280	—	—	327,280
	Federal Home Loan Bank advances	40,000	41,845	—	41,845	—
	Junior subordinated debentures	14,433	14,433	—	14,433	—
	Accrued interest payable	2,023	2,023	—	2,023	—
	Interest rate lock commitments	7	7	—	—	7

NOTE 25. PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Entegra Financial Corp. (parent company only):

Condensed Balance Sheets

	December 31,
	2014	2013
Assets
Cash	$17,652	$475
Equity investment in subsidiary	103,498	47,487
Equity investment in trust	433	433
Other assets	169	123

Total assets	$121,752	$48,518

Liabilities and Shareholders’ Equity
Junior Subordinated Debentures	$14,433	$14,433
Accrued Interest Payable	—	1,567
Shareholders’ Equity	107,319	32,518

Total liabilities and shareholders’ equity	$121,752	$48,518

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Operations

	Year Ended December 31,
	2014	2013
Income
Interest income	$78	$—
Dividends from subsidiary	—	—
	78	—

Expenses
Interest	509	490
Other	29	38
	538	528

Loss before income taxes and equity in undistributed income of subsidiary	(460)	(528)
Income tax benefit allocated from consolidated income tax return	180	172
Loss before equity in undistributed income (loss) of subsidiary	(280)	(356)
Equity in undistributed income (loss) of subsidiary	6,223	(59)
Net income (loss)	$5,943	$(415)

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Operating activities:
Net income (loss)	$5,943	$(415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsdiary	(6,223)	59
Increase (decrease) in other assets	(46)	6
(Decrease) increase in other liabilities	(1,567)	484
Net cash provided (used in) by operating activities	$(1,893)	$134

Investing activities:
Investment in subsidiary	$(44,581)	$—
Net cash used in investing activities	$(44,581)	$—

Financing activities:
Proceeds from sale of common stock	$63,651	$—
Net cash provided by financing activities	$63,651	$—

Increase in cash and cash equivalents	17,177	134

Cash and cash equivalents, beginning of year	475	341
Cash and cash equivalents, end of year	$17,652	$475

NOTE 26. SUBSEQUENT EVENTS

On February 12, 2015, the Company received notice that the Federal Reserve Bank of Richmond had terminated a Written Agreement put in place on July 20, 2012. The termination of the Written Agreement was effective as of November 13, 2014. The Written Agreement was replaced with an informal supervisory agreement that requires, among other things, obtaining written approval from the FRB prior to the payment of dividends by the Company or interest on the Company’s trust preferred securities. In addition, the Company must obtain approval from the FRB prior to purchasing or redeeming shares of its common stock or incurring any additional indebtedness.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company maintained effective disclosure controls and procedures.

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Directors and Executive Officers – The information required by this Item regarding directors, nominees and executive officers of the Company is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors” and “Executive Officers of the Company,” which sections are incorporated herein by reference.

(b) Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c) Audit Committee – The information required by this Item regarding the Company’s audit committee, including the audit committee financial expert, is set forth in the Company’s Proxy Statement under the sections captioned “Board Committees – Audit Committee” and “Board Committees – Audit Committee – Audit Committee Report,” which sections are incorporated herein by reference.

(d) Code of Ethics – The information required by this Item regarding the Company’s code of ethics is set forth in the Proxy Statement under the section captioned “Code of Business Conduct and Ethics,” which section is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Compensation Discussion,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Changes in Control/Related Entity Dispositions,” “Director Compensation,” and “Directors’ Fees and Practices,” which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Security Ownership of Certain Beneficial Owners” and “How Much Common Stock do our Directors and Executive Officers Own?” which sections and Item are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors,” “Certain Relationships and Related Transactions,” “Board Committees,” and “Related Party Matters,” which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in the Proxy Statement under the section captioned “Audit Fees Paid to Independent Auditor,” which section is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

21	Schedule of Subsidiaries.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEGRA FINANCIAL CORP.

Date: March 30, 2015	/s/ Roger D. Plemens
Roger D. Plemens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Plemens	President, Chief Executive Officer and Director	March 30, 2015
Roger D. Plemens	(Principal Executive Officer)

/s/ David A. Bright	Chief Financial Officer	March 30, 2015
David A. Bright	(Principal Financial and Accounting Officer)

/s/ Fred H. Jones	Chairman of the Board	March 30, 2015
Fred H. Jones

/s/ Stan M. Jeffress	Vice Chairman of the Board	March 30, 2015
Stan M. Jeffress

/s/ Ronald D. Beale	Director	March 30, 2015
Ronald D. Beale

/s/ Louis E. Buck, Jr.	Director	March 30, 2015
Louis E. Buck, Jr.

/s/ Adam W. Burrell	Director	March 30, 2015
Adam W. Burrell

/s/ Charles M. Edwards	Director	March 30, 2015
Charles M. Edwards

/s/ Jim M. Garner	Director	March 30, 2015
Jim M. Garner

/s/ Beverly W. Mason	Director	March 30, 2015
Beverly W. Mason

