Form 10-Q
period 2015-03-31
Entegra Financial Corp.
filed 2015-05-11
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 8, 2015, 6,546,375 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Cash and due from banks	$6,751	$7,860
Interest-earning deposits	40,878	51,122
Cash and cash equivalents	47,629	58,982

Investments - available for sale	223,741	219,859
Investments - held to maturity (fair value of $42,486 and $30,890 at March 31, 2015 and December 31, 2014, respectively)	40,723	29,285
Loans held for sale	7,232	10,761
Loans receivable	549,874	540,479
Allowance for loan losses	(9,611)	(11,072)
Other investments, at cost	5,498	4,908
Fixed assets, net	15,186	13,004
Real estate owned	4,917	4,425
Interest receivable	3,144	2,925
Bank owned life insurance	20,529	20,417
Net deferred tax asset	1,759	2,089
Real estate held for investment	2,420	2,489
Loan servicing rights	2,232	2,187
Other assets	3,777	2,910

Total assets	$919,050	$903,648

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$699,783	$703,117
Federal Home Loan Bank advances	75,000	60,000
Junior subordinated notes	14,433	14,433
Other borrowings	2,086	—
Post employment benefits	9,891	9,759
Accrued interest payable	330	323
Other liabilities	5,688	8,697
Total liabilities	807,211	796,329

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,546,375 shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid in capital	63,651	63,651
Retained earnings	48,552	45,937
Accumulated other comprehensive loss	(364)	(2,269)
Total shareholders’ equity	111,839	107,319

Total liabilities and shareholders’ equity	$919,050	$903,648

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$6,470	$7,608
Interest on tax exempt loans	26	17
Taxable securities	1,236	979
Tax-exempt securities	70	93
Interest-earning deposits	24	10
Other	58	21
Total interest and dividend income	7,884	8,728

Interest expense:
Deposits	1,209	1,341
Federal Home Loan Bank advances	205	174
Junior subordinated notes	112	123
Other borrowings	26	—
Total interest expense	1,552	1,638

Net interest income	6,332	7,090

Provision for loan losses	(1,500)	5
Net interest income after provision for loan losses	7,832	7,085

Noninterest income:
Servicing income, net	86	279
Mortgage banking	255	194
Gain on sale of SBA loans	211	74
Gain on sale of investments, net	164	62
Other than temporary impairment on cost method investment	—	(76)
Service charges on deposit accounts	298	298
Interchange fees	278	250
Bank owned life insurance	129	129
Other	118	164
Total noninterest income	1,539	1,374

Noninterest expenses:
Compensation and employee benefits	3,697	2,947
Net occupancy	702	640
Federal deposit insurance	284	438
Professional and advisory	250	198
Data processing	280	226
Net cost of operation of real estate owned	216	840
Other	1,147	824
Total noninterest expenses	6,576	6,113

Income before taxes	2,795	2,346

Income tax expense	180	255

Net income	$2,615	$2,091

Earnings per share - basic and diluted	$0.40	N/A
Average shares outstanding - basic and diluted	6,546,375	N/A

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$2,615	$2,091

Other comprehensive income:
Change in unrealized holding gains and losses on securities available for sale	2,020	2,131
Reclassification adjustment for securities gains realized in net income	(164)	(62)
Amortization of unrealized loss on securities transferred to held to maturity	49	50
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	729	811
Other comprehensive income, before tax	2,634	2,930
Income tax effect related to items of other comprehensive income	(729)	(811)
Other comprehensive income, after tax	1,905	2,119

Comprehensive income	$4,520	$4,210

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

	Common Stock
					Accumulated
					Other
			Additional	Retained	Comprehensive
	Shares	Amount	Paid in Capital	Earnings	Loss	Total
Balance, December 31, 2013	—	$—	$—	$39,994	$(7,476)	$32,518

Net income	—	—	—	2,091	—	2,091
Other comprehensive income, net of tax	—	—	—	—	2,119	2,119
Balance, March 31, 2014	—	$—	$—	$42,085	$(5,357)	$36,728

Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$107,319

Net income	—	—	—	2,615	—	2,615
Other comprehensive income, net of tax	—	—	—	—	1,905	1,905
Balance, March 31, 2015	6,546,375	$—	$63,651	$48,552	$(364)	$111,839

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,615	$2,091
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and leasehold amortization	251	219
Security amortization, net	400	246
Provision for loan losses	(1,500)	5
Provision for real estate owned	113	635
Deferred income tax expense	330	255
Net increase (decrease) in deferred loan fees	237	(152)
Gain on sales of securities available for sale	(164)	(62)
Other than temporary impairment on cost method investment	—	76
Income on bank owned life insurance, net	(112)	(113)
Mortgage banking income, net	(255)	(194)
Gain on sales of SBA loans	(211)	(74)
Net realized gain on sale of real estate owned	(24)	(12)
Loans originated for sale	(4,703)	(6,123)
Proceeds from sale of loans originated for sale	8,698	5,223
Net change in operating assets and liabilities:
Interest receivable	(219)	(163)
Loan servicing rights	(45)	(168)
Other assets	(862)	(673)
Postemployment benefits	132	(184)
Accrued interest payable	7	3
Other liabilities	742	290
Net cash provided by operating activities	$5,430	$1,125

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(37,550)	$(12,412)
Maturities/calls and principal repayments	12,132	3,515
Sales	13,197	6,941
Net increase in loans	(216)	(625)
Purchase of loans	(13,367)	—
Proceeds from sale of real estate owned	359	1,449
Purchase of fixed assets	(2,414)	(237)
Purchase of other investments, at cost	(740)	—
Redemptions of other investments, at cost	150	209
Net cash used in investing activities	$(28,449)	$(1,160)
Cash flows from financing activities:
Net increase (decrease) in deposits	$(3,674)	$453
Net increase in escrow deposits	340	240
Proceeds from FHLB advances	25,000	—
Repayment of FHLB advances	(10,000)	—
Net cash provided by financing activities	$11,666	$693

Increase (decrease) in cash and cash equivalents	(11,353)	658

Cash and cash equivalents, beginning of period	$58,982	$34,316

Cash and cash equivalents, end of period	$47,629	$34,974

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$1,545	$1,635

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$1,317	$614
Loans originated for disposition of real estate owned	422	300
Transfer of investment securities available for sale to held to maturity	—	4,399
Purchased loans and investments to be settled	3,434	—
Participation loans not qualified for sale accounting	2,086	—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the SEC on March 30, 2015. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Recent Accounting Standards Updates

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to real estate owned. In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to REO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying its interest in the real estate collateral to the creditor to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. As an emerging growth company, the amendments will be effective for the Company for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. For non-emerging growth companies, the amendments are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. Early implementation of the guidance is permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company has adopted the amendments as of March 31, 2015 and the related disclosures are included in Note 6. The amendments did not have a material effect on the Company’s financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. As an emerging growth company, the amendments will be effective for the Company for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2017. For non-emerging growth companies, the amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of the guidance is permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. As an emerging growth company, the guidance will be effective for the Company for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. For non-emerging growth companies, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of the guidance is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

In connection with the Conversion, the Company sold 6,546,375 shares of common stock at an offering price of $10.00 per share and received gross sales proceeds of $65.5 million. The Company recognized $1.8 million in reorganization and stock issuance costs as of September 30, 2014 which have been deducted from the gross sales proceeds. Of the $63.7 million in net sales proceeds, $44.6 million, or approximately 70%, was contributed to the capital of the Bank upon completion of the Conversion on September 30, 2014.

Common Stock Offering Summary
(Dollars in thousands)

Gross proceeds	$65,464
Issuance costs	(1,813)
Net proceeds	$63,651

Contributed to bank subsidiary	$44,581
Retained by the Company	19,070
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

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of March 31, 2015 and December 31, 2014 are summarized as follows:

		March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)

U.S. government agencies	$44,048	$459	$(21)	$44,486
Municipal securities	27,541	348	(55)	27,834
Mortgage-backed securities	148,584	1,163	(460)	149,287
U.S. Treasury securities	1,500	34	—	1,534
Mutual funds	593	7	—	600
	$222,266	$2,011	$(536)	$223,741

		December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)

U.S. government agencies	$39,540	$65	$(123)	$39,482
Municipal securities	25,483	225	(150)	25,558
Mortgage-backed securities	153,128	643	(1,053)	152,718
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	590	1	—	591
	$220,241	$944	$(1,326)	$219,859

The amortized cost and estimated fair values of securities held to maturity (“HTM”) as of March 31, 2015 and December 31, 2014 are summarized as follows:

		March 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)

U.S. government agencies	$27,990	$1,637	$(62)	$29,565
Municipal securities	8,358	197	(22)	8,533
Mortgage-backed securities	2,975	13	—	2,988
Corporate debt securities	1,400	—	—	1,400
	$40,723	$1,847	$(84)	$42,486

		December 31, 2014
		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value
		(Dollars in thousands)

U.S. government agencies	$23,193	$1,420		$(5)	$24,608
Municipal securities	4,392	190	—		4,582
Trust preferred securities	1,000	—	—		1,000
Corporate debt securities	700	—	—		700
	$29,285	$1,610		$(5)	$30,890

During the three months ended March 31, 2014, the Bank transferred the following investment securities from available for sale to held to maturity:

At Date of Transfer
During the Three Months Ended
March 31, 2014
(Dollars in thousands)

Book value	$4,473
Market value	4,399

Unrealized loss	$74

There were no transfers of investment securities from available for sale to held to maturity during the three months ended March 31, 2015.

Information pertaining to the activity for the three month periods ended March 31, 2015 and 2014 of unrealized losses related to HTM securities (before the impact of income taxes) previously recognized in accumulated other comprehensive income (“AOCI”) is summarized below:

	For the Three Months Ended
	March 31
(Dollars in thousands)	2015	2014
Beginning unrealized loss related to HTM securities previously recognized in AOCI	$1,887	$2,012
Additions for transfers to HTM	—	74
Amortization of unrealized losses on HTM securities previously recognized in AOCI	(49)	(50)
Ending unrealized loss in AOCI related to HTM securities previously recognized in AOCI	$1,838	$2,036

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

			March 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$3,684	$62	$—	$—	$3,684	$62
Municipal securities	2,478	22	—	—	2,478	22
	$6,162	$84	$—	$—	$6,162	$84

Available for Sale:
U.S. government agencies	$—	$—	$2,979	$21	$2,979	$21
Municipal securities	4,285	36	1,988	19	6,273	55
Mortgage-backed securities	26,091	149	23,064	311	49,155	460
	$30,376	$185	$28,031	$351	$58,407	$536

			December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$1,995	$5	$—	$—	$1,995	$5
	$1,995	$5	$—	$—	$1,995	$5

Available for Sale:
U.S. government agencies	$14,472	$15	$7,893	$108	$22,365	$123
Municipal securities	4,306	49	8,409	101	12,715	150
Mortgage-backed securities	38,563	217	46,204	836	84,767	1,053
	$57,341	$281	$62,506	$1,045	$119,847	$1,326

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of March 31, 2015 and December 31, 2014 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2015
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	2	1	3
Municipal securities	13	4	17
Mortgage-backed securities	17	13	30
	32	18	50

	December 31, 2014
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	11	3	14
Municipal securities	9	19	28
Mortgage-backed securities	26	27	53
	46	49	95

For the three months ended March 31, 2015 and 2014 the Company had proceeds from sales of securities available for sale and their corresponding gross realized gains and losses as detailed below:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Gross proceeds	$13,197	$6,941
Gross realized gains	184	62
Gross realized losses	20	—

The Company had securities pledged against deposits of approximately $11.2 million and $10.7 million at March 31, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2015, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized
	Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$36,166	$36,477
After 5 years through 10 years	16,183	16,363
Over 10 years	21,333	21,614
	73,682	74,454
Mortgage-backed securities	148,584	149,287

Total	$222,266	$223,741

	Held to Maturity
	Amortized
	Cost	Fair Value
	(Dollars in thousands)

After 5 years through 10 years	$8,355	$8,306
Over 10 years	29,393	31,192
	37,748	39,498
Mortgage-backed securities	2,975	2,988

Total	$40,723	$42,486
16

NOTE 4. LOANS RECEIVABLE

Loans receivable as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$225,245	$227,209
Commercial real estate	175,230	179,435
Home equity loans and lines of credit	55,312	56,561
Residential construction	10,208	7,823
Other construction and land	55,062	50,298
Total real estate loans	521,057	521,326

Commercial and industrial	28,248	19,135
Consumer	3,447	3,200
Total commercial and consumer	31,695	22,335

Loans receivable, gross	552,752	543,661

Less: Net deferred loan fees	(1,566)	(1,695)
Unamortized premium	275	—
Unamortized discount	(1,587)	(1,487)

Loans receivable, net	$549,874	$540,479

The Bank had $121.3 million and $117.9 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2015 and December 31, 2014, respectively. The Bank also had $92.3 million and $97.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2015 and December 31, 2014, respectively.

During January 2014, the Bank purchased the remaining participation balance of certain commercial real estate loans from the Federal Deposit Insurance Corporation (“FDIC”). The Bank had previously purchased a 50% participation in the loans from an institution that was subsequently taken into receivership by the FDIC. At the date of purchase, the outstanding loan balance purchased was $9.3 million and the loans were purchased at a total discount of $2.6 million. The loans were not deemed to be impaired at the time of purchase. Subsequent to the transaction, $2.8 million of the participation balance purchased was repaid, resulting in the Bank recognizing approximately $0.5 million of the initial discount, in addition to recognizing $0.3 million of previously collected but deferred interest. In addition, the Bank restructured a $1.8 million loan in the second quarter of 2014 and recognized $0.2 million of the discount in interest income.

During the three months ended March 31, 2015, the Bank purchased the remaining participation balance of a commercial real estate loan from another community bank. The Bank had previously purchased a 54% participation in the loan from the participating institution. At the date of purchase, the outstanding loan balance purchased was $1.6 million and the loan was purchased at a discount of $0.5 million. The loan was not deemed to be impaired at the time of purchase.

Also during the three months ended March 31, 2015, the Bank purchased $8.2 million in externally sourced loans which were comprised of $1.5 million in commercial SBA guaranteed loans, $4.0 million in commercial and industrial participation loans, and a $2.7 million commercial real estate whole loan purchase.

Included in loans receivable and other borrowings at March 31, 2015 are $2.1 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on purchased loans for the three month periods ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Discount on purchased loans, beginning of period	$1,487	$—
Additional discount for new purchases	492	2,607
Accretion	(97)	(95)
Discount applied to charge-offs	(295)	—
Interest income recognized for repayments and restructurings	—	(538)
Discount on purchased loans, end of period	$1,587	$1,974

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended March 31, 2015
	One-to four				Other
	Family	Commercial	Home Equity and	Residential	Construction	Commercial	Consumer	Total
	Residential	Real Estate	Lines of Credit	Construction	and Land
	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(100)	(416)	(79)	(206)	(1,046)	281	66	(1,500)
Charge-offs	219	30	109	—	19	—	13	390
Recoveries	109	92	23	—	119	7	79	429
Ending balance	$2,773	$2,363	$1,168	$304	$1,990	$596	$417	$9,611

	Three Months Ended March 31, 2014
	One-to four				Other
	Family	Commercial	Home Equity and	Residential	Construction	Commercial	Consumer	Total
	Residential	Real Estate	Lines of Credit	Construction	and Land
	(Dollars in thousands)

Beginning balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251
Provision	(63)	(401)	35	23	461	(81)	31	5
Charge-offs	430	1,794	143	—	343	—	45	2,755
Recoveries	2	285	16	—	78	4	70	455
Ending balance	$3,202	$2,450	$1,488	$524	$3,712	$259	$321	$11,956
18

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	March 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$557	$169	$93	$—	$96	$2	$—	$917
Collectively evaluated for impairment	2,216	2,194	1,075	304	1,894	594	417	8,694
	$2,773	$2,363	$1,168	$304	$1,990	$596	$417	$9,611

Loans Receivable
Individually evaluated for impairment	$8,837	$16,554	$900	$—	$1,937	$328	$—	$28,556
Collectively evaluated for impairment	216,408	158,676	54,412	10,208	53,125	27,920	3,447	524,196
	$225,245	$175,230	$55,312	$10,208	$55,062	$28,248	$3,447	$552,752

	December 31, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$719	$235	$14	$—	$705	$3	$—	$1,676
Collectively evaluated for impairment	2,264	2,482	1,319	510	2,231	305	285	9,396
	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072

Loans Receivable
Individually evaluated for impairment	$9,912	$17,828	$1,686	$—	$3,911	$328	$—	$33,665
Collectively evaluated for impairment	217,297	161,607	54,875	7,823	46,387	18,807	3,200	509,996
	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

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

The Company’s internally assigned grades pursuant to the Board-approved lending policy are as follows:

·	Pass (1-5) – Acceptable loans with any identifiable weaknesses appropriately mitigated.

·	Special Mention (6) – Potential weakness or identifiable weakness present without appropriate mitigating factors; however, loan continues to perform satisfactorily with no material delinquency noted. This may include some deterioration in repayment capacity and/or loan-to-value of securing collateral.

·	Substandard (7) – Significant weakness that remains unmitigated, most likely due to diminished repayment capacity, serious delinquency, and/or marginal performance based upon restructured loan terms.

·	Doubtful (8) – Significant weakness that remains unmitigated and collection in full is highly questionable or improbable.

·	Loss (9) – Collectability is unlikely resulting in immediate charge-off.

Beginning with March 31, 2015 balances, we no longer risk grade consumer purposed loans within all categories for which the individual loan balance is less than $417,00. These loan types provide limited credit information subsequent to origination and therefore may not be properly risk graded within our standard risk grading system. All of our consumer purposed loans are now considered ungraded and will be analyzed on a performing versus non-performing basis. The non-performing ungraded loans will be deemed substandard when determining our classified assets. Consumer purposed loans may include residential loans, home equity loans and lines of credit, residential lot loans, and other consumer loans. This change in risk grading methodology did not have any impact on our allowance for loan losses calculation.

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

The following tables present the recorded investment in gross loans by loan grade:

March 31, 2015

Loan Grade	One-to Four- Family	Commercial Real Estate	Home Equity and Lines of	Residential Construction	Other Construction	Commercial	Consumer	Total
	Residential		Credit		and Land
	(Dollars in thousands)

1	$—	$67	$—	$—	$—	$8,741	$11	$8,819
2	—	—	—	—	—	100	—	100
3	11,641	9,527	1,228	646	3,393	483	425	27,343
4	35,646	42,962	2,925	3,413	10,002	7,583	580	103,111
5	33,079	86,164	5,907	2,015	19,481	10,392	93	157,131
6	4,186	20,536	—	571	2,258	453	—	28,004
7	5,412	15,974	500	—	2,992	496	—	25,374
	$89,964	$175,230	$10,560	$6,645	$38,126	$28,248	$1,109	$349,882

Ungraded Loan Exposure:

Performing	$133,187	$—	$44,599	$3,498	$16,772	$—	$2,336	$200,392
Nonperforming	2,094	—	153	65	164	—	2	2,478
Subtotal	$135,281	$—	$44,752	$3,563	$16,936	$—	$2,338	$202,870

Total	$225,245	$175,230	$55,312	$10,208	$55,062	$28,248	$3,447	$552,752
21

December 31, 2014

Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$68	$—	$—	$—	$2,511	$20	$2,599
2	—	—	—	—	—	100	—	100
3	63,065	14,356	5,978	690	5,154	483	454	90,180
4	58,948	37,349	10,424	2,327	9,027	2,917	419	121,411
5	44,445	90,397	10,486	3,048	21,024	6,399	179	175,978
6	5,714	21,232	882	574	2,451	429	1	31,283
7	7,400	14,139	1,568	—	5,404	555	—	29,066
	$179,572	$177,541	$29,338	$6,639	$43,060	$13,394	$1,073	$450,617

Ungraded Loan Exposure:

Performing	$46,247	$1,736	$26,864	$1,119	$7,073	$5,741	$2,125	$90,905
Nonperforming	1,390	158	359	65	165	—	2	2,139
Subtotal	$47,637	$1,894	$27,223	$1,184	$7,238	$5,741	$2,127	$93,044

Total	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$5,129	$—	$3,010	$8,139	$217,106	$225,245
Commercial real estate	2,648	94	316	3,058	172,172	175,230
Home equity and lines of credit	595	347	638	1,580	53,732	55,312
Residential construction	101	—	65	166	10,042	10,208
Other construction and land	2,015	—	471	2,486	52,576	55,062
Commercial	37	—	—	37	28,211	28,248
Consumer	25	6	2	33	3,414	3,447
Total	$10,550	$447	$4,502	$15,499	$537,253	$552,752

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$6,298	$448	$2,669	$9,415	$217,794	$227,209
Commercial real estate	2,136	909	1,006	4,051	175,384	179,435
Home equity and lines of credit	557	528	759	1,844	54,717	56,561
Residential construction	—	—	65	65	7,758	7,823
Other construction and land	1,530	964	473	2,967	47,331	50,298
Commercial	—	22	—	22	19,113	19,135
Consumer	247	4	1	252	2,948	3,200
Total	$10,768	$2,875	$4,973	$18,616	$525,045	$543,661
23

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$5,662	$5,687	$—	$5,943	$6,096	$—
Commercial real estate	12,926	14,706	—	14,231	16,515	—
Home equity and lines of credit	713	828	—	1,537	1,912	—
Residential construction	—	—	—	—	—	—
Other construction and land	923	1,370	—	1,901	2,579	—
Commercial	—	—	—	—	—	—
	$20,224	$22,591	$—	$23,612	$27,102	$—

Loans with a valuation allowance
One-to four-family residential	$3,175	$3,175	$557	$3,969	$4,028	$719
Commercial real estate	3,628	3,704	169	3,597	3,745	235
Home equity and lines of credit	187	187	93	149	149	14
Residential construction	—	—	—	—	—	—
Other construction and land	1,014	1,014	96	2,010	2,010	705
Commercial	328	328	2	328	328	3
	$8,332	$8,408	$917	$10,053	$10,260	$1,676

Total
One-to four-family residential	$8,837	$8,862	$557	$9,912	$10,124	$719
Commercial real estate	16,554	18,410	169	17,828	20,260	235
Home equity and lines of credit	900	1,015	93	1,686	2,061	14
Residential construction	—	—	—	—	—	—
Other construction and land	1,937	2,384	96	3,911	4,589	705
Commercial	328	328	2	328	328	3
	$28,556	$30,999	$917	$33,665	$37,362	$1,676
24

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Average		Average
	Investment in	Interest Income	Investment in	Interest Income
	Impaired Loans	Recognized	Impaired Loans	Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$5,672	$51	$4,960	$49
Commercial real estate	12,953	120	13,527	128
Home equity and lines of credit	714	2	1,052	14
Residential construction	—	—	—	—
Other construction and land	925	7	6,543	68
Commercial	—	—	19	—
	$20,264	$180	$26,101	$259

Loans with a valuation allowance
One-to four-family residential	$3,185	$27	$5,564	$63
Commercial real estate	3,640	39	3,007	33
Home equity and lines of credit	186	1	377	4
Residential construction	—	—	—	—
Other construction and land	1,020	10	1,942	25
Commercial	328	5	339	5
	$8,359	$82	$11,229	$130

Total
One-to four-family residential	$8,857	$78	$10,524	$112
Commercial real estate	16,593	159	16,534	161
Home equity and lines of credit	900	3	1,429	18
Residential construction	—	—	—	—
Other construction and land	1,945	17	8,485	93
Commercial	328	5	358	5
	$28,623	$262	$37,330	$389

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of March 31, 2015 and December 31, 2014. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)

One-to four-family residential	$5,800	$5,661
Commercial real estate	5,724	7,011
Home equity loans and lines of credit	651	1,347
Residential construction	65	65
Other construction and land	803	2,679
Commercial	65	15
Consumer	2	2
Non-performing loans	$13,110	$16,780
25

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	March 31, 2015
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,051	$375	$5,426
Commercial real estate	10,638	5,411	16,049
Home equity and lines of credit	313	—	313
Residential construction	—	—	—
Other construction and land	1,446	491	1,937
Commercial	328	15	343

	$17,776	$6,292	$24,068

	December 31, 2014
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,760	$715	$6,475
Commercial real estate	10,710	3,797	14,507
Home equity and lines of credit	443	—	443
Residential construction	—	—	—
Other construction and land	1,519	672	2,191
Commercial	328	16	344

	$18,760	$5,200	$23,960

26

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the tables below:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	1	$1,988	$1,693
	1	$1,988	$1,693

	Three Months Ended March 31, 2014
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to four-family residential	1	$191	$151
Home equity loans and lines of credit	1	50	40
	2	$241	$191

Extended payment terms:
Other construction and land	1	$54	$40
Commercial real estate	4	684	574
Commercial	1	18	18
	6	$756	$632

There were no TDRs that defaulted during the three month periods ending March 31, 2015 and 2014 and which were modified as TDRs within the previous 12 months.

27

NOTE 6. REAL ESTATE OWNED

The following tables summarize real estate owned and changes in the valuation allowance for real estate owned as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

	March 31,	December 31,
(Dollars in thousands)	2015	2014

Real estate owned, gross	$6,523	$6,185
Less: Valuation allowance	1,606	1,760

Real estate owned, net	$4,917	$4,425

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Valuation allowance, beginning	$1,760	$5,560
Provision charged to expense	68	635
Reduction due to disposal	(222)	(1,076)

Valuation allowance, ending	$1,606	$5,119

As of March 31, 2015, the Company had $2.5 million in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of March 31, 2015, the Company had $1.1 million of residential real estate properties included in real estate owned.

NOTE 7. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others is detailed below.

March 31, 2015	December 31, 2014
(Dollars in thousands)
$247,577	$246,348

The following summarizes the activity in the balance of loan servicing rights for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Loan servicing rights, beginning of period	$2,187	$1,883
Capitalization from loans sold	133	48
Fair value adjustment	(88)	120
Loan servicing rights, end of period	$2,232	$2,051

The Bank held custodial escrow deposits of $0.8 million and $0.6 million for loan servicing accounts at March 31, 2015 and December 31, 2014, respectively.

28

NOTE 8. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014.

	As of and for the				As of and for the Year Ended
	Three Months Ended March 31,				December 31,
	2015		2014		2014
		Interest		Interest		Interest
(Dollars in thousands)	Balance	Expense	Balance	Expense	Balance	Expense
Noninterest-bearing demand	$89,012	$—	$70,604	$—	$86,110	$—
Interest-bearing demand	89,845	36	78,710	28	92,877	149
Money Market	175,162	154	182,873	251	178,320	983
Savings	28,278	8	26,153	9	27,591	36
Time Deposits	317,486	1,011	326,339	1,053	318,219	4,193
	$699,783	$1,209	$684,679	$1,341	$703,117	$5,361

NOTE 9. JUNIOR SUBORDINATED DEBT

The Company issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for the Company. The notes accrue and pay interest quarterly at a rate per annum, reset quarterly, equal to 90-day LIBOR plus 2.80% (3.07% at March 31, 2015). The notes mature on March 30, 2034.

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

The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. The Company had previously deferred interest on the notes since December 31, 2010. As of March 31, 2015, the Company was current on all interest payments due.

NOTE 10. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

For the Three
Months Ended March
(Dollars in thousands, except per share amounts)	31, 2015
Numerator:
Net income	$2,615
Denominator:
Weighted-average common shares outstanding - basic	6,546,375
Effect of dilutive shares	—
Weighted-average common shares outstanding - diluted	6,546,375

Earnings per share - basic	$0.40
Earnings per share - diluted	$0.40
29

NOTE 11. ACCUMLATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
		Held to Maturity	Deferred Tax
	Available	Securities	Valuation
	for Sale	Transferred	Allowance on
	Securities	from AFS	AFS	Total
	(Dollars in thousands)
Balance, beginning of period	$(236)	$(1,165)	$(868)	$(2,269)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	729	729
Change in net unrealized holding losses on securities available for sale	2,020	—	—	2,020
Reclassification adjustment for net securities gains realized in net income	(164)	—	—	(164)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	49	—	49
Income tax expense	(710)	(19)	—	(729)

Balance, end of period	$910	$(1,135)	$(139)	$(364)

	Three Months Ended March 31, 2014
	(Dollars in thousands)
Balance, beginning of period	$(3,374)	$(1,242)	$(2,860)	$(7,476)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	—	811	811
Change in unrealized holding gains on securities available for sale	2,131	—	—	2,131
Reclassification adjustment for net securities gains realized in net income	(62)	—	—	(62)
Transfer of net unrealized loss from available for sale to held to maturity	74	(74)	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	50	—	50
Income tax expense	(820)	9	—	(811)

Balance, end of period	$(2,051)	$(1,257)	$(2,049)	$(5,357)
30

The following table shows the line items in the consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Gain on sale of investments, net	$164	$62
Tax effect	—	—
Impact, net of tax	164	62

Interest income - taxable securities	49	50
Tax effect	—	—
Impact, net of tax	49	50

Total reclassifications, net of tax	$213	$112

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s approximate commitments to extend credit:

March 31, 2015
(Dollars in thousands)
Lines of credit	$63,580
Standby letters of credit	804

$64,384

As of March 31, 2015, the Company had outstanding commitments to originate loans as follows:

	March 31, 2015
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$10,859	2.990% to 5.380%
Variable	10,937	2.490% to 6.000%

	$21,796
31

The allowance for unfunded commitments was $0.1 million at March 31, 2015 and December 31, 2014.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of March 31, 2015 and December 31, 2014.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 13. FAIR VALUE DISCLOSURES

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

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

·	Level 1: valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

·	Level 2: valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

·	Level 3: valuation is derived from other valuation methodologies, including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

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

32

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

33

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

34

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$44,486	$—	$44,486
Municipal securities	—	27,834	—	27,834
Mortgage-backed securities	—	149,287	—	149,287
U.S. Treasury securities	1,534	—	—	1,534
Mutual funds	600	—	—	600
	2,134	221,607	—	223,741

Loan servicing rights	—	—	2,232	2,232
Forward sales commitments	—	—	26	26
Interest rate lock commitments	—	—	110	110

Total assets	$2,134	$221,607	$2,368	$226,109

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$39,482	$—	$39,482
Municipal securities	—	25,558	—	25,558
Mortgage-backed securities	—	152,718	—	152,718
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	591	—	—	591
	2,101	217,758	—	219,859

Loan servicing rights	—	—	2,187	2,187
Forward sales commitments	—	—	9	9
Interest rate lock commitments	—	—	52	52

Total assets	$2,101	$217,758	$2,248	$222,107
35

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$2,248	$1,888

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	133	48
Fair value adjustment	(88)	120

Mortgage derivative gains included in Other income	75	15

Balance at end of period	$2,368	$2,071
36

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either March 31, 2015 or December 31, 2014.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$5,962	$5,962
Commercial real estate	—	—	13,350	13,350
Home equity loans and lines of credit	—	—	713	713
Other construction and land	—	—	923	923

Real estate owned:
One-to four family residential	—	—	1,098	1,098
Commercial real estate	—	—	759	759
Residential contruction	—	—	—	—
Other construction and land	—	—	3,060	3,060

Total assets	$—	$—	$25,865	$25,865

	December 31, 2014
	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$6,407	$6,407
Commercial real estate	—	—	14,551	14,551
Home equity loans and lines of credit	—	—	1,456	1,456
Other construction and land	—	—	2,227	2,227

Real estate owned:
One-to four family residential	—	—	220	220
Commercial real estate	—	—	774	774
Residential contruction	—	—	—	—
Other construction and land	—	—	3,431	3,431

Total assets	$—	$—	$29,066	$29,066

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 or December 31, 2014.

Impaired loans totaling $7.6 million at March 31, 2015 and $9.0 million at December 31, 2014, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

37

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2015.

	Valuation Technique	Unobservable Input	General Range
Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed Discount rate	6 – 25% 8 – 14%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	101 – 107%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at March 31, 2015
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$47,629	$47,629	$47,629	$—	$—
Securities available for sale	223,741	223,741	2,134	221,607	—
Securities held to maturity	40,723	42,486	—	42,486	—
Loans held for sale	7,232	7,774	—	7,774	—
Loans receivable, net	549,874	556,055	—	—	556,055
Other investments, at cost	5,498	5,498	—	5,498	—
Interest receivable	3,144	3,144	—	3,144	—
Bank owned life insurance	20,529	20,529	—	20,529	—
Loan servicing rights	2,232	2,232	—	—	2,232
Forward sales commitments	26	26	—	—	26
Interest rate lock commitments	110	110	—	—	110

Liabilities:
Demand deposits	$382,297	$382,297	$—	$382,297	$—
Time deposits	317,486	320,803	—	—	320,803
Federal Home Loan Bank advances	75,000	77,039	—	77,039	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	330	330	—	330	—
38

		Fair Value Measurements at December 31, 2014
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$58,982	$58,982	$58,982	$—	$—
Securities available for sale	219,859	219,859	2,101	217,758	—
Securities held to maturity	29,285	30,890	—	30,890	—
Loans held for sale	10,761	11,501	—	11,501	—
Loans receivable, net	529,407	546,450	—	—	546,450
Other investments, at cost	4,908	4,908	—	4,908	—
Interest receivable	2,925	2,925	—	2,925	—
Bank owned life insurance	20,417	20,417	—	20,417	—
Loan servicing rights	2,187	2,187	—	—	2,187
Forward sales commitments	9	9	—	—	9
Interest rate lock commitments	52	52	—	—	52

Liabilities:
Demand deposits	$384,898	$384,898	$—	$384,898	$—
Time deposits	318,219	321,491	—	—	321,491
Federal Home Loan Bank advances	60,000	62,108	—	62,108	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	323	323	—	323	—
39

NOTE 14. REGULATORY MATTERS

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

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at March 31, 2015 and pre-existing rules at December 31, 2014.

Following are the required and actual capital amounts and ratios for the Bank:

					To meet the
					Requirements of the
	Actual		For Capital Adequacy Purposes		Memorandum of Understanding
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Tier 1 Leverage Capital	$107,513	11.96%	$35,967	³4%	$71,934	³8%
Common Equity Tier 1 Capital	$107,513	18.80%	$25,735	³4.5%	N/A	N/A
Tier 1 Risk-based Capital	$107,513	18.80%	$34,313	³6%	N/A	N/A
Total Risk-based Capital	$114,732	20.06%	$45,751	³8%	$62,908	³11%

As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	³4%	$70,880	³8%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	³4%	N/A	N/A
Total Risk-based Capital	$112,246	21.15%	$42,462	³8%	$58,386	³11%

Following are the required and actual capital amounts and ratios for the Company:

			For Capital
	Actual		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Tier I Leverage Capital	$125,646	13.97%	$35,976	³4%
Common Equity Tier 1 Capital	$111,807	19.55%	$25,740	³4.5%
Tier I Risk-based Capital	$111,807	21.97%	$34,321	³6%
Total Risk Based Capital	$132,867	23.23%	$45,761	³8%

As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	³4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	³4%
Total Risk Based Capital	$130,067	24.50%	$42,472	³8%

NOTE 15. SUBSEQUENT EVENTS

On May 5, 2015, the Company prepaid an FHLB advance in the amount of $15 million. As a result, the Company incurred a prepayment penalty of $1.8 million which will be reflected in noninterest expense for the quarter ending June 30, 2015. The advance carried an interest rate equal to 90-day LIBOR plus 2.56% (2.81% at March 31, 2015) which reset quarterly and had a maturity date of April 10, 2020.

The prepaid advance was replaced with a $15 million three month fixed rate advance at a rate of 0.23%. Based on the rate of the new advance, we expect the prepayment to reduce interest expense by $390,000 on an annual basis.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

·	statements of our goals, intentions and expectations;

·	statements regarding our business plans, prospects, growth and operating strategies;

·	statements regarding the asset quality of our loan and investment portfolios; and

·	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

·	our failure to comply with the terms of any supervisory regulatory agreements;

·	the occurrence of an ownership change under applicable tax rules that could limit our ability to utilize losses to offset future taxable income;

·	general economic conditions, either nationally or in our market areas, that are worse than expected;

·	credit quality deterioration as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

·	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

·	weaknesses in the real estate market affect the value of real estate serving as collateral for loans in our portfolio

·	competition among depository and other financial institutions;

·	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

·	adverse changes in the securities markets;

·	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

·	increased cybersecurity risk, including potential business disruptions or financial losses;

·	our ability to enter new markets successfully and capitalize on growth opportunities;

·	our ability to successfully integrate acquired entities, if any;

·	changes in consumer spending, borrowing and savings habits;

·	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (“PCAOB”);

·	changes in our key personnel, and our compensation and benefit plans;

·	changes in our financial condition or results of operations that reduce capital available to pay dividends or buyback shares;

·	changes in the financial condition or future prospects of issuers of securities that we own; and

·	other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the SEC.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2015 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2015 and December 31, 2014, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

We provide a full range of financial services through offices located in Cherokee, Henderson, Jackson, Macon, Polk and Transylvania counties in North Carolina and a loan production office in Greenville, South Carolina. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

During the three months ended March 31, 2015, we continued to execute on our key strategic initiatives of stabilizing the loan portfolio and improving asset quality, while growing our earning assets with high quality loans and investments. We strive to be well-positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operational infrastructure in order to be positioned to take advantage of opportunities for growth as they may arise.

Our results of operations are significantly affected by general economic and competitive conditions in our market areas and nationally, as well as changes in interest rates, sources of funding, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our Annual Report on Form 10-K.

Earnings Summary

Net income for the three months ended March 31, 2015 was $2.6 million compared to $2.1 million for the same period in 2014. The increase in net income was primarily related to a reduction in the provision for loan losses which was partially offset by a decrease in net interest income and an increase in noninterest expenses.

Net interest income decreased $0.8 million, or 10.7%, to $6.3 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in net interest income for period was primarily the result of the favorable resolution of a commercial loan in the 2014 period, which resulted in the recognition of approximately $0.9 million of deferred interest and discounts.

Due to continued improvement in asset quality and significantly reduced charge-off amounts, a negative provision for loan losses of $1.5 million was recognized in 2015 compared to a provision of $5,000 for the 2014 period.

Financial Condition At March 31, 2015 and December 31, 2014

Total assets increased $15.5 million, or 1.7%, to $919.1 million at March 31, 2015 from $903.6 million at December 31, 2014. This increase in assets was comprised primarily of loans, which increased $9.4 million, or 1.7%, and investment securities, which increased $15.3 million, or 6.2%. The increases in loans and investments were mainly funded by FHLB advances which increased $15.0 million, or 25.0%, and available cash which decreased $11.4 million, or 19.2%.

Total liabilities increased $10.9 million, or 1.4%, to $807.2 million at March 31, 2015 from $796.3 million at December 31, 2014, due primarily to the $15.0 million increase in FHLB advances.

Total equity increased $4.5 million, or 4.2%, to $111.8 million at March 31, 2015 from $107.3 million at December 31, 2014. This increase was the result of $2.6 million of net income for the period and a $1.9 million improvement in net unrealized holding gains and losses on securities available for sale.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $11.4 million, or 19.3%, to $47.6 million at March 31, 2015 from $59.0 million at December 31, 2014 as a result of cash being used to invest in loans and investment securities. We continue to hold higher than normal levels of liquidity due to the current interest rate environment and in anticipation of rising interest rates.

Investment Securities

Our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	At March 31,		At December 31,
	2015		2014
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$41,048	$41,507	$33,540	$33,572
U.S. Government structured agency obligations	3,000	2,979	6,000	5,910
U.S. Treasury Notes & Bonds	1,500	1,534	1,500	1,510
Municipal obligations	27,541	27,834	25,483	25,558
Mortgage-backed securities:
U.S. Government agency	115,500	116,146	123,321	123,043
SBA securities	24,405	24,423	20,713	20,652
Collateralized mortgage obligations	8,679	8,718	9,094	9,023
Mutual funds	593	600	590	591

Total securities available-for-sale	$222,266	$223,741	$220,241	$219,859

Available for sale investment securities increased $3.9 million, or 1.8%, to $223.7 million at March 31, 2015 from $219.9 million at December 31, 2014. We continue to invest our excess cash in available for sale investments as loan demand continues at a moderate pace.

Held to maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio as of the most recent quarter and year end.

	At March 31,		At December 31,
	2015		2014
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government and agency securities:
U.S. Government and agency obligations	$3,746	$3,684	$2,000	$1,995
U.S. Government structured agency obligations	24,244	25,881	21,193	22,613
Municipal tax exempt	4,386	4,546	3,805	3,973
Municipal taxable	3,972	3,987	587	609
Collateralized mortgage obligations	2,975	2,988	—	—
Trust preferred securities	—	—	1,000	1,000
Corporate debt securities	1,400	1,400	700	700

Total securities held-to-maturity	$40,723	$42,486	$29,285	$30,890

Held-to-maturity investment securities increased $11.4 million, or 39.1%, to $40.7 million at March 31, 2015 from $29.3 million at December 31, 2014 as a result of the Company purchasing new securities with the intent to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss).

In prior years, the Company reclassified certain municipal securities from available-for-sale to held-to-maturity. The reclassifications will remain in effect until the investments are called or mature. The difference between the book values and fair values at the date of the transfer will continue to be reported in a separate component of accumulated other comprehensive income (loss), and will be amortized into income over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) are being amortized back to their par values over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a discount.

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

	At March 31,		At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$225,245	40.7%	$227,209	41.8%
Commercial	175,230	31.7	179,435	33.0
Home equity loans and lines of credit	55,312	10.0	56,561	10.4
Residential construction	10,208	1.9	7,823	1.4
Other construction and land	55,062	10.0	50,298	9.3
Commercial	28,248	5.1	19,135	3.5
Consumer	3,447	0.6	3,200	0.6
Total loans, gross	$552,752	100.0%	$543,661	100.0%

Less:
Deferred loan fees, net	(1,566)		(1,695)
Unamortized premium	275		—
Unamortized discount	(1,587)		(1,487)

Total loans, net	$549,874		$540,479

Percentage of total assets	59.8%		59.8%

Net loans increased by $9.4 million, or 1.7%, to $549.9 million at March 31, 2015 from $540.5 million at December 31, 2014. During the first quarter of 2015, we began to experience an improvement in loan demand which was enhanced by our new loan production office in Greenville, South Carolina. We believe that economic conditions in our primary market area are continuing to improve, albeit at a moderate pace, and that these improving conditions are contributing to an increase in loan demand.

In addition, we purchased $8.2 million in externally sourced loans during the first quarter of 2015 which were comprised of $1.5 million in commercial SBA guaranteed loans, $4.0 million in commercial and industrial participation loans, and a $2.7 million commercial real estate whole loan purchase. We will continue to evaluate opportunities to purchase loans while properly managing our risk, which we believe serves as a valuable supplement to organic loan growth.

Included in loans receivable and other borrowings at March 31, 2015 are $2.1 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of March 31, 2015.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At March 31, 2015
Real estate loans:
One- to four-family residential	$5,129	$—	$3,010	$8,139
Commercial	2,648	94	316	3,058
Home equity loans and lines of credit	595	347	638	1,580
One- to four-family residential construction	101	—	65	166
Other construction and land	2,015	—	471	2,486
Commercial	37	—	—	37
Consumer	25	6	2	33
Total loans	$10,550	$447	$4,502	$15,499
% of total loans, net	1.92%	0.08%	0.82%	2.82%

At December 31, 2014
Real estate loans:
One- to four-family residential	$6,298	$448	$2,669	$9,415
Commercial	2,136	909	1,006	4,051
Home equity loans and lines of credit	557	528	759	1,844
One- to four-family residential construction	—	—	65	65
Other construction and land	1,530	964	473	2,967
Commercial	—	22	—	22
Consumer	247	4	1	252
Total loans	$10,768	$2,875	$4,973	$18,616
% of total loans, net	1.99%	0.53%	0.92%	3.44%

We continue to experience stabilization in our delinquencies compared to prior periods as delinquent loans decreased $3.1 million, or 16.7%, to $15.5 million at March 31, 2015 from $18.6 million at December 31, 2014.

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

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$5,800	$5,661
Commercial	5,724	7,011
Home equity loans and lines of credit	651	1,347
Residential construction	65	65
Other construction and land	803	2,679
Commercial	65	15
Consumer	2	2

Total non-performing loans	13,110	16,780

REO:
One- to four-family residential	1,098	220
Commercial real estate	759	774
Residential construction	—	—
Other construction and land	3,060	3,431

Total foreclosed real estate	4,917	4,425

Total non-performing assets	$18,027	$21,205

Troubled debt restructurings still accruing	$17,776	$18,760

Ratios:
Non-performing loans to total loans	2.38%	3.10%
Non-performing assets to total assets	1.96%	2.35%

Non-performing loans decreased $3.7 million, or 21.9%, to $13.1 million at March 31, 2015 from $16.8 million at December 31, 2014. Several commercial real estate and other construction and land relationships returned to accrual status during this period upon demonstration of sustained payment performance and cash flow coverage. In addition, $1.3 million of nonaccrual loans at December 31, 2014 were transferred to real estate owned during the first quarter of 2015.

Real estate owned increased $0.5 million, or 11.1%, to $4.9 million at March 31, 2015 from $4.4 million at December 31, 2014. Although real estate owned balances have increased, most of the transfers to real estate owned during the quarter were 1-4 family residential properties which are normally sold at a faster pace than other property types.

The overall decrease in non-performing assets reflects the improving economy in our primary market area which has resulted in fewer foreclosures and problem assets.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At March 31,	At December 31,
	2015	2014
	(Dollars in thousands)

Classified loans:
Substandard	$27,852	$32,105
Doubtful	—	—
Loss	—	—

Total classified loans:	27,852	32,105
As a % of total loans, net	5.07%	5.94%

Special mention	28,004	31,283

Total criticized loans	$55,856	$63,388
As a % of total loans, net	10.16%	11.73%

Total classified loans decreased $4.3 million, or 13.2%, to $27.9 million at March 31, 2015 from $32.1 million at December 31, 2014. Total criticized loans decreased $7.5 million, or 11.9%, to $55.9 million at March 31, 2015 from $63.4 million at December 31, 2014. These reductions reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes a weighted average loss rate for the last 16 quarters. Prior to the first quarter of 2015, we more heavily weighted the most recent four quarters than the least recent four quarters. Beginning in the first quarter of 2015, we no longer weight any quarters for our average loss rates. This change in weighting did not have a material impact on our allowance for loan losses methodology. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0% to 13%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

· Non-accrual and classified loans

· Collateral values

· Loan concentrations

· Economic conditions – including unemployment rates, building permits, and a regional economic index.

Qualitative reserve adjustment factors as a percentage of historical loss rates range from -10% for a favorable trend to +30% for a highly unfavorable trend. These factors are subject to adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended March 31,
	2015	2014
	( Dollars in thousands)
Balance at beginning of period	$11,072	$14,251

Charge-offs:
Real Estate:
One- to four-family residential	219	430
Commercial	30	1,794
Home equity loans and lines of credit	109	143
One- to four-family residential construction	—	—
Other construction and land	19	343
Commercial	—	—
Consumer	13	45
Total charge-offs	390	2,755

Recoveries:
Real Estate:
One- to four-family residential	109	2
Commercial	92	285
Home equity loans and lines of credit	23	16
One- to four-family residential construction	—	—
Other construction and land	119	78
Commercial	7	4
Consumer	79	70
Total recoveries	429	455

Net charge-offs (recoveries)	(39)	2,300

Provision for loan losses	(1,500)	5

Balance at end of period	$9,611	$11,956

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.03)%	1.65%
Allowance to non-performing loans at period end	73.31%	132.62%
Allowance to total loans at period end	1.75%	2.30%

Net charge-offs/recoveries for the quarter ended March 31, 2015 improved by $2.3 million, to net recoveries of $39 thousand compared to net charge-offs of $2.3 million for the corresponding period in the prior year. We have continued to experience a reduction in charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong at 73.31% at March 31, 2015 compared to 132.62% at March 31, 2014.

Real Estate Owned (REO)

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

One- to four-family residential	$1,098	$220
Commercial real estate	759	774
Residential construction	—	—
Other construction and land	3,060	3,431
Total	$4,917	$4,425

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$4,425	$10,506
Additions	1,317	614
Disposals	(757)	(1,749)
Writedowns	(68)	(635)
Other	—	12
Balance, end of period	$4,917	$8,748

Real estate owned increased $0.5 million, or 11.1%, to $4.9 million at March 31, 2015 from $4.4 million at December 31, 2014, as transfers to real estate owned exceed disposals and writedowns during the quarter. Most of the transfers to real estate owned during the quarter were 1-4 family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

Net Deferred Tax Assets

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, we considered the following sources of taxable income:

·	Future reversals of existing taxable temporary differences;

·	Future taxable income exclusive of reversing temporary differences and carry forwards;

·	Taxable income in prior carryback years; and

·	Tax planning strategies that would, if necessary, be implemented.

As a result of the analysis above, we concluded that a valuation allowance was necessary as of March 31, 2015 and December 31, 2014. The recorded balance of net deferred tax assets at March 31, 2015 and December 31, 2014 of $1.8 million and $2.1 million respectively, represents the amount of tax planning strategies available to the Company as of those dates. We maintained a valuation allowance of $18.4 million and $19.8 million against our deferred tax asset as of March 31, 2015 and December 31, 2014, respectively. The tax planning strategies utilized include converting tax free municipal income to taxable income, the intention and ability to hold securities with an unrealized loss, and the ability to create taxable gains on certain insurance policies.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of		As of
	March 31, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Savings accounts	$28,278	4.0%	$27,591	3.9%
Time depsosits	308,511	44.1	309,046	44.0
Brokered CDs	8,975	1.3	9,173	1.3
Money market accounts	175,162	25.0	178,320	25.4
Interest-bearing demand accounts	89,845	12.8	92,877	13.2
Noninterest-bearing demand accounts	89,012	12.7	86,110	12.2

Total deposits	$699,783	100.0%	$703,117	100.0%

Total deposits decreased $3.3 million, or 0.5%, to $699.8 million at March 31, 2015 from $703.1 million at December 31, 2014. We continue to let brokered CDs mature without replacement and we expect to completely eliminate all of our brokered CDs by June 2015. We expect the elimination of the remaining brokered CDs outstanding at March 31, 2015 to reduce annual interest expense by $0.3 million.

FHLB Advances

FHLB advances increased $15 million to $75 million at March 31, 2015 compared to $60 million at December 31, 2014. The additional funds were used to invest in loans and investment securities and to provide funding for future cash needs. The new advances during the quarter carry a weighted average rate and weighted average original maturity of 36 basis points and 8 months, respectively.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at March 31, 2015 and December 31, 2014 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. The effective interest rate was 3.07% and 3.05% at March 31, 2015 and December 31, 2014, respectively.

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

Equity

Total equity increased $4.5 million, or 4.2%, to $111.8 million at March 31, 2015 from $107.3 million at December 31, 2014. This increase was the result of $2.6 million of net income for the period and a $1.9 million improvement in net unrealized holding gains and losses on securities available for sale.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014.

General. Net income increased $0.5 million, or 25.1%, to $2.6 million for the three months ended March 31, 2015, compared to net income of $2.1 million for the three months ended March 31, 2014. On a pre-tax basis, income increased $0.5 million, or 19.1%, to $2.8 million for the three months ended March 31, 2015 compared to $2.3 million for the three months ended March 31, 2014. These increases were primarily attributable to a negative provision for loan losses of $1.5 million partially offset by a decrease in net interest income of $0.8 million and an increase in noninterest expense of $0.5 million.

Net Interest Income. Net interest income before provision for loan losses decreased to $6.3 million for the three months ended March 31, 2015, compared to $7.1 million for the same period in 2014. The tax-equivalent net interest margin decreased to 3.04% for the quarter ended March 31, 2015 compared to 3.93% for the same period in 2014. The decline in net interest income and margin was primarily the result of the recognition of approximately $0.9 million of deferred interest and discounts recognized during the 2014 period from to the favorable resolution of a commercial loan.

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

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$549,862	$6,470	4.77%	$526,831	$7,608	5.86%
Loans, tax exempt (1)	3,230	39	4.95%	1,979	26	5.28%
Investments - taxable	245,274	1,236	2.04%	174,969	979	2.27%
Investment tax exempt (1)	6,605	106	6.51%	8,761	141	6.52%
Interest earning deposits	42,164	24	0.23%	20,656	10	0.20%
Other investments, at cost	4,906	58	4.79%	3,641	21	2.34%

Total interest-earning assets	852,041	7,933	3.78%	736,837	8,785	4.84%

Noninterest-earning assets	48,700			48,345

Total assets	$900,741			$785,182

Interest-bearing liabilities:
Savings accounts	$27,952	$8	0.12%	$25,833	$9	0.14%
Time deposits	318,553	1,011	1.29%	324,036	1,052	1.32%
Money market accounts	177,939	154	0.35%	182,964	251	0.56%
Interest bearing transaction accounts	90,612	36	0.16%	78,203	28	0.15%
Total interest bearing deposits	615,056	1,209	0.80%	611,036	1,340	0.89%

FHLB advances	60,161	205	1.38%	40,006	174	1.76%
Junior subordinated debentures	14,433	112	3.15%	14,433	123	3.46%
Other borrowings	1,801	26	5.85%	—	—	0.00%

Total interest-bearing liabilities	691,451	1,552	0.91%	665,475	1,637	1.00%

Noninterest-bearing deposits	86,031			70,686

Other non interest bearing liabilities	13,792			12,149

Total liabilities	791,274			748,310
Total equity	109,467			36,872

Total liabilities and equity	$900,741			$785,182

Tax-equivalent net interest income		$6,381			$7,148

Net interest-earning assets (2)	$160,590			$71,362

Average interest-earning assets to interest-bearing liabilities	1.23			1.11

Tax-equivalent net interest rate spread (3)			2.87%			3.84%
Tax-equivalent net interest margin (4)			3.04%			3.93%

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
54

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

	For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$321	$(1,459)	$(1,138)
Loans, tax exempt (2)	15	(2)	13
Investment - taxable	362	(105)	257
Investments - tax exempt (2)	(35)	(0)	(35)
Interest-earning deposits	12	2	14
Other investments, at cost	9	28	37

Total interest-earning assets	684	(1,536)	(852)

Interest-bearing liabilities:
Savings accounts	$1	$(2)	$(1)
Time deposits	(18)	(23)	(41)
Money market accounts	(7)	(90)	(97)
Interest bearing transaction accounts	5	3	8
FHLB advances	74	(43)	31
Junior subordinated debentures	—	(11)	(11)
Other borrowings	26	—	26

Total interest-bearing liabilities	81	(166)	(85)

Change in tax-equivalent net interest income	$603	$(1,370)	$(767)

(1) Non-accrual loans are included in the above analysis.
(2) Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Net interest income before provision for loan losses decreased to $6.3 million for the three months ended March 31, 2015, compared to $7.1 million for the same period in 2014. As indicated in the table above, an increase in net interest earned of $0.6 million attributable to an improvement in volume was more than offset by a $1.4 million reduction in net interest earned attributable to a reduction in rates. The decline related to rate was primarily the result of the recognition of approximately $0.9 million of deferred interest and discounts recognized during the 2014 period from to the favorable resolution of a commercial loan.

The increase in tax-equivalent net interest income of $0.6 million related to volume was primarily the result of higher average loan and taxable investment balances which increased $23.0 million and $70.3 million, respectively, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase in average loan and investment balances was partially offset by higher average FHLB advance balances which increased $20.2 million over the same periods.

The decrease in tax-equivalent net interest income of $1.4 million related to rate was primarily the result of the recognition of approximately $0.9 million of deferred interest and discounts recognized during the 2014 period as mention above. This was also the main factor for the decrease in our loan yields from 5.86% to 4.77% year over year. The decrease in average loan yields was partially offset by the impact of lower average deposit yields which decreased 9 basis points to 0.80% in the quarter ended March 31, 2015 as compared to 0.89% in the three months ending March 31, 2014. In addition, a reduction in average rates on FHLB advances from 1.76% during the three months ended March 31, 2014 to 1.38% for the three months ended March 31, 2015 also contributed to the increase in this component of net interest income.

Our tax-equivalent net interest rate spread decreased by 97 basis points to 2.87% for the three months ended March 31, 2015 compared to 3.84% for the three months ended March 31, 2014, and our tax-equivalent net interest margin decreased 89 basis points to 3.04% for the three months ended March 31, 2015, compared to 3.93% for the three months ended March 31, 2014. As mentioned above, the decreases in our interest rate spread and margin was primarily a result of the $0.9 million of deferred interest and discounts recognized during the 2014 period from to the favorable resolution of a commercial loan.

Provision for Loan Losses. For the three months ended March 31, 2015, we had a negative provision for loan losses was $1.5 million compared to a provision $5,000 for the same period in the prior year. The decrease in the provision for loan losses was the result of improvements in asset quality, significantly reduced charge-off amounts, and a continued reduction in decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)
Servicing income (expense), net	$86	$279	$(193)
Mortgage banking	255	194	61
Gain on sale of SBA loans	211	74	137
Gain on sale of investments, net	164	62	102
Other than temporary impairment on cost method investment	—	(76)	76
Service charges on deposit accounts	298	298	—
Interchange fees	278	250	28
Bank owned life insurance	129	129	—
Other	118	164	(46)

Total	$1,539	$1,374	$165

The $0.2 million net decrease in servicing income was primarily the result of the valuation impact of the corresponding loan servicing rights compared to the prior year period.

Gains on the sale of SBA loans increased $0.1 million as a result of a larger balance of SBA loans being sold during the three months ended March 31, 2015 compared to the same period in 2014.

Net gains on sales of investments increased $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in net gains on sales of investments is due to the sale of investments for gross proceeds of $13.0 million for the three months ended March 31, 2015 compared to $6.9 million for the three months ended March 31, 2014.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
	(Dollars in thousands)

Compensation and employee benefits	$3,697	$2,947	$750
Net occupancy	702	640	62
Federal deposit insurance	284	438	(154)
Professional and advisory	250	198	52
Data processing	280	226	54
Net cost of operation of real estate owned	216	840	(624)
Other	1,147	824	323

Total noninterest expenses	$6,576	$6,113	$463

Compensation and employee benefits increased by $0.8 million, or 25.5%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This additional expense is related to increases in our number of employees, annual raises, employee benefits, incentives and commissions. The number of our full-time equivalent employees increased to 194 at March 31, 2015, as compared to 184 at March 31, 2014.

FDIC deposit insurance decreased $0.2 million, or 35.2%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of a reduction in our assessment rates due to an improving risk profile.

The net cost of operation of real estate owned decreased $0.6 million, or 74.3%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This reduction reflects decreases in our levels of real estate owned compared to the prior year period along with more stabilized property values.

Income Taxes. We recorded $0.2 million of income tax expense for the three months ended March 31, 2015, reflecting a decrease in our allowable net deferred tax asset based on the available tax planning strategies, compared to $0.3 million in the three months ended March 31, 2014. Several of our tax planning strategies are sensitive to changes in interest rates, and we may be required to further reduce our net deferred tax asset in the future should interest rates materially change. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Operating Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At March 31, 2015, cash and cash equivalents totaled $47.6 million. Included in this total is $24.7 million held at FRB and $26.2 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(4,703)	$(6,123)
Proceeds from loans originated for sale	8,698	5,223

Investing activities:
Purchases of investments	$(37,550)	$(12,412)
Maturities and principal repayments of investments	12,132	3,515
Sales of investments	13,197	6,941
Net increase in loans	(216)	(625)
Purchase of loans	(13,367)	—
Proceeds from sales of real estate owned	359	1,449
Purchases of fixed assets	(2,414)	(237)

Financing activities:
Net increase (decrease) in deposits	$(3,674)	$453
Proceeds from FHLB advances	25,000	15,000
Repayment of FHLB advances	(10,000)	—

At March 31, 2015, we had $21.8 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $63.6 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of March 31, 2015.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of March 31, 2015:

	Total	Used	Unused
	Capacity	Capacity	Capacity

FHLB	$104,685	$75,000	$29,685
Unpledged Marketable Securities	266,227	11,238	254,989
FRB	51,067	—	51,067
	$421,979	$86,238	$335,741

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. Under the memorandum of understanding which the Bank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“NCCOB”) in April 2014 (the “Bank MOU”), the Bank is required to maintain a Tier I leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 11%. The Bank met these required capital ratios and was considered “well capitalized” as of March 31, 2015.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at March 31, 2015 and pre-existing rules at December 31, 2014.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

					To meet the
			For Capital		Requirements of the
	Actual		Adequacy Purposes		Memorandum of Understanding
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Tier 1 Leverage Capital	$107,513	11.96%	$35,967	>4%	$71,934	>8%
Common Equity Tier 1 Capital	$107,513	18.80%	$25,735	>4.5%	N/A	N/A
Tier 1 Risk-based Capital	$107,513	18.80%	$34,313	>6%	N/A	N/A
Total Risk-based Capital	$114,732	20.06%	$45,751	>8%	$62,908	>11%

As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	>4%	$70,880	>8%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	>4%	N/A	N/A
Total Risk-based Capital	$112,246	21.15%	$42,462	>8%	$58,386	>11%
59

The Company exceeded its regulatory capital ratios at March 31, 2015 and December 31, 2014, as set forth in the following table:

			For Capital
	Actual		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Tier I Leverage Capital	$125,646	13.97%	$35,976	>4%
Common Equity Tier 1 Capital	$111,807	19.55%	$25,740	>4.5%
Tier I Risk-based Capital	$111,807	21.97%	$34,321	>6%
Total Risk Based Capital	$132,867	23.23%	$45,761	>8%

As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	>4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	>4%
Total Risk Based Capital	$130,067	24.50%	$42,472	>8%
60

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. Deposits, exclusive of brokered certificates of deposit, decreased to $690.8 million at March 31, 2015, from $693.9 million at December 31, 2014. Brokered deposits declined $0.2 million to $9.0 million at March 31, 2015 from $9.2 million at December 31, 2014. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

We have taken the following steps to reduce our interest rate risk:

·	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

·	limited the fixed rate period on loans within our portfolio

·	utilized our securities portfolio for positioning based on projected interest rate environments;

·	priced certificates of deposit to encourage customers to extend to longer terms;

·	utilized FHLB advances for positioning.

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

	March 31, 2015		December 31, 2014
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	8.1	(17.4)	10.6	(15.5)
+300	5.6	(14.1)	7.3	(12.8)
+200	3.3	(9.9)	4.2	(9.3)
+100	1.3	(5.3)	1.6	(5.1)
—	—	—	—	—
-100	(6.2)	1.3	(6.2)	1.7

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation could result in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation could result in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 3.3% increase in NII as of March 31, 2015 as compared to a 4.2% increase in NII as of December 31, 2014.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has increased from December 31, 2014 to March 31, 2015. For example, a 200 basis point increase in rates would result in a 9.9% decrease in EVE as of March 31, 2015 as compared to a 9.3% decrease in EVE as of December 31, 2014.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, the Companys’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, except for the Regulatory Agreements, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended March 31, 2015.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2014 Annual Report on Form 10-K as filed with the SEC on March 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

None

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

Date: May 11, 2015		Entegra Financial Corp.

(Registrant)
	By:	/s/ David A. Bright
	Name:	David A. Bright
	Title:	Chief Financial Officer
(Authorized Officer)
66

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.
67