Form 10-Q
period 2015-06-30
Entegra Financial Corp.
filed 2015-08-11
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 10, 2015, 6,546,375 shares of the issuer’s common stock (no par value), were issued and outstanding.

1

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$7,793	$7,860
Interest-earning deposits	21,202	51,122
Cash and cash equivalents	28,995	58,982

Investments - available for sale	239,741	219,859
Investments - held to maturity (fair value of $40,534 and $30,890 at June 30, 2015 and December 31, 2014, respectively)	39,777	29,285
Other investments, at cost	7,432	4,908
Loans held for sale	9,635	10,761
Loans receivable	582,466	540,479
Allowance for loan losses	(9,451)	(11,072)
Fixed assets, net	14,981	13,004
Real estate owned	4,710	4,425
Interest receivable	3,236	2,925
Bank owned life insurance	20,638	20,417
Net deferred tax asset	19,351	2,089
Real estate held for investment	2,434	2,489
Loan servicing rights	2,158	2,187
Other assets	3,421	2,910

Total assets	$969,524	$903,648

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$692,537	$703,117
Federal Home Loan Bank advances	120,500	60,000
Junior subordinated notes	14,433	14,433
Other borrowings	2,366	—
Post employment benefits	9,975	9,759
Accrued interest payable	216	323
Other liabilities	2,355	8,697
Total liabilities	842,382	796,329

Commitments and contingencies (Note 14)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,546,375 shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid in capital	63,651	63,651
Retained earnings	65,657	45,937
Accumulated other comprehensive loss	(2,166)	(2,269)
Total shareholders’ equity	127,142	107,319

Total liabilities and shareholders’ equity	$969,524	$903,648

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$6,647	$6,737	$13,117	$14,345
Interest on tax exempt loans	32	16	58	33
Taxable securities	1,278	973	2,514	1,952
Tax-exempt securities	84	92	154	185
Interest-earning deposits	22	18	46	28
Other	49	26	107	47
Total interest and dividend income	8,112	7,862	15,996	16,590

Interest expense:
Deposits	1,149	1,348	2,358	2,689
Federal Home Loan Bank advances	183	174	388	348
Junior subordinated notes	115	52	227	175
Other borrowings	26	—	52	—
Total interest expense	1,473	1,574	3,025	3,212

Net interest income	6,639	6,288	12,971	13,378

Provision for loan losses	—	6	(1,500)	11
Net interest income after provision for loan losses	6,639	6,282	14,471	13,367

Noninterest income:
Servicing income, net	19	147	105	426
Mortgage banking	85	232	340	426
Gain on sale of SBA loans	3	—	214	74
Gain on sale of investments, net	123	317	287	379
Other than temporary impairment on cost method investment	(3)	—	(3)	(76)
Service charges on deposit accounts	317	291	615	589
Interchange fees	322	291	600	541
Bank owned life insurance	133	129	262	258
Other	89	148	207	312
Total noninterest income	1,088	1,555	2,627	2,929

Noninterest expenses:
Compensation and employee benefits	3,817	2,947	7,514	5,894
Net occupancy	731	669	1,433	1,309
Federal Home Loan Bank prepayment penalty	1,762	—	1,762	—
Federal deposit insurance	279	258	563	696
Professional and advisory	261	182	511	380
Data processing	282	276	562	502
Net cost of operation of real estate owned	116	604	332	1,444
Other	933	732	2,080	1,556
Total noninterest expenses	8,181	5,668	14,757	11,781

Income (loss) before taxes	(454)	2,169	2,341	4,515

Income tax expense (benefit)	(17,559)	1,501	(17,379)	1,756

Net income	$17,105	$668	$19,720	$2,759

Earnings per share - basic and diluted	$2.61	N/A	$3.01	N/A
Average shares outstanding - basic and diluted	6,546,375	N/A	6,546,375	N/A

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$17,105	$668	$19,720	$2,759

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(2,172)	2,314	(152)	4,444
Reclassification adjustment for securities gains realized in net income	(123)	(317)	(287)	(379)
Amortization of unrealized loss on securities transferred to held to maturity	493	50	542	100
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	(675)	783	54	1,593
Other comprehensive income (loss), before tax	(2,477)	2,830	157	5,758
Income tax effect related to items of other comprehensive income (loss)	675	(783)	(54)	(1,593)
Other comprehensive income (loss), after tax	(1,802)	2,047	103	4,165

Comprehensive income	$15,303	$2,715	$19,823	$6,924

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	—	$—	$—	$39,994	$(7,476)	$32,518

Net income	—	—	—	2,759	—	2,759
Other comprehensive income, net of tax	—	—	—	—	4,165	4,165
Balance, June 30, 2014	—	$—	$—	$42,753	$(3,311)	$39,442

Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$107,319

Net income	—	—	—	19,720	—	19,720
Other comprehensive income, net of tax	—	—	—	—	103	103
Balance, June 30, 2015	6,546,375	$—	$63,651	$65,657	$(2,166)	$127,142

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$19,720	$2,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	506	433
Security amortization, net	1,007	529
Provision for loan losses	(1,500)	11
Provision for real estate owned	166	1,097
Deferred income tax expense (benefit)	(17,262)	1,756
Net increase (decrease) in deferred loan fees	(110)	(176)
Gain on sales of securities available for sale	(287)	(379)
Other than temporary impairment on cost method investment	3	76
Income on bank owned life insurance, net	(221)	(226)
Mortgage banking income, net	(340)	(426)
Gain on sales of SBA loans	(214)	(74)
Net realized gain on sale of real estate owned	(33)	(10)
Loans originated for sale	(14,950)	(11,495)
Proceeds from sale of loans originated for sale	16,630	9,702
Net change in operating assets and liabilities:
Interest receivable	(311)	2
Loan servicing rights	29	(206)
Other assets	(572)	(481)
Postemployment benefits	216	(264)
Accrued interest payable	(107)	45
Other liabilities	843	61
Net cash provided by operating activities	$3,213	$2,734

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(90,592)	$(43,178)
Maturities/calls and principal repayments	31,890	11,909
Sales	25,707	15,425
Net increase in loans	(25,339)	(12,261)
Purchased loans	(20,369)	—
Proceeds from sale of real estate owned	560	2,134
Real estate owned capitalized costs	(8)	—
Purchase of fixed assets	(2,445)	(423)
Purchase of other investments, at cost	(2,674)	—
Redemptions of other investments, at cost	150	209
Net cash used in investing activities	$(83,120)	$(26,185)
Cash flows from financing activities:
Net increase (decrease) in deposits	$(11,264)	$28,350
Net increase in escrow deposits	684	595
Proceeds from FHLB advances	100,500	—
Repayment of FHLB advances	(40,000)	—
Net cash provided by financing activities	$49,920	$28,945

Increase (decrease) in cash and cash equivalents	(29,987)	5,494

Cash and cash equivalents, beginning of period	$58,982	$34,316

Cash and cash equivalents, end of period	$28,995	$39,810

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$3,132	$3,167

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$1,689	$1,063
Loans originated for disposition of real estate owned	794	863
Transfer of investment securities available for sale to held to maturity	—	4,399

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Macon Bank, Inc. (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Macon Services, Inc., which owned a real estate investment property as of June 30, 2015. The consolidated financials are presented in these financial statements.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than those included in this Quarterly Report on Form 10-Q.

Recent Accounting Standards Updates

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to real estate owned. In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to REO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying its interest in the real estate collateral to the creditor to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. As an emerging growth company, the amendments will be effective for the Company for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. For non-emerging growth companies, the amendments are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. Early implementation of the guidance is permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company has adopted the amendments and the related disclosures are included in Note 6. The amendments did not have a material effect on the Company’s financial statements.

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

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

In connection with the Conversion, the Company sold 6,546,375 shares of common stock at an offering price of $10.00 per share and received gross sales proceeds of $65.5 million. The Company recognized $1.7 million in reorganization and stock issuance costs as of September 30, 2014 which were deducted from the gross sales proceeds. Of the $63.7 million in net sales proceeds, $44.6 million, or approximately 70%, was contributed to the capital of the Bank upon completion of the Conversion on September 30, 2014.

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$39,814	$231	$(52)	$39,993
Municipal securities	32,453	167	(284)	32,336
Mortgage-backed securities	166,199	443	(1,342)	165,300
U.S. Treasury securities	1,500	18	—	1,518
Mutual funds	596	—	(2)	594
	$240,562	$859	$(1,680)	$239,741

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$39,540	$65	$(123)	$39,482
Municipal securities	25,483	225	(150)	25,558
Mortgage-backed securities	153,128	643	(1,053)	152,718
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	590	1	—	591
	$220,241	$944	$(1,326)	$219,859

The amortized cost and estimated fair values of securities held to maturity (“HTM”) as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$21,429	$957	$(42)	$22,344
Municipal securities	12,508	142	(232)	12,418
Mortgage-backed securities	2,890	—	(63)	2,827
Corporate debt securities	2,950	—	(5)	2,945
	$39,777	$1,099	$(342)	$40,534

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$23,193	$1,420	$(5)	$24,608
Municipal securities	4,392	190	—	4,582
Trust preferred securities	1,000	—	—	1,000
Corporate debt securities	700	—	—	700
	$29,285	$1,610	$(5)	$30,890

During the six months ended June 30, 2014, the Bank transferred the following investment securities from available for sale to held to maturity:

At Date of Transfer
During the Six Months Ended
June 30, 2014
(Dollars in thousands)

Book value	$4,473
Market value	4,399

Unrealized loss	$74

There were no transfers of investment securities from available for sale to held to maturity during the six months ended June 30, 2015.

Information pertaining to the activity for the three and six month periods ended June 30, 2015 and 2014 of unrealized losses related to HTM securities (before the impact of income taxes) previously recognized in accumulated other comprehensive income (“AOCI”) is summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning unrealized loss related to HTM securities previously recognized in AOCI	$1,838	$2,036	$1,887	$2,012
Additions for transfers to HTM	—	—	—	74
Amortization of unrealized losses on HTM securities previously recognized in AOCI	(493)	(50)	(542)	(100)
Ending unrealized loss in AOCI related to HTM securities previously recognized in AOCI	$1,345	$1,986	$1,345	$1,986

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$5,685	$42	$—	$—	$5,685	$42
Municipal securities	8,753	232	—	—	8,753	232
Mortgage-backed securities	2,828	63	—	—	2,828	63
Corporate debt securities	745	5	—	—	745	5
	$18,011	$342	$—	$—	$18,011	$342

Available for Sale:
U.S. government agencies	$6,029	$9	$2,957	$43	$8,986	$52
Municipal securities	18,915	262	1,405	22	20,320	284
Mortgage-backed securities	79,607	788	21,952	554	101,559	1,342
Mutual funds	596	2	—	—	596	2
	$105,147	$1,061	$26,314	$619	$131,461	$1,680

	December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$1,995	$5	$—	$—	$1,995	$5
	$1,995	$5	$—	$—	$1,995	$5

Available for Sale:
U.S. government agencies	$14,472	$15	$7,893	$108	$22,365	$123
Municipal securities	4,306	49	8,409	101	12,715	150
Mortgage-backed securities	38,563	217	46,204	836	84,767	1,053
	$57,341	$281	$62,506	$1,045	$119,847	$1,326

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of June 30, 2015 and December 31, 2014 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2015
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	6	1	7
Municipal securities	57	3	60
Mortgage-backed securities	49	14	63
Corporate debt securities	1	—	1
	113	18	131

	December 31, 2014
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	11	3	14
Municipal securities	9	19	28
Mortgage-backed securities	26	27	53
	46	49	95

For the three and six months ended June 30, 2015 and 2014 the Company had proceeds from sales of securities available for sale and their corresponding gross realized gains and losses as detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Gross proceeds	$12,010	$8,503	$25,707	$15,425
Gross realized gains	123	317	307	378
Gross realized losses	—	—	20	—

The Company had securities pledged against deposits and borrowings of approximately $44.0 million and $10.7 million at June 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2015, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$31,828	$31,994
After 5 years through 10 years	21,550	21,489
Over 10 years	20,985	20,958
	74,363	74,441
Mortgage-backed securities	166,199	165,300

Total	$240,562	$239,741

	Held to Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)

After 5 years through 10 years	$8,886	$8,848
Over 10 years	28,001	28,859
	36,887	37,707
Mortgage-backed securities	2,890	2,827

Total	$39,777	$40,534

NOTE 4. LOANS RECEIVABLE

Loans receivable as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$232,167	$227,209
Commercial real estate	192,021	179,435
Home equity loans and lines of credit	54,078	56,561
Residential construction	10,363	7,823
Other construction and land	54,369	50,298
Total real estate loans	542,998	521,326

Commercial and industrial	36,847	19,135
Consumer	5,295	3,200
Total commercial and consumer	42,142	22,335

Loans receivable, gross	585,140	543,661

Less: Net deferred loan fees	(1,585)	(1,695)
Unamortized premium	410	—
Unamortized discount	(1,499)	(1,487)

Loans receivable, net	$582,466	$540,479

The Bank had $148.8 million and $117.9 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2015 and December 31, 2014, respectively. The Bank also had $97.3 million and $97.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2015 and December 31, 2014, respectively.

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

During the six months ended June 30, 2015, the Bank purchased the remaining participation balance of a commercial real estate loan from another community bank. The Bank had previously purchased a 54% participation in the loan from the participating institution. At the date of purchase, the outstanding loan balance purchased was $1.6 million and the loan was purchased at a discount of $0.5 million. The loan was not deemed to be impaired at the time of purchase.

Also during the six months ended June 30, 2015, the Bank purchased $15.2 million in externally sourced loans which were comprised of $2.5 million in commercial SBA guaranteed loans, $10.0 million in commercial and industrial participation loans, and a $2.7 million commercial real estate whole loan purchase.

Included in loans receivable and other borrowings at June 30, 2015 are $2.4 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on purchased loans for the three and six month periods ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014

Discount on purchased loans, beginning of period	$1,587	$1,974	$1,487	$—
Additional discount for new purchases	—	—	484	2,607
Accretion	(88)	(92)	(177)	(187)
Discount applied to charge-offs	—	—	(295)	—
Interest income recognized for repayments and restructurings	—	(217)	—	(755)
Discount on purchased loans, end of period	$1,499	$1,665	$1,499	$1,665

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended June 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

	(Dollars in thousands)

Beginning balance	$2,773	$2,363	$1,168	$304	$1,990	$596	$417	$9,611
Provision	(507)	184	170	38	(304)	82	337	—
Charge-offs	19	15	260	—	67	1	7	369
Recoveries	13	75	2	2	47	3	67	209
Ending balance	$2,260	$2,607	$1,080	$344	$1,666	$680	$814	$9,451

	Three Months Ended June 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

	(Dollars in thousands)

Beginning balance	$3,265	$2,851	$1,453	$501	$3,256	$340	$290	$11,956
Provision	(20)	149	(136)	(14)	125	(61)	(37)	6
Charge-offs	85	205	188	—	132	125	18	753
Recoveries	22	51	17	—	8	150	104	352
Ending balance	$3,202	$2,450	$1,488	$524	$3,712	$259	$321	$11,561

	Six Months Ended June 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(607)	(232)	91	(168)	(1,350)	363	403	(1,500)
Charge-offs	238	45	369	—	86	1	20	759
Recoveries	122	167	25	2	166	10	146	638
Ending balance	$2,260	$2,607	$1,080	$344	$1,666	$680	$814	$9,451

	Six Months Ended June 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

	(Dollars in thousands)

Beginning balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251
Provision	(18)	149	(137)	(14)	130	(62)	(37)	11
Charge-offs	516	1,998	331	—	475	125	63	3,508
Recoveries	23	335	34	—	86	155	174	807
Ending balance	$3,202	$2,450	$1,488	$524	$3,712	$259	$321	$11,561

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	June 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

	(Dollars in thousands)

Allowance for loan losses
Individually evaluated for impairment	$437	$156	$67	$—	$92	$39	$—	$791
Collectively evaluated for impairment	1,823	2,451	1,013	344	1,574	641	814	8,660
	$2,260	$2,607	$1,080	$344	$1,666	$680	$814	$9,451

Loans Receivable
Individually evaluated for impairment	$7,519	$12,695	$1,065	$—	$2,239	$324	$—	$23,842
Collectively evaluated for impairment	224,648	179,326	53,013	10,363	52,130	36,523	5,295	561,298
	$232,167	$192,021	$54,078	$10,363	$54,369	$36,847	$5,295	$585,140

	December 31, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

	(Dollars in thousands)

Allowance for loan losses
Individually evaluated for impairment	$719	$235	$14	$—	$705	$3	$—	$1,676
Collectively evaluated for impairment	2,264	2,482	1,319	510	2,231	305	285	9,396
	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072

Loans Receivable
Individually evaluated for impairment	$9,912	$17,828	$1,686	$—	$3,911	$328	$—	$33,665
Collectively evaluated for impairment	217,297	161,607	54,875	7,823	46,387	18,807	3,200	509,996
	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

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

Beginning as of March 31, 2015, we no longer risk grade consumer purposed loans within all categories for which the individual loan balance is less than $417,000. These loan types provide limited credit information subsequent to origination and therefore may not be properly risk graded within our standard risk grading system. All of our consumer purposed loans are now considered ungraded and will be analyzed on a performing versus non-performing basis. The non-performing ungraded loans will be deemed substandard when determining our classified assets. Consumer purposed loans may include residential loans, home equity loans and lines of credit, residential lot loans, and other consumer loans. This change in risk grading methodology did not have any impact on our allowance for loan losses calculation.

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

The following tables present the recorded investment in gross loans by loan grade:

June 30, 2015
Loan Grade	One-to Four-Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

(Dollars in thousands)

1	$—	$66	$—	$—	$—	$9,669	$11	$9,746
2	—	—	—	—	—	99	—	99
3	11,937	8,747	1,276	567	1,005	484	907	24,923
4	40,356	57,355	2,474	4,914	11,247	17,527	1,620	135,493
5	32,656	94,272	5,860	2,094	20,189	8,139	96	163,306
6	2,995	15,866	—	999	1,973	419	—	22,252
7	4,694	15,715	500	—	3,270	510	—	24,689
	$92,638	$192,021	$10,110	$8,574	$37,684	$36,847	$2,634	$380,508

Ungraded Loan Exposure:

Performing	$137,904	$—	$43,380	$1,789	$16,640	$—	$2,659	$202,372
Nonperforming	1,625	—	588	—	45	—	2	2,260
Subtotal	$139,529	$—	$43,968	$1,789	$16,685	$—	$2,661	$204,632

Total	$232,167	$192,021	$54,078	$10,363	$54,369	$36,847	$5,295	$585,140

December 31, 2014
Loan Grade	One-to Four-Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

(Dollars in thousands)

1	$—	$68	$—	$—	$—	$2,511	$20	$2,599
2	—	—	—	—	—	100	—	100
3	63,065	14,356	5,978	690	5,154	483	454	90,180
4	58,948	37,349	10,424	2,327	9,027	2,917	419	121,411
5	44,445	90,397	10,486	3,048	21,024	6,399	179	175,978
6	5,714	21,232	882	574	2,451	429	1	31,283
7	7,400	14,139	1,568	—	5,404	555	—	29,066
	$179,572	$177,541	$29,338	$6,639	$43,060	$13,394	$1,073	$450,617

Ungraded Loan Exposure:

Performing	$46,247	$1,736	$26,864	$1,119	$7,073	$5,741	$2,125	$90,905
Nonperforming	1,390	158	359	65	165	—	2	2,139
Subtotal	$47,637	$1,894	$27,223	$1,184	$7,238	$5,741	$2,127	$93,044

Total	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$3,723	$362	$2,302	$6,387	$225,780	$232,167
Commercial real estate	4,310	77	561	4,948	187,073	192,021
Home equity and lines of credit	493	—	1,088	1,581	52,497	54,078
Residential construction	119	—	—	119	10,244	10,363
Other construction and land	904	6	669	1,579	52,790	54,369
Commercial	—	9	—	9	36,838	36,847
Consumer	15	4	—	19	5,276	5,295
Total	$9,564	$458	$4,620	$14,642	$570,498	$585,140

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$6,298	$448	$2,669	$9,415	$217,794	$227,209
Commercial real estate	2,136	909	1,006	4,051	175,384	179,435
Home equity and lines of credit	557	528	759	1,844	54,717	56,561
Residential construction	—	—	65	65	7,758	7,823
Other construction and land	1,530	964	473	2,967	47,331	50,298
Commercial	—	22	—	22	19,113	19,135
Consumer	247	4	1	252	2,948	3,200
Total	$10,768	$2,875	$4,973	$18,616	$525,045	$543,661

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$5,337	$5,379	$—	$5,943	$6,096	$—
Commercial real estate	9,514	11,096	—	14,231	16,515	—
Home equity and lines of credit	713	828	—	1,537	1,912	—
Residential construction	—	—	—	—	—	—
Other construction and land	1,236	1,683	—	1,901	2,579	—
Commercial	—	—	—	—	—	—
	$16,800	$18,986	$—	$23,612	$27,102	$—

Loans with a valuation allowance
One-to four-family residential	$2,182	$2,182	$437	$3,969	$4,028	$719
Commercial real estate	3,181	3,181	156	3,597	3,745	235
Home equity and lines of credit	352	510	67	149	149	14
Residential construction	—	—	—	—	—	—
Other construction and land	1,003	1,003	92	2,010	2,010	705
Commercial	324	323	39	328	328	3
	$7,042	$7,199	$791	$10,053	$10,260	$1,676

Total
One-to four-family residential	$7,519	$7,561	$437	$9,912	$10,124	$719
Commercial real estate	12,695	14,277	156	17,828	20,260	235
Home equity and lines of credit	1,065	1,338	67	1,686	2,061	14
Residential construction	—	—	—	—	—	—
Other construction and land	2,239	2,686	92	3,911	4,589	705
Commercial	324	323	39	328	328	3
	$23,842	$26,185	$791	$33,665	$37,362	$1,676

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$5,598	$45	$5,839	$39	$5,607	$87	$5,400	$83
Commercial real estate	9,536	114	15,059	137	9,555	214	14,293	238
Home equity and lines of credit	713	—	1,200	12	714	1	1,126	24
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	1,239	8	5,795	57	1,241	18	6,169	115
Commercial	—	—	18	—	—	—	19	—
	$17,086	$167	$27,911	$245	$17,117	$320	$27,007	$460

Loans with a valuation allowance
One-to four-family residential	$2,190	$22	$4,865	$54	$2,198	$44	$5,215	$116
Commercial real estate	3,186	35	2,573	25	3,196	69	2,790	58
Home equity and lines of credit	431	1	229	2	431	2	303	6
Residential construction	—	—	1,921	—	—	—	1,932	—
Other construction and land	1,009	10	336	24	1,014	21	338	48
Commercial	326	5	—	—	326	10	—	—
	$7,142	$73	$9,924	$105	$7,165	$146	$10,578	$228

Total
One-to four-family residential	$7,788	$67	$10,704	$93	$7,805	$131	$10,615	$199
Commercial real estate	12,722	149	17,632	162	12,751	283	17,083	296
Home equity and lines of credit	1,144	1	1,429	14	1,145	3	1,429	30
Residential construction	—	—	1,921	—	—	—	1,932	—
Other construction and land	2,248	18	6,131	81	2,255	39	6,507	163
Commercial	326	5	18	—	326	10	19	—
	$24,228	$240	$37,835	$350	$24,282	$466	$37,585	$688

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of June 30, 2015 and December 31, 2014. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)

One-to four-family residential	$4,602	$5,661
Commercial real estate	5,602	7,011
Home equity loans and lines of credit	1,086	1,347
Residential construction	—	65
Other construction and land	995	2,679
Commercial	62	15
Consumer	2	2
Non-performing loans	$12,349	$16,780

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	June 30, 2015
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$4,246	$372	$4,618
Commercial real estate	7,550	5,165	12,715
Home equity and lines of credit	130	183	313
Residential construction	—	—	—
Other construction and land	1,430	491	1,921
Commercial	323	14	337

	$13,679	$6,225	$19,904

	December 31, 2014
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,760	$715	$6,475
Commercial real estate	10,710	3,797	14,507
Home equity and lines of credit	443	—	443
Residential construction	—	—	—
Other construction and land	1,519	672	2,191
Commercial	328	16	344

	$18,760	$5,200	$23,960

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the tables below:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	—	$—	$—	1	$1,988	$1,693
	—	$—	$—	1	$1,988	$1,693

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to four-family residential	1	$218	$161	2	$409	$326
Home equity loans and lines of credit	—	—	—	1	50	40
	1	$218	$161	3	$459	$366

Extended payment terms:
Other construction and land	1	$666	$556	2	$720	$596
Commercial real estate	3	4,451	3,039	7	6,770	5,332
Commercial	—	—	—	1	18	12
	4	$5,117	$3,595	10	$7,508	$5,940

The following table summarizes TDRs that defaulted during the three and six month periods ended June 30, 2014 and which were modified as TDRs within the previous 12 months. There were no TDRs that defaulted during the three or six month periods ending June 30, 2015 and which were modified as TDRs within the previous 12 months.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate:
One-to-four family residential	1	$135	1	$135
Home equity and lines of credit	—	—	—	—
Other construction and land	—	—	—	—
	1	$135	1	$135

Extended payment terms:
Commercial real estate	1	$215	1	$215

NOTE 6. REAL ESTATE OWNED

The following tables summarize real estate owned and changes in the valuation allowance for real estate owned as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

	June 30,	December 31,
(Dollars in thousands)	2015	2014

Real estate owned, gross	$6,268	$6,185
Less: Valuation allowance	1,558	1,760

Real estate owned, net	$4,710	$4,425

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Valuation allowance, beginning	$1,606	$5,119	$1,760	$5,560
Provision charged to expense	23	462	91	1,097
Reduction due to disposal	(71)	(2,920)	(293)	(3,996)

Valuation allowance, ending	$1,558	$2,661	$1,558	$2,661

As of June 30, 2015, the Company had $2.7 million in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of June 30, 2015, the Company had $0.7 million of residential real estate properties included in real estate owned.

NOTE 7. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others is detailed below.

June 30, 2015	December 31, 2014
(Dollars in thousands)
$245,209	$246,348

The following summarizes the activity in the balance of loan servicing rights for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Loan servicing rights, beginning of period	$2,232	$2,051	$2,187	$1,883
Capitalization from loans sold	83	162	216	210
Fair value adjustment	(157)	(124)	(245)	(4)
Loan servicing rights, end of period	$2,158	$2,089	$2,158	$2,089

The Bank held custodial escrow deposits of $1.4 million and $0.6 million for loan servicing accounts at June 30, 2015 and December 31, 2014, respectively.

NOTE 8. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the six months ended June 30, 2015 and 2014 and the year ended December 31, 2014.

	As of and for the				As of and for the Year Ended
	Six Months Ended June 30,				December 31,
	2015		2014		2014
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$95,604	$—	$80,959	$—	$86,110	$—
Interest-bearing demand	98,447	76	89,912	63	92,877	149
Money Market	171,475	294	187,268	499	178,320	983
Savings	30,043	16	26,874	18	27,591	36
Time Deposits	296,968	1,972	327,563	2,109	318,219	4,193
	$692,537	$2,358	$712,576	$2,689	$703,117	$5,361

NOTE 9. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances, are as follows for the dates indicated:

	June 30, 2015		December 31, 2014
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2015	$57,000	0.27%	$20,000	0.33%
2016	40,000	0.64%	10,000	0.84%
2017	8,000	1.23%	5,000	1.38%
2018	2,000	1.25%	—	—
2019	12,500	1.82%	10,000	1.83%
2020	1,000	1.78%	15,000	2.79%
	$120,500	0.64%	$60,000	1.37%

During the second quarter of 2015, the Company prepaid a $15.0 million FHLB advance and incurred a prepayment penalty of $1.8 million. The advance, which carried an interest rate equal to 90-day LIBOR plus 2.56% and reset quarterly, was replaced with a $15.0 million three month fixed rate advance at a rate of 0.23%.

NOTE 10. JUNIOR SUBORDINATED DEBT

The Company issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for the Company. The notes accrue and pay interest quarterly at a rate per annum, reset quarterly, equal to 90-day LIBOR plus 2.80% (3.08% at June 30, 2015). The notes mature on March 30, 2034.

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

The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. The Company had previously deferred interest on the notes from December 31, 2010 to December 30, 2014. As of June 30, 2015, the Company was current on all interest payments due.

NOTE 11. INCOME TAXES

During the second quarter of 2015, the Company completed an analysis of all positive and negative evidence in assessing the need to maintain the valuation allowance against its net deferred tax asset. As a result of this analysis, the Company determined that significant positive evidence existed that would support the reversal of $17.6 million of the valuation allowance including the following:

•	A pattern of sustained profitability, excluding non-recurring items, since the first quarter of 2014;
•	A 3 year cumulative profit;
•	Forecasted earnings sufficient to utilize all remaining net operating losses prior to expiration beginning in 2025 for North Carolina and 2032 for Federal;
•	Significant improvements in asset quality;
•	Resolution of all remaining regulatory orders; and
•	A strong capital position enabling future earnings investments.

The remaining valuation allowance of $1.3 million is expected to be reversed through a reduction in the provision for income taxes during the third and fourth quarters of 2015 in accordance with the intra-period tax allocation rules under GAAP.

Remaining in accumulated other comprehensive income is $0.8 million in valuation allowance related to net deferred tax assets on investment securities. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 4.5 years.

The components of net deferred taxes as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$3,554	$4,235
Deferred compensation and post employment benefits	3,523	3,514
Non-accrual interest	264	202
Valuation reserve for other real estate	586	673
North Carolina NOL carryover	1,093	1,404
Federal NOL carryover	12,106	12,392
Unrealized losses on securities	814	867
Other	506	393
Gross deferred tax assets	22,446	23,680
Less: valuation allowance	(1,300)	(19,810)
Total deferred tax assets	21,146	3,870

Deferred tax liabilities:
Fixed assets	302	461
Loan servicing rights	811	813
Deferred loan costs	534	413
Prepaid expenses	148	94
Total deferred tax liabilities	1,795	1,781

Net deferred tax asset	$19,351	$2,089

On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things. Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate was to be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on state income tax revenues announced by the North Carolina Governor’s Office on July 29, 2015, the $20.2 billion revenue target for the fiscal year ended June 30, 2015 was met, resulting in a reduction of the state income tax rate to 4% effective January 1, 2016. As a result, the Company treated this announcement as a subsequent event and recorded a $0.4 million reduction in the net deferred tax asset as of June 30, 2015.

NOTE 12. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

(Dollars in thousands, except per share amounts)	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Numerator:
Net income	$17,105	$19,720
Denominator:
Weighted-average common shares outstanding - basic	6,546,375	6,546,375
Effect of dilutive shares	—	—
Weighted-average common shares outstanding - diluted	6,546,375	6,546,375

Earnings per share - basic	$2.61	$3.01
Earnings per share - diluted	$2.61	$3.01

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on Investment Securities	Total
	(Dollars in thousands)
Balance, beginning of period	$910	$(1,135)	$(139)	$(364)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	(675)	(675)
Change in net unrealized holding losses on securities available for sale	(2,172)	—	—	(2,172)
Reclassification adjustment for net securities gains realized in net income	(123)	—	—	(123)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	493	—	493
Income tax benefit	873	(198)	—	675

Balance, end of period	$(512)	$(840)	$(814)	$(2,166)

	Three Months Ended June 30, 2014
	(Dollars in thousands)
Balance, beginning of period	$(2,052)	$(1,257)	$(2,049)	$(5,358)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities	—	—	782	782
Change in unrealized holding gains on securities available for sale	2,314	—	—	2,314
Reclassification adjustment for net securities gains realized in net income	(317)	—	—	(317)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	50	—	50
Income tax benefit	(763)	(19)	—	(782)

Balance, end of period	$(818)	$(1,226)	$(1,267)	$(3,311)

	Six Months Ended June 30, 2015
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on Investment Securities	Total
	(Dollars in thousands)
Balance, beginning of period	$(236)	$(1,165)	$(868)	$(2,269)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	54	54
Change in net unrealized holding losses on securities available for sale	(152)	—	—	(152)
Reclassification adjustment for net securities gains realized in net income	(287)	—	—	(287)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	542	—	542
Income tax benefit	163	(217)	—	(54)

Balance, end of period	$(512)	$(840)	$(814)	$(2,166)

	Six Months Ended June 30, 2014
	(Dollars in thousands)
Balance, beginning of period	$(3,374)	$(1,242)	$(2,860)	$(7,476)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities	—	—	1,593	1,593
Change in unrealized holding gains on securities available for sale	4,444	—	—	4,444
Reclassification adjustment for net securities gains realized in net income	(379)	—	—	(379)
Transfer of net unrealized loss from available for sale to held to maturity	74	(74)	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	100	—	100
Income tax benefit	(1,583)	(10)	—	(1,593)

Balance, end of period	$(818)	$(1,226)	$(1,267)	$(3,311)

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)

Gain on sale of investments, net	$123	$317	$287	$379
Tax effect	—	—	—	—
Impact, net of tax	123	317	287	379

Interest income - taxable securities	493	50	542	100
Tax effect	—	—	—	—
Impact, net of tax	493	50	542	100

Total reclassifications, net of tax	$616	$367	$829	$479

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s approximate commitments to extend credit:

June 30, 2015
(Dollars in thousands)
Lines of credit	$70,071
Standby letters of credit	654

$70,725

As of June 30, 2015, the Company had outstanding commitments to originate loans as follows:

	June 30, 2015
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$8,746	2.99% to 6.00%
Variable	16,397	3.25% to 6.49%

	$25,143

The allowance for unfunded commitments was $0.1 million at June 30, 2015 and December 31, 2014.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of June 30, 2015 and December 31, 2014.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 15. FAIR VALUE DISCLOSURES

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$39,993	$—	$39,993
Municipal securities	—	32,336	—	32,336
Mortgage-backed securities	—	165,300	—	165,300
U.S. Treasury securities	1,518	—	—	1,518
Mutual funds	594	—	—	594
	2,112	237,629	—	239,741

Loan servicing rights	—	—	2,158	2,158
Forward sales commitments	—	—	5	5
Interest rate lock commitments	—	—	13	13

Total assets	$2,112	$237,629	$2,176	$241,917

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$39,482	$—	$39,482
Municipal securities	—	25,558	—	25,558
Mortgage-backed securities	—	152,718	—	152,718
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	591	—	—	591
	2,101	217,758	—	219,859

Loan servicing rights	—	—	2,187	2,187
Forward sales commitments	—	—	9	9
Interest rate lock commitments	—	—	52	52

Total assets	$2,101	$217,758	$2,248	$222,107

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$2,368	$2,071	$2,248	$1,888

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	83	162	216	210
Fair value adjustment	(157)	(124)	(245)	(4)

Mortgage derivative gains included in Other income	(118)	47	(43)	62

Balance at end of period	$2,176	$2,156	$2,176	$2,156

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either June 30, 2015 or December 31, 2014.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$5,337	$5,337
Commercial real estate	—	—	9,514	9,514
Home equity loans and lines of credit	—	—	904	904
Other construction and land	—	—	1,236	1,236

Real estate owned:
One-to four family residential	—	—	671	671
Commercial real estate	—	—	1,039	1,039
Other construction and land	—	—	3,000	3,000

Total assets	$—	$—	$21,701	$21,701

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$6,407	$6,407
Commercial real estate	—	—	14,551	14,551
Home equity loans and lines of credit	—	—	1,456	1,456
Other construction and land	—	—	2,227	2,227

Real estate owned:
One-to four family residential	—	—	220	220
Commercial real estate	—	—	774	774
Other construction and land	—	—	3,431	3,431

Total assets	$—	$—	$29,066	$29,066

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 or December 31, 2014.

Impaired loans totaling $6.8 million at June 30, 2015 and $9.0 million at December 31, 2014, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2015.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	8 – 25%
		Discount rate	12%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	101 - 107%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at June 30, 2015
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$28,995	$28,995	$28,995	$—	$—
Securities available for sale	239,741	239,741	2,112	237,629	—
Securities held to maturity	39,777	40,534	—	40,534	—
Loans held for sale	9,635	10,293	—	10,293	—
Loans receivable, net	582,466	588,203	—	—	588,203
Other investments, at cost	7,432	7,432	—	7,432	—
Interest receivable	3,236	3,236	—	3,236	—
Bank owned life insurance	20,638	20,638	—	20,638	—
Loan servicing rights	2,158	2,158	—	—	2,158
Forward sales commitments	5	5	—	—	5
Interest rate lock commitments	13	13	—	—	13

Liabilities:
Demand deposits	$395,569	$395,569	$—	$395,569	$—
Time deposits	296,968	300,083	—	—	300,083
Federal Home Loan Bank advances	120,500	122,997	—	122,997	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	216	216	—	216	—

		Fair Value Measurements at December 31, 2014
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$58,982	$58,982	$58,982	$—	$—
Securities available for sale	219,859	219,859	2,101	217,758	—
Securities held to maturity	29,285	30,890	—	30,890	—
Loans held for sale	10,761	11,501	—	11,501	—
Loans receivable, net	529,407	546,450	—	—	546,450
Other investments, at cost	4,908	4,908	—	4,908	—
Interest receivable	2,925	2,925	—	2,925	—
Bank owned life insurance	20,417	20,417	—	20,417	—
Loan servicing rights	2,187	2,187	—	—	2,187
Forward sales commitments	9	9	—	—	9
Interest rate lock commitments	52	52	—	—	52

Liabilities:
Demand deposits	$384,898	$384,898	$—	$384,898	$—
Time deposits	318,219	321,491	—	—	321,491
Federal Home Loan Bank advances	60,000	62,108	—	62,108	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	323	323	—	323	—

NOTE 16. REGULATORY MATTERS

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at June 30, 2015 and pre-existing rules at December 31, 2014.

Following are the required and actual capital amounts and ratios for the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Tier 1 Leverage Capital	$114,336	12.47%	$36,618	>4%	$45,772	>5%
Common Equity Tier 1 Capital	$114,336	18.76%	$27,433	>4.5%	$39,625	>6.5%
Tier 1 Risk-based Capital	$114,336	18.76%	$36,577	>6%	$48,769	>8%
Total Risk-based Capital	$122,063	20.02%	$48,769	>8%	$60,962	>10%

As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	>4%	$44,300	>5%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	>4%	$31,847	>6%
Total Risk-based Capital	$112,246	21.15%	$42,462	>8%	$53,078	>10%

Following are the required and actual capital amounts and ratios for the Company:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Tier I Leverage Capital	$132,570	14.46%	$36,640	>4%
Common Equity Tier 1 Capital	$125,074	20.45%	$27,458	>4.5%
Tier I Risk-based Capital	$132,570	21.70%	$36,611	>6%
Total Risk Based Capital	$140,308	22.97%	$48,814	>8%

As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	>4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	>4%
Total Risk Based Capital	$130,067	24.50%	$42,472	>8%

The Company and the Bank are no longer subject to any regulatory orders.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the occurrence of an ownership change under applicable tax rules that could limit our ability to utilize losses to offset future taxable income;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	credit quality deterioration as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	weaknesses in the real estate market affect the value of real estate serving as collateral for loans in our portfolio

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	increased cybersecurity risk, including potential business disruptions or financial losses;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (“PCAOB”);

•	changes in our key personnel, and our compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends or buyback shares;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the SEC.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2015 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2015 and December 31, 2014, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

We provide a full range of financial services through offices located in Cherokee, Henderson, Jackson, Macon, Polk and Transylvania counties in North Carolina and a loan production office in Greenville, South Carolina which is expected to become a full service branch in the fall of 2015. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

Strategic Plan

We continue to execute on our Board of Director approved strategic plan which involves the following key components:

•	Positioning the Company for long-term independence by building a franchise that will provide above average shareholder returns;
•	Seeking acquisition opportunities that have reasonable earn-back periods and are accretive to return on equity while minimizing book value dilution;
•	Building long term franchise value by diversifying into high growth markets with geographic contiguity to our current markets;
•	Maximizing our capital leverage through organic and acquired asset growth;
•	Rational use of share repurchases to supplement shareholder returns and return excess capital to shareholders, but not at the expense of building long-term value.

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

Earnings Summary

Net income for the three months ended June 30, 2015 was $17.1 million compared to $0.7 million for the same period in 2014. The increase in net income for the quarter was primarily the result of a non-cash income tax benefit resulting from the $17.6 million reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset and partially offset by a FHLB advance prepayment penalty of $1.8 million, increased compensation of $0.9 million, and a decrease in noninterest income of $0.5 million.

Net income for the six months ended June 30, 2015 was $19.7 million compared to $2.8 million for the same period in 2014. The increase in net income for the six month period was primarily a result of the non-cash income tax benefit mentioned above and a negative provision for loan losses of $1.5 million. These items were partially offset by a reduction in net interest income of $0.4 million and an increase in compensation of $1.6 million, and the FHLB advance prepayment penalty of $1.8 million.

Net interest income increased $0.4 million, or 5.6%, to $6.6 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase in net interest income for the period was primarily the result of an increase in interest income on taxable securities of $0.3 million and a decrease in interest expense on deposits of $0.2 million.

Net interest income decreased $0.4 million, or 3.0%, to $13.0 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in net interest income for period was primarily the result of the favorable resolution of two commercial loans in the 2014 period, which resulted in the recognition of approximately $1.1 million of deferred interest and discounts, partially offset by an increase in interest income on taxable securities of $0.6 million and a decrease in interest expense on deposits of $0.3 million.

Due to continued improvement in asset quality and significantly reduced charge-off amounts, no provision for loan losses was needed during the three months ended June 30, 2015 and a negative provision for loan losses of $1.5 million was recognized for the six months ended June 30, 2015.

Non-GAAP Financial Measures

Statements included in this Management’s Discussion and Analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. This Management’s Discussion and Analysis and the accompanying tables discuss financial measures, such core net interest income, core noninterest expense, and core net income, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

We analyze our net interest income, noninterest expense, and net income on a non-GAAP basis in order to exclude non-recurring items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Core Net Interest Income
Net Interest income (GAAP)	$6,639	$6,288	$12,971	$13,378
One-time deferred interest and discounts	—	(218)	—	(1,125)
Core net interest income (Non-GAAP)	$6,639	$6,070	$12,971	$12,253

Core Noninterest Expense
Noninterest expense (GAAP)	$8,181	$5,668	$14,757	$11,781
FHLB prepayment penalty	(1,762)	—	(1,762)	—
Core noninterest expense (Non-GAAP)	$6,419	$5,668	$12,995	$11,781

Core Net Income
Net income (GAAP) (1)	$17,105	$668	$19,720	$2,759
One-time deferred interest and discounts	—	(218)	—	(1,125)
Negative provision for loan losses	—	—	(1,500)	—
FHLB prepayment penalty	1,762	—	1,762	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	(18,017)	818	(18,290)	569
Core net income (Non-GAAP) (1)	$850	$1,268	$1,692	$2,203

(1) - The Company maintained a valuation allowance on its net deferred tax asset during the periods presented and therefore only recognized tax expense (benefit) for adjustments to its tax planning strategies and reversal of valuation allowance on net deferred tax assets. Core net income is reflected to adjust the income tax expense to an estimated 35% effective tax rate after the other adjustments have been applied.

Financial Condition At June 30, 2015 and December 31, 2014

Total assets increased $65.9 million, or 7.3%, to $969.5 million at June 30, 2015 from $903.6 million at December 31, 2014. This increase in assets was comprised primarily of loans, which increased $42.0 million, or 7.8%, investment securities, which increased $30.4 million, or 12.2%, and net deferred tax assets, which increased $17.3 million. The increases in loans and investments were mainly funded by FHLB advances which increased $60.5 million, or 100.8%, and available cash which decreased $30.0 million, or 50.8%.

Total liabilities increased $46.1 million, or 5.8%, to $842.4 million at June 30, 2015 from $796.3 million at December 31, 2014, due primarily to the $60.5 million increase in FHLB advances and partially offset by decreases of $10.6 million in deposits and $6.3 million in other liabilities. The decrease in deposits is mainly attributable to the maturity of the Company’s final brokered deposit of $9.0 million in June 2015.

Total equity increased $19.8 million, or 18.5%, to $127.1 million at June 30, 2015 from $107.3 million at December 31, 2014. This increase was the result of $19.7 million of net income for the period and a $0.1 million improvement in net unrealized holding gains and losses on securities available for sale.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $30.0 million, or 50.8%, to $29.0 million at June 30, 2015 from $59.0 million at December 31, 2014 as a result of cash being used to invest in loans and investment securities. We continue to hold higher than normal levels of liquidity in cash and investments due to the current interest rate environment and in anticipation of rising interest rates.

Investment Securities

Our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	At June 30,		At December 31,
	2015		2014
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$36,814	$37,036	$33,540	$33,572
U.S. Government structured agency obligations	3,000	2,957	6,000	5,910
U.S. Treasury Notes & Bonds	1,500	1,518	1,500	1,510
Municipal obligations	32,453	32,336	25,483	25,558
Mortgage-backed securities:
U.S. Government agency	114,870	114,214	123,321	123,043
SBA securities	40,294	40,095	20,713	20,652
Collateralized mortgage obligations	11,035	10,991	9,094	9,023
Mutual funds	596	594	590	591

Total securities available-for-sale	$240,562	$239,741	$220,241	$219,859

Available-for-sale investment securities increased $19.9 million, or 9.0%, to $239.7 million at June 30, 2015 from $219.9 million at December 31, 2014. We continue to invest our excess cash in available-for-sale securities as loan demand continues at a moderate pace and we grow our overall balance sheet.

Held to maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio as of the most recent quarter and year end.

	At June 30,		At December 31,
	2015		2014
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government and agency securities:
U.S. Government and agency obligations	$5,727	$5,685	$2,000	$1,995
U.S. Government structured agency obligations	15,702	16,659	21,193	22,613
Municipal tax exempt	7,669	7,677	3,805	3,973
Municipal taxable	4,839	4,741	587	609
Collateralized mortgage obligations	2,890	2,827	—	—
Trust preferred securities	—	—	1,000	1,000
Corporate debt securities	2,950	2,945	700	700

Total securities held-to-maturity	$39,777	$40,534	$29,285	$30,890

Held-to-maturity investment securities increased $10.5 million, or 35.8%, to $39.8 million at June 30, 2015 from $29.3 million at December 31, 2014 as a result of the Company purchasing new securities with the intent to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss).

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

	At June 30,		At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$232,167	39.7%	$227,209	41.8%
Commercial	192,021	32.8	179,435	33.0
Home equity loans and lines of credit	54,078	9.2	56,561	10.4
Residential construction	10,363	1.8	7,823	1.4
Other construction and land	54,369	9.3	50,298	9.3
Commercial	36,847	6.3	19,135	3.5
Consumer	5,295	0.9	3,200	0.6
Total loans, gross	$585,140	100.0%	$543,661	100.0%

Less:
Deferred loan fees, net	(1,585)		(1,695)
Unamortized premium	410		—
Unamortized discount	(1,499)		(1,487)

Total loans, net	$582,466		$540,479

Percentage of total assets	60.1%		59.8%

Net loans increased $42.0 million, or 7.8%, to $582.5 million at June 30, 2015 from $540.5 million at December 31, 2014. During 2015, we have experienced an improvement in loan demand which was enhanced by our new loan production office in Greenville, South Carolina and hiring of additional commercial lenders. We believe that economic conditions in our primary market area are continuing to improve, albeit at a moderate pace, and that these improving conditions are contributing to an increase in loan demand.

In addition, we purchased $15.2 million in externally sourced loans during the six months ended June 30, 2015 which were comprised of $2.5 million in commercial SBA guaranteed loans, $10.0 million in commercial and industrial participation loans, and a $2.7 million commercial real estate whole loan purchase. We will continue to evaluate opportunities to purchase loans while properly managing our risk, which we believe serves as a valuable supplement to organic loan growth.

Included in loans receivable and other borrowings at June 30, 2015 are $2.4 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Delinquent Loans

When a loan becomes 15 days past due, we contact the borrower to inquire as to why the loan is past due. When a loan becomes 30 days or more past due, we increase collection efforts to include all available forms of communication. Once a loan becomes 45 days past due, we generally issue a demand letter and further explore the reasons for non-repayment, discuss repayment options, and inspect the collateral. In the event the loan officer or collections staff has reason to believe restructuring will be mutually beneficial to the borrower and the Bank, the borrower will be referred to the Bank’s Credit Administration Staff to explore restructuring alternatives to foreclosure. Once the demand period has expired and it has been determined that restructuring is not a viable option, the Bank’s counsel is instructed to pursue foreclosure.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of June 30, 2015 or December 31, 2014.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At June 30, 2015
Real estate loans:
One- to four-family residential	$3,723	$362	$2,302	$6,387
Commercial	4,310	77	561	4,948
Home equity loans and lines of credit	493	—	1,088	1,581
Residential construction	119	—	—	119
Other construction and land	904	6	669	1,579
Commercial	—	9	—	9
Consumer	15	4	—	19
Total loans	$9,564	$458	$4,620	$14,642
% of total loans, net	1.64%	0.08%	0.79%	2.51%

At December 31, 2014
Real estate loans:
One- to four-family residential	$6,298	$448	$2,669	$9,415
Commercial	2,136	909	1,006	4,051
Home equity loans and lines of credit	557	528	759	1,844
One- to four-family residential construction	—	—	65	65
Other construction and land	1,530	964	473	2,967
Commercial	—	22	—	22
Consumer	247	4	1	252
Total loans	$10,768	$2,875	$4,973	$18,616
% of total loans, net	1.99%	0.53%	0.92%	3.44%

We continue to experience stabilization in our delinquencies compared to prior periods as delinquent loans decreased $4.0 million, or 21.3%, to $14.6 million at June 30, 2015 from $18.6 million at December 31, 2014.

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

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$4,602	$5,661
Commercial	5,602	7,011
Home equity loans and lines of credit	1,086	1,347
Residential construction	—	65
Other construction and land	995	2,679
Commercial	62	15
Consumer	2	2

Total non-performing loans	12,349	16,780

REO:
One- to four-family residential	671	220
Commercial real estate	1,039	774
Residential construction	—	—
Other construction and land	3,000	3,431

Total foreclosed real estate	4,710	4,425

Total non-performing assets	$17,059	$21,205

Troubled debt restructurings still accruing	$13,679	$18,760

Ratios:
Non-performing loans to total loans	2.12%	3.10%
Non-performing assets to total assets	1.76%	2.35%

Non-performing loans decreased $4.4 million, or 26.4%, to $12.4 million at June 30, 2015 from $16.8 million at December 31, 2014. Several commercial real estate and other construction and land relationships returned to accrual status during this period upon demonstration of sustained payment performance and cash flow coverage. In addition, $1.7 million of nonaccrual loans at December 31, 2014 were transferred to real estate owned during the first six months of 2015.

Real estate owned increased $0.3 million, or 6.4%, to $4.7 million at June 30, 2015 from $4.4 million at December 31, 2014. Although real estate owned balances have slightly increased, most of the transfers to real estate owned during the period were 1-4 family residential properties which are normally sold at a faster pace than other property types.

The overall decrease in non-performing assets reflects the improving economy in our primary market area which has resulted in fewer foreclosures and problem assets.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At June 30,	At December 31,
	2015	2014
	(Dollars in thousands)

Classified loans:
Substandard	$26,949	$32,105
Doubtful	—	—
Loss	—	—

Total classified loans:	26,949	32,105
As a % of total loans, net	4.63%	5.94%

Special mention	22,252	31,283

Total criticized loans	$49,201	$63,388
As a % of total loans, net	8.45%	11.73%

Total classified loans decreased $5.2 million, or 16.1%, to $26.9 million at June 30, 2015 from $32.1 million at December 31, 2014. Total criticized loans decreased $14.2 million, or 22.4%, to $49.2 million at June 30, 2015 from $63.4 million at December 31, 2014. These reductions reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

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

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan. We individually evaluate loans classified as “substandard” or nonaccrual and greater than $350,000 for impairment. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property (less an estimate of selling costs if foreclosure or sale of the property is anticipated). If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. Prior to the first quarter of 2015, we more heavily weighted the most recent four quarters than the least recent four quarters. Beginning in the first quarter of 2015, we no longer weight any quarters for our average loss rates. This change in weighting did not have a material impact on our allowance for loan losses methodology. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 14%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•  Non-accrual and classified loans

•  Collateral values

•  Loan concentrations

•  Economic conditions – including unemployment rates, building permits, and a regional economic index.

Qualitative reserve adjustment factors decreased for favorable trends and decreased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2015	2014	2015	2014
	( Dollars in thousands)		( Dollars in thousands)
Balance at beginning of period	$9,611	$11,956	$11,072	$14,251

Charge-offs:
Real Estate:
One- to four-family residential	19	85	238	516
Commercial	15	205	45	1,998
Home equity loans and lines of credit	260	188	369	331
Residential construction	—	—	—	—
Other construction and land	67	132	86	475
Commercial	1	125	1	125
Consumer	7	18	20	63
Total charge-offs	369	753	759	3,508

Recoveries:
Real Estate:
One- to four-family residential	13	22	122	23
Commercial	75	51	167	335
Home equity loans and lines of credit	2	17	25	34
Residential construction	2	—	2	—
Other construction and land	47	8	166	86
Commercial	3	150	10	155
Consumer	67	104	146	174
Total recoveries	209	352	638	807

Net charge-offs	160	401	121	2,701

Provision for loan losses	—	6	(1,500)	11

Balance at end of period	$9,451	$11,561	$9,451	$11,561

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.15%	0.04%	2.02%
Allowance to non-performing loans at period end	76.53%	93.48%	76.53%	93.48%
Allowance to total loans at period end	1.62%	2.18%	1.62%	2.18%

Net charge-offs/recoveries for the quarter ended June 30, 2015 improved by $0.2 million, to net charge-offs of $0.2 million compared to net charge-offs of $0.4 million for the corresponding period in the prior year. For the six months ended June 30, 2015, net charge-offs decreased $2.6 million, or 95.5%, compared to the corresponding period in the prior year. We have continued to experience a reduction in charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong at 76.53% at June 30, 2015 compared to 93.48% at June 30, 2014.

Real Estate Owned (REO)

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

One- to four-family residential	$671	$220
Commercial real estate	1,039	774
Residential construction	—	—
Other construction and land	3,000	3,431
Total	$4,710	$4,425

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$4,917	$8,748	$4,425	$10,506
Additions	372	448	1,689	1,062
Disposals	(564)	(1,253)	(1,321)	(2,979)
Writedowns	(23)	(462)	(91)	(1,097)
Other	8	4	8	(7)
Balance, end of period	$4,710	$7,485	$4,710	$7,485

Real estate owned increased $0.3 million, or 6.4%, to $4.7 million at June 30, 2015 from $4.4 million at December 31, 2014, as transfers to real estate owned exceeded disposals and writedowns during the period. Most of the transfers to real estate owned during the quarter were 1-4 family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

  Future reversals of existing taxable temporary differences;
  Future taxable income exclusive of reversing temporary differences and carry forwards;
  Taxable income in prior carryback years; and
  Tax planning strategies that would, if necessary, be implemented.

During the second quarter of 2015, the Company completed an analysis of all positive and negative evidence in assessing the need to maintain the valuation allowance against its net deferred tax asset. As a result of this analysis, the Company determined that significant positive evidence existed that would support the reversal of $17.6 million of the valuation allowance including the following:

•	A pattern of sustained profitability, excluding non-recurring items, since the first quarter of 2014
•	A 3 year cumulative profit;
•	Forecasted earnings sufficient to utilize all remaining net operating losses prior to expiration beginning in 2025 for North Carolina and 2032 for Federal;
•	Significant improvements in asset quality;
•	Resolution of all remaining regulatory orders; and
•	A strong capital position enabling future earnings investments.

The remaining valuation allowance of $1.3 million is expected to be reversed through a reduction in the provision for income taxes during the third and fourth quarters of 2015 in accordance with the intra-period tax allocation rules under GAAP.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of		As of
	June 30, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Savings accounts	$30,043	4.3%	$27,591	3.9%
Time deposits	296,968	42.9	309,046	44.0
Brokered CDs	—	—	9,173	1.3
Money market accounts	171,475	24.8	178,320	25.4
Interest-bearing demand accounts	98,447	14.2	92,877	13.2
Noninterest-bearing demand accounts	95,604	13.8	86,110	12.2

Total deposits	$692,537	100.0%	$703,117	100.0%

Total deposits decreased $10.6 million, or 1.5%, to $692.5 million at June 30, 2015 from $703.1 million at December 31, 2014. The decrease in deposits is mainly attributable to the maturity of the Company’s final brokered deposit of $9.0 million in June 2015.

FHLB Advances

FHLB advances increased $60.5 million to $120.5 million at June 30, 2015 compared to $60.0 million at December 31, 2014. The additional funds were used to invest in loans and investment securities and to provide funding for future cash needs. The advances had a weighted average rate of 0.64% as of June 30, 2015 compared to 1.37% at December 31, 2014.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at June 30, 2015 and December 31, 2014 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. The effective interest rate was 3.08% and 3.05% at June 30, 2015 and December 31, 2014, respectively.

Equity

Total equity increased $19.8 million, or 18.5%, to $127.1 million at June 30, 2015 from $107.3 million at December 31, 2014. This increase was the result of $19.7 million of net income for the period and a $0.1 million improvement in net unrealized holding gains and losses on securities available for sale.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014.

General. Net income increased $16.4 million to $17.1 million for the three months ended June 30, 2015, compared to net income of $0.7 million for the three months ended June 30, 2014. The increase in net income for the quarter was primarily the result of a non-cash income tax benefit of $17.6 million resulting from the reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset and partially offset by a FHLB advance prepayment penalty of $1.8 million, increased compensation of $0.9 million, and a decrease in noninterest income of $0.5 million.

Income before taxes decreased $2.6 million, or 120.9%, to a loss of $0.5 million for the three months ended June 30, 2015 compared to income of $2.2 million for the three months ended June 30, 2014. The decrease was primarily attributable to the FHLB advance prepayment penalty of $1.8 million, a decrease in noninterest income of $0.5 million, and an increase in compensation related expenses of $0.9 million.

Net Interest Income. Net interest income before provision for loan losses increased to $6.6 million for the three months ended June 30, 2015, compared to $6.3 million for the same period in 2014. The increase is primarily attributable to interest income from increased volume in investment securities during 2015.

The tax-equivalent net interest margin decreased to 3.06% for the quarter ended June 30, 2015 compared to 3.36% for the same period in 2014. The decrease in margin was primarily the result of decreased yields on loans and investments as well as $0.2 million of discounts recognized in the 2014 period from the favorable resolution of a commercial loan.

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

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$567,114	$6,647	4.70%	$531,779	$6,737	5.08%
Loans, tax exempt (1)	4,616	48	4.21%	1,947	24	4.99%
Investments - taxable	255,571	1,278	2.01%	181,657	973	2.15%
Investment tax exempt (1)	9,054	127	5.64%	8,737	139	6.40%
Interest earning deposits	35,102	22	0.25%	29,203	18	0.25%
Other investments, at cost	5,942	49	3.31%	3,450	26	3.02%

Total interest-earning assets	877,399	8,172	3.74%	756,773	7,918	4.20%

Noninterest-earning assets	50,521			49,451

Total assets	$927,920			$806,224

Interest-bearing liabilities:
Savings accounts	$29,008	$8	0.11%	$26,619	$9	0.14%
Time deposits	309,430	961	1.25%	327,430	1,057	1.29%
Money market accounts	175,000	140	0.32%	185,421	248	0.54%
Interest bearing transaction accounts	96,118	40	0.17%	84,116	35	0.17%
Total interest bearing deposits	609,556	1,149	0.76%	623,586	1,349	0.87%

FHLB advances	85,462	183	0.86%	40,000	174	1.74%
Junior subordinated debentures	14,433	115	3.20%	14,433	52	1.45%
Other borrowings	2,159	26	4.83%	—	—	0.00%

Total interest-bearing liabilities	711,610	1,473	0.83%	678,019	1,575	0.93%

Noninterest-bearing deposits	91,090			75,789

Other non interest bearing liabilities	13,570			12,936

Total liabilities	816,270			766,744
Total equity	111,650			39,480

Total liabilities and equity	$927,920			$806,224

Tax-equivalent net interest income		$6,699			$6,343

Net interest-earning assets (2)	$165,789			$78,754

Average interest-earning assets to interest-bearing liabilities	1.23			1.12

Tax-equivalent net interest rate spread (3)			2.91%			3.26%
Tax-equivalent net interest margin (4)			3.06%			3.36%

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

	For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$432	$(522)	$(90)
Loans, tax exempt (2)	28	(4)	24
Investment - taxable	373	(68)	305
Investments - tax exempt (2)	5	(17)	(12)
Interest-earning deposits	4	0	4
Other investments, at cost	20	3	23

Total interest-earning assets	862	(608)	254

Interest-bearing liabilities:
Savings accounts	$1	$(2)	$(1)
Time deposits	(57)	(39)	(96)
Money market accounts	(13)	(95)	(108)
Interest bearing transaction accounts	5	0	5
FHLB advances	128	(119)	9
Junior subordinated debentures	—	63	63
Other borrowings	26	—	26

Total interest-bearing liabilities	90	(192)	(102)

Change in tax-equivalent net interest income	$772	$(416)	$356

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Net interest income before provision for loan losses increased to $6.6 million for the three months ended June 30, 2015, compared to $6.3 million for the same period in 2014. As indicated in the table above, an increase in net interest income of $0.8 million attributable to an improvement in volume was partially offset by a $0.4 million reduction in net interest earned attributable to a reduction in rates. The decline related to rate was primarily the result of the recognition of approximately $0.2 million of discounts recognized during the 2014 period from the favorable resolution of a commercial loan, continued repricing of loans at current market rates, and increased rate competition for new loans. These rate decreases on our interest earning assets were partially offset by decreased rates on deposits and borrowings.

The increase in tax-equivalent net interest income of $0.8 million related to volume was primarily the result of higher average loan and taxable investment balances which increased $38.0 million and $73.9 million, respectively, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase in average loan and investment balances was partially offset by higher average FHLB advance balances which increased $45.5 million over the same periods.

The decrease in tax-equivalent net interest income of $0.4 million related to rate was primarily the result of decreased loan yields due to competition and the recognition of approximately $0.2 million of discounts recognized during the 2014 period as mention above. This was also a contributing factor for the decrease in our loan yields from 5.08% to 4.70% year over year. The decrease in average loan yields was partially offset by the impact of lower average interest bearing deposit yields which decreased 11 basis points to 0.76% in the quarter ended June 30, 2015 as compared to 0.87% in the three months ending June 30, 2014. In addition, a reduction in average rates on FHLB advances from 1.74% during the three months ended June 30, 2014 to 0.86% for the three months ended June 30, 2015 also contributed to the increase in this component of net interest income.

Our tax-equivalent net interest rate spread decreased by 35 basis points to 2.91% for the three months ended June 30, 2015 compared to 3.26% for the three months ended June 30, 2014, and our tax-equivalent net interest margin decreased 30 basis points to 3.06% for the three months ended June 30, 2015, compared to 3.36% for the three months ended June 30, 2014. As mentioned above, the decreases in our interest rate spread and margin were primarily a result of decreased loan yields due to competition and the $0.2 million of deferred interest and discounts recognized during the 2014 period from the favorable resolution of a commercial loan.

Provision for Loan Losses. For the three months ended June 30, 2015, we did not record a provision for loan losses compared to a provision of $5,000 for the same period in the prior year. Factors contributing to no recorded provision for loan losses were the continued improvement in asset quality, significantly reduced charge-off amounts, and a continued decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Servicing income, net	$19	$147	$(128)
Mortgage banking	85	232	(147)
Gain on sale of SBA loans	3	—	3
Gain on sale of investments, net	123	317	(194)
Other than temporary impairment on cost method investment	(3)	—	(3)
Service charges on deposit accounts	317	291	26
Interchange fees	322	291	31
Bank owned life insurance	133	129	4
Other	89	148	(59)

Total	$1,088	$1,555	$(467)

The $0.1 million net decrease in servicing income was primarily the result of the valuation impact of the corresponding loan servicing rights compared to the prior year period.

The $0.1 million decrease in mortgage banking income is primarily due to changes in the valuation of mortgage banking derivatives compared to the prior year.

Net gains on sales of investments decreased $0.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in net gains on sales of investments is due to the sale of investments in the current rate environment having fewer gains than the prior year.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)

Compensation and employee benefits	$3,817	$2,947	$870
Net occupancy	731	669	62
Federal Home Loan Bank prepayment penalty	1,762	—	1,762
Federal deposit insurance	279	258	21
Professional and advisory	261	182	79
Data processing	282	276	6
Net cost of operation of real estate owned	116	604	(488)
Other	933	732	201

Total noninterest expenses	$8,181	$5,668	$2,513

Compensation and employee benefits increased by $0.9 million, or 29.5%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This additional expense is related to increases in our number of employees, annual raises, employee benefits, incentives and commissions. The number of our full-time equivalent employees increased to 196 at June 30, 2015, as compared to 185 at June 30, 2014.

During the quarter, we prepaid a $15.0 million FHLB advance and incurred a prepayment penalty of $1.8 million. The advance, which carried an interest rate equal to 90-day LIBOR plus 2.56% and reset quarterly, was replaced with a $15.0 million three month fixed rate advance at a rate of 0.23%. As a result of the restructuring, the interest rate on the advance was reduced by 2.58% resulting in expected incremental pre-tax annual earnings of approximately $0.4 million.

The net cost of operation of real estate owned decreased $0.5 million, or 80.8%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This reduction reflects decreases in our levels of real estate owned compared to the prior year period along with more stabilized property values.

Income Taxes. We recorded $17.4 million of income tax benefit for the six months ended June 30, 2015, reflecting the reversal of $17.6 million in valuation allowance which was partially offset by tax expense recorded for tax planning strategies prior to the valuation allowance reversal. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014.

General. Net income increased $17.0 million to $19.7 million for the six months ended June 30, 2015, compared to net income of $2.8 million for the six months ended June 30, 2014. The increase in net income for the period was primarily the result of a non-cash income tax benefit of $17.6 million resulting from the reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset and a negative provision for loan losses of $1.5 million which were partially offset by a FHLB advance prepayment penalty of $1.8 million, increased compensation of $1.6 million, and a decrease in noninterest income of $0.4 million.

Income before taxes decreased $2.2 million, or 48.2%, to $2.3 million for the six months ended June 30, 2015 compared to $4.5 million for the six months ended June 30, 2014. The decrease was primarily attributable to the FHLB advance prepayment penalty of $1.8 million, a decrease in noninterest income of $0.4 million, and an increase in compensation related expenses of $1.6 million.

Net Interest Income. Net interest income before provision for loan losses decreased to $13.0 million for the six months ended June 30, 2015, compared to $13.4 million for the same period in 2014. The decrease in net interest income was primarily the result of $1.1 million of deferred interest and discounts recognized in the 2014 period from the favorable resolution of two commercial loans partially offset by increased interest income from investment securities.

The tax-equivalent net interest margin decreased to 3.05% for the six months ended June 30, 2015 compared to 3.64% for the same period in 2014. The decline in margin was primarily the result of decreased yields on loans and investments and the recognition of $1.1 million of deferred interest and discounts recognized during the 2014 period from the favorable resolution of two commercial loans.

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

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$558,488	$13,117	4.74%	$529,305	$14,345	5.47%
Loans, tax exempt (1)	4,073	88	4.35%	1,963	50	5.14%
Investments - taxable	250,422	2,514	2.02%	178,313	1,952	2.21%
Investment tax exempt (1)	7,829	233	6.01%	8,749	280	6.46%
Interest earning deposits	38,633	46	0.24%	24,930	28	0.23%
Other investments, at cost	5,424	107	3.98%	3,546	47	2.67%

Total interest-earning assets	864,869	16,105	3.76%	746,806	16,702	4.51%

Noninterest-earning assets	49,462			48,897

Total assets	$914,331			$795,703

Interest-bearing liabilities:
Savings accounts	$28,480	$16	0.11%	$26,224	$18	0.14%
Time deposits	313,992	1,972	1.27%	325,728	2,109	1.31%
Money market accounts	176,469	294	0.34%	184,203	499	0.55%
Interest bearing transaction accounts	93,365	76	0.16%	81,150	63	0.16%
Total interest bearing deposits	612,306	2,358	0.78%	617,305	2,689	0.88%

FHLB advances	72,811	388	1.07%	40,003	348	1.75%
Junior subordinated debentures	14,433	227	3.17%	14,433	175	2.45%
Other borrowings	1,980	52	5.30%	—	—	0.00%

Total interest-bearing liabilities	701,530	3,025	0.87%	671,741	3,212	0.96%

Noninterest-bearing deposits	88,561			73,238

Other non interest bearing liabilities	13,681			12,548

Total liabilities	803,772			757,527
Total equity	110,559			38,176

Total liabilities and equity	$914,331			$795,703

Tax-equivalent net interest income		$13,080			$13,490

Net interest-earning assets (2)	$163,339			$75,065

Average interest-earning assets to interest-bearing liabilities	1.23			1.11

Tax-equivalent net interest rate spread (3)			2.89%			3.55%
Tax-equivalent net interest margin (4)			3.05%			3.64%

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

	For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$760	$(1,988)	$(1,228)
Loans, tax exempt (2)	47	(9)	38
Investment - taxable	735	(173)	562
Investments - tax exempt (2)	(28)	(19)	(47)
Interest-earning deposits	16	2	18
Other investments, at cost	31	29	60

Total interest-earning assets	1,561	(2,158)	(597)

Interest-bearing liabilities:
Savings accounts	$1	$(3)	$(2)
Time deposits	(75)	(62)	(137)
Money market accounts	(20)	(185)	(205)
Interest bearing transaction accounts	10	3	13
FHLB advances	210	(170)	40
Junior subordinated debentures	—	52	52
Other borrowings	52	—	52

Total interest-bearing liabilities	178	(365)	(187)

Change in tax-equivalent net interest income	$1,383	$(1,793)	$(410)

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Net interest income before provision for loan losses decreased to $13.0 million for the six months ended June 30, 2015, compared to $13.4 million for the same period in 2014. As indicated in the table above, an increase in net interest earned of $1.4 million attributable to an improvement in volume was more than offset by a $1.8 million reduction in net interest earned attributable to a reduction in rates. The decline related to rate was primarily the result of the recognition of approximately $1.1 million of deferred interest and discounts recognized during the 2014 period from the favorable resolution of two commercial loans, continued repricing of loans at current market rates, and increased rate competition for new loans. These rate decreases on our interest earning assets were partially offset by decreased rates on deposits and borrowings.

The increase in tax-equivalent net interest income of $1.4 million related to volume was primarily the result of higher average loan and taxable investment balances which increased $31.3 million and $72.1 million, respectively, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase in average loan and investment balances was partially offset by higher average FHLB advance balances which increased $32.8 million over the same periods.

The decrease in tax-equivalent net interest income of $1.8 million related to rate was primarily the result of the recognition of approximately $1.1 million of deferred interest and discounts recognized during the 2014 period as mentioned above. This was also the main factor for the decrease in our loan yields from 5.47% to 4.74% year over year. The decrease in average loan yields was partially offset by the impact of lower interest bearing deposit rates which decreased 10 basis points to 0.78% for the six months ended June 30, 2015 as compared to 0.88% in the six months ending June 30, 2014. In addition, a reduction in average rates on FHLB advances from 1.75% during the six months ended June 30, 2014 to 1.07% for the six months ended June 30, 2015 also contributed to the increase in this component of net interest income.

Our tax-equivalent net interest rate spread decreased by 66 basis points to 2.89% for the six months ended June 30, 2015 compared to 3.55% for the six months ended June 30, 2014, and our tax-equivalent net interest margin decreased 59 basis points to 3.05% for the six months ended June 30, 2015, compared to 3.64% for the six months ended June 30, 2014. As mentioned above, the decreases in our interest rate spread and margin were primarily a result of the $1.1 million of deferred interest and discounts recognized during the 2014 period from the favorable resolution of two commercial loans.

Provision for Loan Losses. For the six months ended June 30, 2015, we had a negative provision for loan losses of $1.5 million compared to a provision of $11,000 for the same period in the prior year. The decrease in the provision for loan losses was the result of improvements in asset quality, significantly reduced charge-off amounts, and a continued reduction in decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the six month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)
Servicing income, net	$105	$426	$(321)
Mortgage banking	340	426	(86)
Gain on sale of SBA loans	214	74	140
Gain on sale of investments, net	287	379	(92)
Other than temporary impairment on cost method investment	(3)	(76)	73
Service charges on deposit accounts	615	589	26
Interchange fees	600	541	59
Bank owned life insurance	262	258	4
Other	207	312	(105)

Total	$2,627	$2,929	$(302)

The $0.3 million net decrease in servicing income was primarily the result of the valuation impact of the corresponding loan servicing rights compared to the prior year period.

The $0.1 million decrease in mortgage banking income is primarily due to changes in the valuation of mortgage banking derivatives compared to the prior year.

Gains on the sale of SBA loans increased $0.1 million as a result of a larger balance of SBA loans being sold during the six months ended June 30, 2015 compared to the same period in 2014.

Net gains on sales of investments decreased $0.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in net gains on sales of investments is due to the sale of investments in the current rate environment having fewer gains than the prior year.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
	(Dollars in thousands)

Compensation and employee benefits	$7,514	$5,894	$1,620
Net occupancy	1,433	1,309	124
Federal Home Loan Bank prepayment penalty	1,762	—	1,762
Federal deposit insurance	563	696	(133)
Professional and advisory	511	380	131
Data processing	562	502	60
Net cost of operation of real estate owned	332	1,444	(1,112)
Other	2,080	1,556	524

Total noninterest expenses	$14,757	$11,781	$2,976

Compensation and employee benefits increased by $1.6 million, or 27.5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This additional expense is related to increases in our number of employees, annual raises, employee benefits, incentives and commissions. The number of our full-time equivalent employees increased to 196 at June 30, 2015, as compared to 185 at June 30, 2014.

During the second quarter of 2015, we prepaid a $15.0 million FHLB advance and incurred a prepayment penalty of $1.8 million. The advance, which carried an interest rate equal to 90-day LIBOR plus 2.56% and reset quarterly, was replaced with a $15.0 million three month fixed rate advance at a rate of 0.23%. As a result of the restructuring, the interest rate on the advance was reduced by 2.58% resulting in expected incremental pre-tax annual earnings of approximately $0.4 million.

FDIC deposit insurance decreased $0.1 million, or 19.1%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of a reduction in our assessment rates due to an improving risk profile.

The net cost of operation of real estate owned decreased $1.1 million, or 77.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This reduction reflects decreases in our levels of real estate owned compared to the prior year period along with more stabilized property values.

Income Taxes. We recorded $17.4 million of income tax benefit for the six months ended June 30, 2015, reflecting the reversal of $17.6 million in valuation allowance which was partially offset by tax expense recorded for tax planning strategies prior to the valuation allowance reversal. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Operating Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At June 30, 2015, cash and cash equivalents totaled $29.0 million. Included in this total is $5.1 million held at FRB and $16.1 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(14,950)	$(11,495)
Proceeds from loans originated for sale	16,630	9,702

Investing activities:
Purchases of investments	$(90,592)	$(43,178)
Maturities and principal repayments of investments	31,890	11,909
Sales of investments	25,707	15,425
Net increase in loans	(25,339)	(12,261)
Purchase of loans	(20,369)	—
Purchases of fixed assets	(2,445)	(423)
Purchases of other investments, at cost	(2,674)	—

Financing activities:
Net increase (decrease) in deposits	$(11,264)	$28,350
Proceeds from FHLB advances	100,500	—
Repayment of FHLB advances	(40,000)	—

At June 30, 2015, we had $25.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $70.7 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of June 30, 2015.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of June 30, 2015:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$132,533	$120,500	$12,033
Unpledged Marketable Securities	277,480	44,026	233,454
FRB	51,285	—	51,285
	$461,298	$164,526	$296,772

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at June 30, 2015 and pre-existing rules at December 31, 2014.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Tier 1 Leverage Capital	$114,336	12.47%	$36,618	>4%	$45,772	>5%
Common Equity Tier 1 Capital	$114,336	18.76%	$27,433	>4.5%	$39,625	>6.5%
Tier 1 Risk-based Capital	$114,336	18.76%	$36,577	>6%	$48,769	>8%
Total Risk-based Capital	$122,063	20.02%	$48,769	>8%	$60,962	>10%

As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	>4%	$44,300	>5%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	>4%	$31,847	>6%
Total Risk-based Capital	$112,246	21.15%	$42,462	>8%	$53,078	>10%

The Company exceeded its regulatory capital ratios at June 30, 2015 and December 31, 2014, as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Tier I Leverage Capital	$132,570	14.46%	$36,640	>4%
Common Equity Tier 1 Capital	$125,074	20.45%	$27,458	>4.5%
Tier I Risk-based Capital	$132,570	21.70%	$36,611	>6%
Total Risk Based Capital	$140,308	22.97%	$48,814	>8%

As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	>4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	>4%
Total Risk Based Capital	$130,067	24.50%	$42,472	>8%

The Company and the Bank are no longer subject to any regulatory orders.

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

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. Deposits, exclusive of brokered certificates of deposit, decreased to $692.5 million at June 30, 2015, from $693.9 million at December 31, 2014. Brokered deposits declined $9.2 million to zero at June 30, 2015 from $9.2 million at December 31, 2014. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

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

	June 30, 2015		December 31, 2014
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	4.9	(17.9)	10.6	(15.5)
+300	3.2	(14.5)	7.3	(12.8)
+200	1.7	(10.4)	4.2	(9.3)
+100	0.4	(5.8)	1.6	(5.1)
—	—	—	—	—
-100	(5.0)	3.6	(6.2)	1.7

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation could result in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation could result in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 1.7% increase in NII as of June 30, 2015 as compared to a 4.2% increase in NII as of December 31, 2014.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has increased from December 31, 2014 to June 30, 2015. For example, a 200 basis point increase in rates would result in a 10.4% decrease in EVE as of June 30, 2015 as compared to a 9.3% decrease in EVE as of December 31, 2014.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended June 30, 2015.

Item 1A.   Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2014 Annual Report on Form 10-K as filed with the SEC on March 30, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.      Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

None

Item 6.      Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2015	Entegra Financial Corp.
(Registrant)

	By:	/s/ David A. Bright
	Name:	David A. Bright
	Title:	Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

