Form 10-Q
period 2015-09-30
Entegra Financial Corp.
filed 2015-11-06
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 5, 2015, 6,546,375 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$8,015	$7,860
Interest-earning deposits	34,395	51,122
Cash and cash equivalents	42,410	58,982

Investments - available for sale	229,606	219,859
Investments - held to maturity (fair value of $39,748 and $30,890 at September 30, 2015 and December 31, 2014, respectively)	38,582	29,285
Other investments, at cost	8,069	4,908
Loans held for sale	4,771	10,761
Loans receivable	601,539	540,479
Allowance for loan losses	(9,633)	(11,072)
Fixed assets, net	15,282	13,004
Real estate owned	5,379	4,425
Interest receivable	3,366	2,925
Bank owned life insurance	20,748	20,417
Net deferred tax asset	18,097	2,089
Real estate held for investment	—	2,489
Loan servicing rights	2,318	2,187
Other assets	3,787	2,910

Total assets	$984,321	$903,648

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$683,073	$703,117
Federal Home Loan Bank advances	135,500	60,000
Junior subordinated notes	14,433	14,433
Other borrowings	2,450	—
Post employment benefits	10,076	9,759
Accrued interest payable	205	323
Other liabilities	7,749	8,697
Total liabilities	853,486	796,329

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,546,375 shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid in capital	63,651	63,651
Retained earnings	67,822	45,937
Accumulated other comprehensive loss	(638)	(2,269)
Total shareholders’ equity	130,835	107,319

Total liabilities and shareholders’ equity	$984,321	$903,648

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$6,824	$6,677	$19,941	$21,022
Interest on tax exempt loans	40	17	98	50
Taxable securities	1,345	1,024	3,859	2,976
Tax-exempt securities	104	85	258	270
Interest-earning deposits	13	21	59	49
Other	75	89	182	136
Total interest and dividend income	8,401	7,913	24,397	24,503

Interest expense:
Deposits	1,014	1,362	3,372	4,051
Federal Home Loan Bank advances	203	178	591	526
Junior subordinated notes	115	207	342	382
Other borrowings	28	—	80	—
Total interest expense	1,360	1,747	4,385	4,959

Net interest income	7,041	6,166	20,012	19,544

Provision for loan losses	—	16	(1,500)	27
Net interest income after provision for loan losses	7,041	6,150	21,512	19,517

Noninterest income:
Servicing income, net	128	66	233	492
Mortgage banking	284	145	624	571
Gain on sale of SBA loans	467	15	681	89
Gain on sale of investments, net	35	273	322	652
Other than temporary impairment on cost method investment	—	—	(3)	(76)
Service charges on deposit accounts	291	299	906	888
Interchange fees	339	295	939	836
Bank owned life insurance	115	115	343	341
Other	164	208	371	520
Total noninterest income	1,823	1,416	4,416	4,313

Noninterest expenses:
Compensation and employee benefits	3,527	2,865	11,007	8,727
Net occupancy	734	655	2,167	1,964
Federal Home Loan Bank prepayment penalties	—	—	1,762	—
Federal deposit insurance	179	275	742	971
Professional and advisory	275	149	786	529
Data processing	310	272	872	774
Net cost of operation of real estate owned	171	590	503	2,034
Other	1,018	771	3,098	2,327
Total noninterest expenses	6,214	5,577	20,937	17,326

Income before taxes	2,650	1,989	4,991	6,504

Income tax expense (benefit)	485	107	(16,894)	1,863

Net income	$2,165	$1,882	$21,885	$4,641

Earnings per share - basic and diluted	$0.33	$0.29	$3.34	$0.71
Average shares outstanding - basic and diluted	6,546,375	6,546,375	6,546,375	6,546,375

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$2,165	$1,882	$21,885	$4,641

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	2,172	(505)	2,020	3,939
Reclassification adjustment for securities gains realized in net income	(35)	(273)	(322)	(652)
Amortization of unrealized loss on securities transferred to held to maturity	163	50	705	150
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	95	(278)	149	1,315
Other comprehensive income (loss), before tax	2,395	(1,006)	2,552	4,752
Income tax effect related to items of other comprehensive income (loss)	(867)	278	(921)	(1,315)
Other comprehensive income (loss), after tax	1,528	(728)	1,631	3,437

Comprehensive income	$3,693	$1,154	$23,516	$8,078

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	—	$—	$—	$39,994	$(7,476)	$32,518

Net income	—	—	—	4,641	—	4,641
Other comprehensive income, net of tax	—	—	—	—	3,437	3,437

Issuance of common stock	—	—	65,464	—	—	65,464
Common stock issuance costs	—	—	(1,731)	—	—	(1,731)
Balance, September 30, 2014	—	$—	$63,733	$44,635	$(4,039)	$104,329

Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$107,319

Net income	—	—	—	21,885	—	21,885
Other comprehensive income, net of tax	—	—	—	—	1,631	1,631
Balance, September 30, 2015	6,546,375	$—	$63,651	$67,822	$(638)	$130,835

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$21,885	$4,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	744	652
Security amortization, net	1,536	817
Provision for loan losses	(1,500)	27
Provision for real estate owned	250	1,508
Deferred income tax expense (benefit)	(16,744)	1,713
Net increase (decrease) in deferred loan fees	(182)	302
Gain on sales of securities available for sale	(322)	(652)
Other than temporary impairment on cost method investment	3	76
Income on bank owned life insurance, net	(331)	(389)
Mortgage banking income, net	(624)	(571)
Gain on sales of SBA loans	(681)	(89)
Net realized (gain) loss on sale of real estate owned	(67)	49
Loans originated for sale	(23,229)	(22,228)
Proceeds from sale of loans originated for sale	30,524	16,113
Net change in operating assets and liabilities:
Interest receivable	(441)	(334)
Loan servicing rights	(131)	(181)
Other assets	(938)	(440)
Postemployment benefits	317	(349)
Accrued interest payable	(118)	244
Other liabilities	1,324	863
Net cash provided by operating activities	$11,275	$1,772

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(98,117)	$(72,408)
Maturities/calls and principal repayments	46,492	19,600
Sales	33,848	18,833
Net increase in loans	(40,579)	(10,930)
Purchased loans	(22,394)	—
Proceeds from sale of real estate owned	1,213	3,157
Real estate owned capitalized costs	(51)	(59)
Purchase of fixed assets	(2,984)	(885)
Disposal of real estate held for investment	2,430	—
Purchase of other investments, at cost	(3,311)	(562)
Redemptions of other investments, at cost	150	209
Net cash used in investing activities	$(83,303)	$(43,045)
Cash flows from financing activities:
Net increase (decrease) in deposits	$(20,947)	$26,447
Net increase in escrow deposits	903	870
Proceeds from FHLB advances	170,600	—
Repayment of FHLB advances	(95,100)	—
Proceeds from sale of common stock	—	63,733
Net cash provided by financing activities	$55,456	$91,050

Increase (decrease) in cash and cash equivalents	(16,572)	49,777

Cash and cash equivalents, beginning of period	$58,982	$34,316

Cash and cash equivalents, end of period	$42,410	$84,093

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$4,503	$4,715

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$3,030	$1,516
Loans originated for disposition of real estate owned	810	1,249
Transfer of investment securities available for sale to held to maturity	—	4,399
Purchased loans and investments to be settled	4,913	—

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Macon Services, Inc., which was inactive as of September 30, 2015. The consolidated financials are presented in these financial statements.

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for annual periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. For non-emerging growth companies, the guidance will be effective for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

NOTE 3. BRANCH ACQUISITION

On August 13, 2015, the Bank entered into an agreement with Arthur State Bank to acquire two bank branches in Anderson and Chesnee, South Carolina. The two branches have approximately $42 million in deposits and $9 million in loans. The Bank will pay a deposit premium of approximately 2.87% as part of the transaction which is expected to close in December 2015.

NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government agencies	$28,068	$413	$—	$28,481
Municipal securities	35,610	361	(106)	35,865
Mortgage-backed securities	162,513	1,081	(474)	163,120
U.S. Treasury securities	1,500	36	—	1,536
Mutual funds	599	5	—	604
	$228,290	$1,896	$(580)	$229,606

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government agencies	$39,540	$65	$(123)	$39,482
Municipal securities	25,483	225	(150)	25,558
Mortgage-backed securities	153,128	643	(1,053)	152,718
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	590	1	—	591
	$220,241	$944	$(1,326)	$219,859

The amortized cost and estimated fair values of securities held to maturity (“HTM”) as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government agencies	$18,595	$1,097	$—	$19,692
Municipal securities	12,468	157	(103)	12,522
Mortgage-backed securities	2,817	—	—	2,817
U.S. Treasury securities	1,002	1	—	1,003
Corporate debt securities	3,700	14	—	3,714
	$38,582	$1,269	$(103)	$39,748

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government agencies	$23,193	$1,420	$(5)	$24,608
Municipal securities	4,392	190	—	4,582
Trust preferred securities	1,000	—	—	1,000
Corporate debt securities	700	—	—	700
	$29,285	$1,610	$(5)	$30,890

During the nine months ended September 30, 2014, the Company transferred the following investment securities from available for sale to held to maturity:

At Date of Transfer
During the Nine Months Ended
September 30, 2014
(Dollars in thousands)
Book value	$4,473
Market value	4,399
Unrealized loss	$74

There were no transfers of investment securities from available for sale to held to maturity during the nine months ended September 30, 2015.

Information pertaining to the activity for the three and nine month periods ended September 30, 2015 and 2014 of unrealized losses related to HTM securities (before the impact of income taxes) previously recognized in accumulated other comprehensive income (“AOCI”) is summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning unrealized loss related to HTM securities previously recognized in AOCI	$1,345	$1,986	$1,887	$2,012
Additions for transfers to HTM	—	—	—	74
Amortization of unrealized losses on HTM securities previously recognized in AOCI	(163)	(50)	(705)	(150)
Ending unrealized loss related to HTM securities previously recognized in AOCI	$1,182	$1,936	$1,182	$1,936

Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Held to Maturity:
Municipal securities	7,400	103	—	—	7,400	103
	$7,400	$103	$—	$—	$7,400	$103
Available for Sale:
Municipal securities	10,646	74	947	32	11,593	106
Mortgage-backed securities	34,247	187	22,064	287	56,311	474
	$44,893	$261	$23,011	$319	$67,904	$580

	December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$1,995	$5	$—	$—	$1,995	$5
	$1,995	$5	$—	$—	$1,995	$5
Available for Sale:
U.S. government agencies	$14,472	$15	$7,893	$108	$22,365	$123
Municipal securities	4,306	49	8,409	101	12,715	150
Mortgage-backed securities	38,563	217	46,204	836	84,767	1,053
	$57,341	$281	$62,506	$1,045	$119,847	$1,326

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of September 30, 2015 and December 31, 2014 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	September 30, 2015
	Less Than 12 Months	More Than 12 Months	Total
Municipal securities	34	2	36
Mortgage-backed securities	20	14	34
	54	16	70

	December 31, 2014
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	11	3	14
Municipal securities	9	19	28
Mortgage-backed securities	26	27	53
	46	49	95

For the three and nine months ended September 30, 2015 and 2014 the Company had proceeds from sales of securities available for sale and their corresponding gross realized gains and losses as detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Gross proceeds	$7,941	$3,408	$33,848	$18,833
Gross realized gains	35	301	342	680
Gross realized losses	—	(28)	20	(28)

The Company had securities pledged against deposits and borrowings of approximately $57.5 million and $10.7 million at September 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2015, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,101	$1,105
Over 1 year through 5 years	26,597	26,961
After 5 years through 10 years	16,495	16,681
Over 10 years	21,584	21,739
	65,777	66,486
Mortgage-backed securities	162,513	163,120

Total	$228,290	$229,606

	Held to Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$1,002	$1,003
After 5 years through 10 years	9,894	9,944
Over 10 years	24,869	25,984
	35,765	36,931
Mortgage-backed securities	2,817	2,817

Total	$38,582	$39,748

NOTE 5. LOANS RECEIVABLE

Loans receivable as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$244,642	$227,209
Commercial real estate	204,543	179,435
Home equity loans and lines of credit	52,881	56,561
Residential construction	7,522	7,823
Other construction and land	52,043	50,298
Total real estate loans	561,631	521,326

Commercial and industrial	36,312	19,135
Consumer	6,085	3,200
Total commercial and consumer	42,397	22,335

Loans receivable, gross	604,028	543,661

Less: Net deferred loan fees	(1,514)	(1,695)
Unamortized premium	451	—
Unamortized discount	(1,426)	(1,487)

Loans receivable, net	$601,539	$540,479

The Bank had $123.5 million and $117.9 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2015 and December 31, 2014, respectively. The Bank also had $89.1 million and $97.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2015 and December 31, 2014, respectively.

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

During the nine months ended September 30, 2015, the Bank purchased the remaining participation balance of a commercial real estate loan from another community bank. The Bank had previously purchased a 54% participation in the loan from the participating institution. At the date of purchase, the outstanding loan balance purchased was $1.6 million and the loan was purchased at a discount of $0.5 million. The loan was not deemed to be impaired at the time of purchase.

During the nine months ended September 30, 2015, the Bank purchased other externally sourced loans of which $18.4 million is included in the loan balance as of September 30, 2015. These loans were comprised of $5.3 million in commercial SBA guaranteed loans, $10.5 million in commercial and industrial participation loans, and a $2.7 million commercial real estate whole loan purchase.

Included in loans receivable and other borrowings at September 30, 2015 are $2.5 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on purchased loans for the three and nine month periods ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014

Discount on purchased loans, beginning of period	$1,499	$1,665	$1,487	$—
Additional discount for new purchases	—	—	484	2,607
Accretion	(73)	(89)	(250)	(276)
Discount applied to charge-offs	—	—	(295)	—
Interest income recognized for repayments and restructurings	—	—	—	(755)
Discount on purchased loans, end of period	$1,426	$1,576	$1,426	$1,576

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended September 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,260	$2,607	$1,080	$344	$1,666	$680	$814	$9,451
Provision	272	325	37	(105)	(292)	(213)	(24)	—
Charge-offs	(13)	—	(22)	—	(28)	—	(16)	(79)
Recoveries	108	—	1	1	50	19	82	261
Ending balance	$2,627	$2,932	$1,096	$240	$1,396	$486	$856	$9,633

	Three Months Ended September 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,182	$2,846	$1,146	$487	$3,257	$304	$339	$11,561
Provision	65	(43)	215	82	(343)	118	(78)	16
Charge-offs	(109)	(3)	(26)	—	(10)	(3)	(59)	(210)
Recoveries	165	6	5	—	113	4	112	405
Ending balance	$3,303	$2,806	$1,340	$569	$3,017	$423	$314	$11,772

	Nine Months Ended September 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(335)	93	128	(273)	(1,642)	150	379	(1,500)
Charge-offs	(251)	(45)	(391)	—	(114)	(1)	(36)	(838)
Recoveries	230	167	26	3	216	29	228	899
Ending balance	$2,627	$2,932	$1,096	$240	$1,396	$486	$856	$9,633

	Nine Months Ended September 30, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251
Provision	47	106	78	68	(213)	56	(115)	27
Charge-offs	(625)	(2,001)	(357)	—	(485)	(128)	(122)	(3,718)
Recoveries	188	341	39	—	199	159	286	1,212
Ending balance	$3,303	$2,806	$1,340	$569	$3,017	$423	$314	$11,772

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	September 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$536	$69	$6	$—	$114	$37	$—	$762
Collectively evaluated for impairment	2,091	2,863	1,090	240	1,282	449	856	8,871
	$2,627	$2,932	$1,096	$240	$1,396	$486	$856	$9,633

Loans Receivable
Individually evaluated for impairment	$6,547	$10,107	$313	$—	$1,708	$320	$—	$18,995
Collectively evaluated for impairment	238,095	194,436	52,568	7,522	50,335	35,992	6,085	585,033
	$244,642	$204,543	$52,881	$7,522	$52,043	$36,312	$6,085	$604,028

	December 31, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$719	$235	$14	$—	$705	$3	$—	$1,676
Collectively evaluated for impairment	2,264	2,482	1,319	510	2,231	305	285	9,396
	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072

Loans Receivable
Individually evaluated for impairment	$9,912	$17,828	$1,686	$—	$3,911	$328	$—	$33,665
Collectively evaluated for impairment	217,297	161,607	54,875	7,823	46,387	18,807	3,200	509,996
	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

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

The following tables present the recorded investment in gross loans by loan grade:

September 30, 2015
Loan Grade	One-to Four-Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$66	$—	$—	$—	$7,695	$11	$7,772
2	—	4,484	—	—	—	99	—	4,583
3	18,018	10,897	1,228	543	987	501	1,224	33,398
4	44,290	57,990	2,157	2,696	10,288	12,977	1,610	132,008
5	33,412	99,191	5,704	1,172	20,248	8,912	363	169,002
6	2,959	14,441	—	1,056	1,950	400	—	20,806
7	3,592	13,390	—	—	2,629	476	—	20,087
	$102,271	$200,459	$9,089	$5,467	$36,102	$31,060	$3,208	$387,656

Ungraded Loan Exposure:

Performing	$141,436	$4,084	$43,388	$2,055	$15,896	$5,252	$2,875	$214,986
Nonperforming	935	—	404	—	45	—	2	1,386
Subtotal	$142,371	$4,084	$43,792	$2,055	$15,941	$5,252	$2,877	$216,372

Total	$244,642	$204,543	$52,881	$7,522	$52,043	$36,312	$6,085	$604,028

December 31, 2014
Loan Grade	One-to Four-Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$68	$—	$—	$—	$2,511	$20	$2,599
2	—	—	—	—	—	100	—	100
3	63,065	14,356	5,978	690	5,154	483	454	90,180
4	58,948	37,349	10,424	2,327	9,027	2,917	419	121,411
5	44,445	90,397	10,486	3,048	21,024	6,399	179	175,978
6	5,714	21,232	882	574	2,451	429	1	31,283
7	7,400	14,139	1,568	—	5,404	555	—	29,066
	$179,572	$177,541	$29,338	$6,639	$43,060	$13,394	$1,073	$450,617

Ungraded Loan Exposure:

Performing	$46,247	$1,736	$26,864	$1,119	$7,073	$5,741	$2,125	$90,905
Nonperforming	1,390	158	359	65	165	—	2	2,139
Subtotal	$47,637	$1,894	$27,223	$1,184	$7,238	$5,741	$2,127	$93,044

Total	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$4,299	$770	$987	$6,056	$238,586	$244,642
Commercial real estate	3,187	92	596	3,875	200,668	204,543
Home equity and lines of credit	309	29	404	742	52,139	52,881
Residential construction	—	—	—	—	7,522	7,522
Other construction and land	2,070	7	75	2,152	49,891	52,043
Commercial	309	—	—	309	36,003	36,312
Consumer	25	1	2	28	6,057	6,085
Total	$10,199	$899	$2,064	$13,162	$590,866	$604,028

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$6,298	$448	$2,669	$9,415	$217,794	$227,209
Commercial real estate	2,136	909	1,006	4,051	175,384	179,435
Home equity and lines of credit	557	528	759	1,844	54,717	56,561
Residential construction	—	—	65	65	7,758	7,823
Other construction and land	1,530	964	473	2,967	47,331	50,298
Commercial	—	22	—	22	19,113	19,135
Consumer	247	4	1	252	2,948	3,200
Total	$10,768	$2,875	$4,973	$18,616	$525,045	$543,661

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,907	$3,932	$—	$5,943	$6,096	$—
Commercial real estate	8,308	9,889	—	14,231	16,515	—
Home equity and lines of credit	213	328	—	1,537	1,912	—
Residential construction	—	—	—	—	—	—
Other construction and land	671	919	—	1,901	2,579	—
Commercial	—	—	—	—	—	—
	$13,099	$15,068	$—	$23,612	$27,102	$—

Loans with a valuation allowance
One-to four-family residential	$2,640	$2,658	$536	$3,969	$4,028	$719
Commercial real estate	1,799	1,799	69	3,597	3,745	235
Home equity and lines of credit	100	100	6	149	149	14
Residential construction	—	—	—	—	—	—
Other construction and land	1,037	1,037	114	2,010	2,010	705
Commercial	320	320	37	328	328	3
	$5,896	$5,914	$762	$10,053	$10,260	$1,676

Total
One-to four-family residential	$6,547	$6,590	$536	$9,912	$10,124	$719
Commercial real estate	10,107	11,688	69	17,828	20,260	235
Home equity and lines of credit	313	428	6	1,686	2,061	14
Residential construction	—	—	—	—	—	—
Other construction and land	1,708	1,956	114	3,911	4,589	705
Commercial	320	320	37	328	328	3
	$18,995	$20,982	$762	$33,665	$37,362	$1,676

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,941	$45	$4,793	$41	$4,215	$127	$4,918	$119
Commercial real estate	8,330	79	16,208	167	8,374	257	16,140	521
Home equity and lines of credit	213	6	1,832	13	213	7	1,891	39
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	674	8	4,615	58	680	22	4,748	177
Commercial	—	—	17	—	—	—	18	—
	$13,158	$138	$27,465	$279	$13,482	$413	$27,715	$856

Loans with a valuation allowance
One-to four-family residential	$2,648	$22	$5,214	$53	$3,190	$66	$5,242	$162
Commercial real estate	1,805	20	2,559	28	1,813	61	2,574	84
Home equity and lines of credit	100	1	229	3	100	3	229	9
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	1,043	11	1,902	24	1,843	31	1,920	71
Commercial	322	5	332	5	325	14	336	15
	$5,918	$59	$10,236	$113	$7,271	$175	$10,301	$341

Total
One-to four-family residential	$6,589	$67	$10,007	$94	$7,405	$193	$10,160	$281
Commercial real estate	10,135	99	18,767	195	10,187	318	18,714	605
Home equity and lines of credit	313	7	2,061	16	313	10	2,120	48
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	1,717	19	6,517	82	2,523	53	6,668	248
Commercial	322	5	349	5	325	14	354	15
	$19,076	$197	$37,701	$392	$20,753	$588	$38,016	$1,197

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of September 30, 2015 and December 31, 2014. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)

One-to four-family residential	$2,823	$5,661
Commercial real estate	3,914	7,011
Home equity loans and lines of credit	403	1,347
Residential construction	—	65
Other construction and land	392	2,679
Commercial	67	15
Consumer	2	2
Non-performing loans	$7,601	$16,780

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	September 30, 2015
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$4,418	$—	$4,418
Commercial real estate	6,183	2,967	9,150
Home equity and lines of credit	313	—	313
Residential construction	—	—	—
Other construction and land	1,405	259	1,664
Commercial	320	13	333

	$12,639	$3,239	$15,878

	December 31, 2014
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,760	$715	$6,475
Commercial real estate	10,710	3,797	14,507
Home equity and lines of credit	443	—	443
Residential construction	—	—	—
Other construction and land	1,519	672	2,191
Commercial	328	16	344

	$18,760	$5,200	$23,960

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the tables below:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	—	$—	$—	1	$1,988	$1,693
	—	$—	$—	1	$1,988	$1,693

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to four-family residential	—	$—	$—	2	$409	$326
Commercial real estate	1	280	280	1	280	280
Home equity loans and lines of credit	—	—	—	1	50	40
Other construction and land	1	151	151	1	151	151
	2	$431	$431	5	$890	$797

Extended payment terms:
Other construction and land	—	$—	$—	2	$720	$596
Commercial real estate	—	—	—	7	6,770	5,332
Commercial	—	—	—	1	18	12
	—	$—	$—	10	$7,508	$5,940

The following table summarizes TDRs that defaulted during the three and nine month periods ended September 30, 2014 and which were modified as TDRs within the previous 12 months. There were no TDRs that defaulted during the three or nine month periods ending September 30, 2015 and which were modified as TDRs within the previous 12 months.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate:
One-to-four family residential	—	$—	1	$135
Home equity and lines of credit	1	50	1	50
Other construction and land	—	—	—	—
	1	$50	2	$185

Extended payment terms:
Commercial real estate	—	$—	1	$215

NOTE 7. REAL ESTATE OWNED

The following tables summarize real estate owned and changes in the valuation allowance for real estate owned as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

	September 30,	December 31,
(Dollars in thousands)	2015	2014

Real estate owned, gross	$6,928	$6,185
Less: Valuation allowance	1,549	1,760

Real estate owned, net	$5,379	$4,425

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Valuation allowance, beginning	$1,558	$2,661	$1,760	$5,560
Provision charged to expense	80	411	171	1,508
Reduction due to disposal	(89)	(1,775)	(382)	(5,771)

Valuation allowance, ending	$1,549	$1,297	$1,549	$1,297

As of September 30, 2015, the Company had $0.7 million in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of September 30, 2015, the Company had $1.4 million of residential real estate properties included in real estate owned.

NOTE 8. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014.

	As of and for the				As of and for the
	Nine Months Ended September 30,				Year Ended December 31,
	2015		2014		2014
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$100,413	$—	$82,381	$—	$86,110	$—
Interest-bearing demand	101,182	108	88,669	108	92,877	149
Money Market	170,995	425	188,141	753	178,320	983
Savings	31,468	24	28,115	27	27,591	36
Time Deposits	279,015	2,815	323,367	3,163	318,219	4,193
	$683,073	$3,372	$710,673	$4,051	$703,117	$5,361

NOTE 9. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances, are as follows for the dates indicated:

	September 30, 2015		December 31, 2014
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2015	$57,000	0.31%	$20,000	0.33%
2016	55,000	0.61%	10,000	0.84%
2017	8,000	1.23%	5,000	1.38%
2018	2,000	1.25%	—	—
2019	12,500	1.82%	10,000	1.83%
2020	1,000	1.78%	15,000	2.79%
	$135,500	0.65%	$60,000	1.37%

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

NOTE 10. INCOME TAXES

During the second quarter of 2015, the Company completed an analysis of all positive and negative evidence in assessing the need to maintain the valuation allowance against its net deferred tax asset. As a result of this analysis, the Company determined that significant positive evidence existed that would support the reversal of $17.6 million of the valuation allowance including the following:

•	A pattern of sustained profitability, excluding non-recurring items, since the first quarter of 2014;
•	A 3 year cumulative profit;
•	Forecasted earnings sufficient to utilize all remaining net operating losses prior to expiration beginning in 2025 for North Carolina and 2032 for Federal ;
•	Significant improvements in asset quality;
•	Resolution of all remaining regulatory orders; and
•	A strong capital position enabling future earnings investments.

As of June 30, 2015, the Company maintained an additional $1.3 million valuation allowance of which $0.5 million was reversed during the quarter ended September 30, 2015. The remaining $0.8 million in valuation allowance is expected to be reversed through a reduction in the provision for income taxes during the fourth quarter of 2015 in accordance with the intra-period tax allocation rules under GAAP.

Remaining in accumulated other comprehensive income is $0.7 million in valuation allowance related to net deferred tax assets on investment securities. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 4.5 years.

The components of net deferred taxes as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$3,622	$4,235
Deferred compensation and post employment benefits	3,554	3,514
Non-accrual interest	251	202
Valuation reserve for other real estate	583	673
North Carolina NOL carryover	1,017	1,404
Federal NOL carryover	11,150	12,392
Unrealized losses on securities	(49)	867
Other	703	393
Gross deferred tax assets	20,831	23,680
Less: valuation allowance	(764)	(19,810)
Total deferred tax assets	20,067	3,870

Deferred tax liabilities:
Fixed assets	301	461
Loan servicing rights	953	813
Deferred loan costs	587	413
Prepaid expenses	129	94
Total deferred tax liabilities	1,970	1,781

Net deferred tax asset	$18,097	$2,089

On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things. Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate was to be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on state income tax revenues announced by the North Carolina Governor’s Office on July 29, 2015, the $20.2 billion revenue target for the fiscal year ended September 30, 2015 was met, resulting in a reduction of the state income tax rate to 4% effective January 1, 2016. As a result, the Company recorded a $0.4 million reduction in the net deferred tax asset as of June 30, 2015.

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

(Dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Numerator:
Net income	$2,165	$21,885
Denominator:
Weighted-average common shares outstanding - basic	6,546,375	6,546,375
Effect of dilutive shares	—	—
Weighted-average common shares outstanding - diluted	6,546,375	6,546,375

Earnings per share - basic	$0.33	$3.34
Earnings per share - diluted	$0.33	$3.34

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Total
	(Dollars in thousands)
Balance, beginning of period	$(512)	$(840)	$(814)	$(2,166)
Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	95	95
Change in net unrealized holding losses on securities available for sale	2,172	—	—	2,172
Reclassification adjustment for net securities gains realized in net income	(35)	—	—	(35)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	163	—	163
Income tax benefit	(807)	(60)	—	(867)

Balance, end of period	$818	$(737)	$(719)	$(638)

	Three Months Ended September 30, 2014
	(Dollars in thousands)
Balance, beginning of period	$(818)	$(1,226)	$(1,267)	$(3,311)
Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	—	(278)	(278)
Change in unrealized holding gains on securities available for sale	(505)	—	—	(505)
Reclassification adjustment for net securities gains realized in net income	(273)	—	—	(273)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	50	—	50
Income tax benefit	298	(20)	—	278

Balance, end of period	$(1,298)	$(1,196)	$(1,545)	$(4,039)

	Nine Months Ended September 30, 2015
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on Investment Securities	Total
	(Dollars in thousands)
Balance, beginning of period	$(236)	$(1,165)	$(868)	$(2,269)
Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	149	149
Change in net unrealized holding losses on securities available for sale	2,020	—	—	2,020
Reclassification adjustment for net securities gains realized in net income	(322)	—	—	(322)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	705	—	705
Income tax benefit	(644)	(277)	—	(921)

Balance, end of period	$818	$(737)	$(719)	$(638)

	Nine Months Ended September 30, 2014
	(Dollars in thousands)
Balance, beginning of period	$(3,374)	$(1,242)	$(2,860)	$(7,476)
Change in deferred tax valuation allowance attributable to unrealized gains on investment securities	—	—	1,315	1,315
Change in unrealized holding gains on securities available for sale	3,939	—	—	3,939
Reclassification adjustment for net securities gains realized in net income	(652)	—	—	(652)
Transfer of net unrealized loss from available for sale to held to maturity	74	(74)	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	150	—	150
Income tax benefit	(1,285)	(30)	—	(1,315)

Balance, end of period	$(1,298)	$(1,196)	$(1,545)	$(4,039)

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)

Gain on sale of investments, net	$35	$273	$322	$652
Tax effect	—	—	—	—
Impact, net of tax	35	273	322	652

Interest income - taxable securities	163	50	705	150
Tax effect	—	—	—	—
Impact, net of tax	163	50	705	150

Total reclassifications, net of tax	$198	$323	$1,027	$802

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s approximate commitments to extend credit:

September 30, 2015
(Dollars in thousands)
Lines of credit	$69,879
Standby letters of credit	708

$70,587

As of September 30, 2015, the Company had outstanding commitments to originate loans as follows:

	September 30, 2015
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$8,337	2.99% to 5.00%
Variable	36,279	2.99% to 6.25%

	$44,616

The allowance for unfunded commitments was $0.1 million at September 30, 2015 and December 31, 2014.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of September 30, 2015 and December 31, 2014.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 14. FAIR VALUE DISCLOSURES

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$28,481	$—	$28,481
Municipal securities	—	35,865	—	35,865
Mortgage-backed securities	—	163,120	—	163,120
U.S. Treasury securities	1,536	—	—	1,536
Mutual funds	604	—	—	604
	2,140	227,466	—	229,606

Loan servicing rights	—	—	2,318	2,318
Forward sales commitments	—	—	12	12
Interest rate lock commitments	—	—	78	78

Total assets	$2,140	$227,466	$2,408	$232,014

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$39,482	$—	$39,482
Municipal securities	—	25,558	—	25,558
Mortgage-backed securities	—	152,718	—	152,718
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	591	—	—	591
	2,101	217,758	—	219,859

Loan servicing rights	—	—	2,187	2,187
Forward sales commitments	—	—	9	9
Interest rate lock commitments	—	—	52	52

Total assets	$2,101	$217,758	$2,248	$222,107

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$2,176	$2,156	$2,248	$1,888

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	215	68	431	278
Fair value adjustment	(55)	(93)	(300)	(97)

Mortgage derivative gains included in Other income	72	(25)	29	37

Balance at end of period	$2,408	$2,106	$2,408	$2,106

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either September 30, 2015 or December 31, 2014.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$4,276	$4,276
Commercial real estate	—	—	8,308	8,308
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	689	689

Real estate owned:
One-to four family residential	—	—	1,422	1,422
Commercial real estate	—	—	1,034	1,034
Other construction and land	—	—	2,923	2,923

Total assets	$—	$—	$18,865	$18,865

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$6,407	$6,407
Commercial real estate	—	—	14,551	14,551
Home equity loans and lines of credit	—	—	1,456	1,456
Other construction and land	—	—	2,227	2,227

Real estate owned:
One-to four family residential	—	—	220	220
Commercial real estate	—	—	774	774
Other construction and land	—	—	3,431	3,431

Total assets	$—	$—	$29,066	$29,066

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 or December 31, 2014.

Impaired loans totaling $5.5 million at September 30, 2015 and $9.0 million at December 31, 2014, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2015.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5 - 30%
		Discount rate	9 - 12%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	101 - 108%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at September 30, 2015
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$42,410	$42,410	$42,410	$—	$—
Securities available for sale	229,606	229,606	2,140	227,466	—
Securities held to maturity	38,582	39,748	—	39,748	—
Loans held for sale	4,771	5,023	—	5,023	—
Loans receivable, net	601,539	608,345	—	—	608,345
Other investments, at cost	8,069	8,069	—	8,069	—
Interest receivable	3,366	3,366	—	3,366	—
Bank owned life insurance	20,748	20,748	—	20,748	—
Loan servicing rights	2,318	2,318	—	—	2,318
Forward sales commitments	12	12	—	—	12
Interest rate lock commitments	78	78	—	—	78

Liabilities:
Demand deposits	$404,058	404,058	$—	$404,058	$—
Time deposits	279,015	281,836	—	—	281,836
Federal Home Loan Bank advances	135,500	138,367	—	138,367	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	205	205	—	205	—

		Fair Value Measurements at December 31, 2014
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$58,982	$58,982	$58,982	$—	$—
Securities available for sale	219,859	219,859	2,101	217,758	—
Securities held to maturity	29,285	30,890	—	30,890	—
Loans held for sale	10,761	11,501	—	11,501	—
Loans receivable, net	529,407	546,450	—	—	546,450
Other investments, at cost	4,908	4,908	—	4,908	—
Interest receivable	2,925	2,925	—	2,925	—
Bank owned life insurance	20,417	20,417	—	20,417	—
Loan servicing rights	2,187	2,187	—	—	2,187
Forward sales commitments	9	9	—	—	9
Interest rate lock commitments	52	52	—	—	52

Liabilities:
Demand deposits	$384,898	$384,898	$—	$384,898	$—
Time deposits	318,219	321,491	—	—	321,491
Federal Home Loan Bank advances	60,000	62,108	—	62,108	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	323	323	—	323	—

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2015 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2015 and December 31, 2014, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

Overview

Entegra Financial Corp. was incorporated on May 31, 2011 to be the holding company for Entegra Bank (the Bank”) upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from the mutual to stock form of organization. Prior to the completion of the conversion, Entegra Financial Corp. did not engage in any significant activities other than organizational activities. On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of Entegra Financial Corp. Also on September 30, 2014, Entegra Financial Corp. completed the initial public offering of its common stock. In this Discussion and Analysis section, terms such as “we,” “us,” “our” and the “Company” refer to Entegra Financial Corp.

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

Recent Events

On August 13, 2015, the Bank entered into an agreement with Arthur State Bank to acquire two bank branches in Anderson and Chesnee, South Carolina. The two branches have approximately $42 million in deposits and $9 million in loans. The Bank will pay a deposit premium of approximately 2.87% as part of the transaction which is expected to close in December 2015.

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

Earnings Summary

Net income for the three months ended September 30, 2015 was $2.2 million compared to $1.9 million for the same period in 2014. The increase in net income for the quarter was primarily the result of increases in net interest income of $0.9 million and gains on sales of SBA loans of $0.5 million along with a reduction in real estate owned costs of $0.4 million which were partially offset by increases in compensation expenses of $0.7 million and other noninterest expenses of $0.2 million.

Net income for the nine months ended September 30, 2015 was $21.9 million compared to $4.6 million for the same period in 2014. The increase in net income for the nine month period was primarily a result of a non-cash income tax benefit resulting from the $18.1 million reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset, a negative provision for loan losses of $1.5 million, an increase on gains on sales of SBA loans of $0.6 million, a decrease in real estate owned costs of $1.5 million, and an increase in net interest income of $0.5 million. These items were partially offset by an increase in compensation expense of $2.3 million and an FHLB advance prepayment penalty of $1.8 million.

Net interest income increased $0.9 million, or 14.2%, to $7.0 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase in net interest income for the period was primarily the result of an increase in interest income on taxable securities of $0.3 million and a decrease in interest expense on deposits of $0.3 million.

Net interest income increased $0.5 million, or 2.4%, to $20.0 million for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in net interest income for the period was primarily the result of an increase in interest income on taxable securities of $0.9 million and a decrease in interest expense on deposits of $0.7 million. These items were partially offset by a reduction in interest income on loans of $1.1 million attributable to the favorable resolution of two commercial loans in the 2014 period, which resulted in the recognition of approximately $1.1 million of deferred interest and discounts.

Due to continued improvement in asset quality and significantly reduced charge-off amounts, no provision for loan losses was needed during the three months ended September 30, 2015 and a negative provision for loan losses of $1.5 million was recognized for the nine months ended September 30, 2015.

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

We analyze our net interest income, noninterest expense, and net income on a non-GAAP basis in order to exclude non-recurring items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Core Net Interest Income
Net Interest income (GAAP)	$7,041	$6,166	$20,012	$19,544
One-time deferred interest and discounts	—	—	—	(1,125)
Core net interest income (Non-GAAP)	$7,041	$6,166	$20,012	$18,419

Core Noninterest Expense
Noninterest expense (GAAP)	$6,214	$5,577	$20,937	$17,326
FHLB prepayment penalty	—	—	(1,762)	—
Core noninterest expense (Non-GAAP)	$6,214	$5,577	$19,175	$17,326

Core Net Income
Net income (GAAP)	$2,165	$1,882	$21,885	$4,641
One-time deferred interest and discounts	—	—	—	(1,125)
Negative provision for loan losses	—	—	(1,500)	—
FHLB prepayment penalty	—	—	1,762	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	(442)	(659)	(18,733)	(20)
Core net income (Non-GAAP)	$1,723	$1,223	$3,414	$3,496

Core Earnings Per Share
Earnings per share (GAAP)	0.33	0.29	3.34	0.71
One-time deferred interest and discounts	—	—	—	(0.17)
Negative provision for loan losses	—	—	(0.23)	—
FHLB prepayment penalty	—	—	0.27	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	(0.07)	(0.10)	(2.86)	(0.00)
Core earnings per share (Non-GAAP)	0.26	0.19	0.52	0.54

Core Return on Average Assets
Return on Average Assets (GAAP)	0.89%	0.87%	3.14%	0.76%
Effect to adjust for one-time deferred interest and discounts	—	—	—	(0.19)
Effect to adjust for negative provision for loan losses	—	—	(0.22)	—
Effect to adjust for FHLB prepayment penalty	—	—	0.26	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	(0.19)	(0.31)	(2.69)	—
Core Return on Average Assets (Non-GAAP)	0.70%	0.56%	0.49%	0.57%

Core Return on Average Equity (2)
Return on Average Equity (GAAP)	6.66%	17.64%	25.07%	15.68%
Effect to adjust for one-time deferred interest and discounts	—	—	—	(3.79)
Effect to adjust for negative provision for loan losses	—	—	(1.72)	—
Effect to adjust for FHLB prepayment penalty	—	—	2.02	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	(1.36)	(6.18)	(21.46)	(0.07)
Core Return on Average Equity (Non-GAAP)	5.30%	11.46%	3.91%	11.82%

Core Efficiency Ratio
Efficiency ratio (GAAP)	70.10%	73.56%	85.71%	72.62%
Effect to adjust for one-time deferred interest and discounts	—	—	—	3.60
Effect to adjust for FHLB prepayment penalty	—	—	(7.21)	—
Core Efficiency Ratio (Non-GAAP)	70.10%	73.56%	$78.50%	$76.22%

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

(2) - Core return on average equity and return on average equity for the three and nine months ended September 30, 2014 reflects our actual average equity, and would have been adversely impacted had the $63.7 million in net stock offering proceeds raised on September 30, 2014 been outstanding during the entire periods presented.

Financial Condition At September 30, 2015 and December 31, 2014

Total assets increased $80.7 million, or 8.9%, to $984.3 million at September 30, 2015 from $903.6 million at December 31, 2014. This increase in assets was comprised primarily of loans, which increased $61.1 million, or 11.3%, investment securities, which increased $19.0 million, or 7.6%, and net deferred tax assets, which increased $16.0 million. The increases in loans and investments were mainly funded by FHLB advances which increased $75.5 million, or 125.8%, and available cash which decreased $16.6 million, or 28.1%.

Total liabilities increased $57.2 million, or 7.2%, to $853.5 million at September 30, 2015 from $796.3 million at December 31, 2014, due primarily to the $75.5 million increase in FHLB advances and partially offset by a decrease of $20.0 million in deposits. The decrease in deposits is mainly attributable to the maturity of the Company’s final brokered deposit of $9.0 million in June 2015 and an intentional decrease in wholesale certificates of deposit.

Total equity increased $23.5 million, or 21.9%, to $130.8 million at September 30, 2015 from $107.3 million at December 31, 2014. This increase was the result of $21.9 million of net income for the period and a $1.6 million improvement in net unrealized holding gains and losses on securities available for sale.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $16.6 million, or 28.1%, to $42.4 million at September 30, 2015 from $59.0 million at December 31, 2014 as a result of cash being used to invest in loans and investment securities. We continue to hold higher than normal levels of liquidity in cash and investments due to the current interest rate environment and in anticipation of rising interest rates.

Investment Securities

Our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	At September 30,		At December 31,
	2015		2014
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$28,068	$28,481	$33,540	$33,572
U.S. Government structured agency obligations	—	—	6,000	5,910
U.S. Treasury Notes & Bonds	1,500	1,536	1,500	1,510
Municipal obligations	35,610	35,865	25,483	25,558
Mortgage-backed securities:
U.S. Government agency	107,590	108,078	123,321	123,043
SBA securities	44,469	44,528	20,713	20,652
Collateralized mortgage obligations	10,454	10,514	9,094	9,023
Mutual funds	599	604	590	591

Total securities available-for-sale	$228,290	$229,606	$220,241	$219,859

Available-for-sale investment securities increased $9.7 million, or 4.4%, to $229.6 million at September 30, 2015 from $219.9 million at December 31, 2014. We continue to grow our investment portfolio as we seek to better leverage our capital.

Held to maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio as of the most recent quarter and year end.

	At September 30,		At December 31,
	2015		2014
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government and agency securities:
U.S. Government and agency obligations	$5,728	$5,757	$2,000	$1,995
U.S. Government structured agency obligations	12,867	13,935	21,193	22,613
U.S. Treasury Notes & Bonds	1,002	1,003
Municipal tax exempt	7,655	7,760	3,805	3,973
Municipal taxable	4,813	4,762	587	609
Collateralized mortgage obligations	2,817	2,817	—	—
Trust preferred securities	—	—	1,000	1,000
Corporate debt securities	3,700	3,714	700	700

Total securities held-to-maturity	$38,582	$39,748	$29,285	$30,890

Held-to-maturity investment securities increased $9.3 million, or 31.8%, to $38.6 million at September 30, 2015 from $29.3 million at December 31, 2014 as a result of the Company purchasing new securities with the intent to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss).

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

	At September 30,		At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$244,642	40.5%	$227,209	41.8%
Commercial	204,543	33.9	179,435	33.0
Home equity loans and lines of credit	52,881	8.8	56,561	10.4
Residential construction	7,522	1.2	7,823	1.4
Other construction and land	52,043	8.6	50,298	9.3
Commercial	36,312	6.0	19,135	3.5
Consumer	6,085	1.0	3,200	0.6
Total loans, gross	$604,028	100.0%	$543,661	100.0%

Less:
Deferred loan fees, net	(1,514)		(1,695)
Unamortized premium	451		—
Unamortized discount	(1,426)		(1,487)

Total loans, net	$601,539		$540,479

Percentage of total assets	61.1%		59.8%

Net loans increased $61.1 million, or 11.3%, to $601.5 million at September 30, 2015 from $540.5 million at December 31, 2014. During 2015, we have experienced an improvement in loan demand which was enhanced by our new loan production office in Greenville, South Carolina and the hiring of additional commercial lenders. We believe that economic conditions in our primary market area are continuing to improve, albeit at a moderate pace, and that these improving conditions are contributing to an increase in loan demand. The amount of commercial real estate and commercial loans as a percentage of total loans continues to increase as we continue to shift our lending focus to these loan types as we develop stronger commercial relationships in all of our markets.

During the nine months ended September 30, 2015, the Bank purchased other externally sourced loans of which $18.4 million is included in the loan balance as of September 30, 2015. These loans were comprised of $5.3 million in commercial SBA guaranteed loans, $10.5 million in commercial and industrial participation loans, and a $2.7 million commercial real estate whole loan purchase. We will continue to evaluate opportunities to purchase loans while properly managing our risk, which we believe serves as a valuable supplement to organic loan growth.

Included in loans receivable and other borrowings at September 30, 2015 are $2.5 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of September 30, 2015 or December 31, 2014.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At September 30, 2015
Real estate loans:
One- to four-family residential	$4,299	$770	$987	$6,056
Commercial	3,187	92	596	3,875
Home equity loans and lines of credit	309	29	404	742
Residential construction	—	—	—	—
Other construction and land	2,070	7	75	2,152
Commercial	309	—	—	309
Consumer	25	1	2	28
Total loans	$10,199	$899	$2,064	$13,162
% of total loans, net	1.70%	0.15%	0.34%	2.19%

At December 31, 2014
Real estate loans:
One- to four-family residential	$6,298	$448	$2,669	$9,415
Commercial	2,136	909	1,006	4,051
Home equity loans and lines of credit	557	528	759	1,844
One- to four-family residential construction	—	—	65	65
Other construction and land	1,530	964	473	2,967
Commercial	—	22	—	22
Consumer	247	4	1	252
Total loans	$10,768	$2,875	$4,973	$18,616
% of total loans, net	1.99%	0.53%	0.92%	3.44%

We continue to experience stabilization in our delinquencies compared to prior periods as delinquent loans decreased $5.5 million, or 29.3%, to $13.2 million at September 30, 2015 from $18.6 million at December 31, 2014.

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

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$2,823	$5,661
Commercial	3,914	7,011
Home equity loans and lines of credit	403	1,347
Residential construction	—	65
Other construction and land	392	2,679
Commercial	67	15
Consumer	2	2

Total non-performing loans	7,601	16,780

REO:
One- to four-family residential	1,422	220
Commercial real estate	1,034	774
Residential construction	—	—
Other construction and land	2,923	3,431

Total foreclosed real estate	5,379	4,425

Total non-performing assets	$12,980	$21,205

Troubled debt restructurings still accruing	$12,639	$18,760

Ratios:
Non-performing loans to total loans	1.26%	3.10%
Non-performing assets to total assets	1.32%	2.35%

Non-performing loans decreased $9.2 million, or 54.7%, to $7.6 million at September 30, 2015 from $16.8 million at December 31, 2014. Several commercial real estate and other construction and land relationships returned to accrual status during this period upon demonstration of sustained payment performance and cash flow coverage. In addition, $1.7 million of nonaccrual loans at December 31, 2014 were transferred to real estate owned during the first nine months of 2015.

Real estate owned increased $1.0 million, or 21.6%, to $5.4 million at September 30, 2015 from $4.4 million at December 31, 2014 primarily attributable to the foreclosure of one residential real estate property. Although real estate owned balances have increased, most of the transfers to real estate owned during the period were 1-4 family residential properties which are normally sold at a faster pace than other property types.

The overall decrease in non-performing assets reflects the improving economy in our primary market area which has resulted in fewer foreclosures and problem assets.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At September 30,	At December 31,
	2015	2014
	(Dollars in thousands)

Classified loans:
Substandard	$21,473	$32,105
Doubtful	—	—
Loss	—	—

Total classified loans:	21,473	32,105
As a % of total loans, net	3.57%	5.94%

Special mention	20,806	31,283

Total criticized loans	$42,279	$63,388
As a % of total loans, net	7.03%	11.73%

Total classified loans decreased $10.6 million, or 33.1%, to $21.5 million at September 30, 2015 from $32.1 million at December 31, 2014. Total criticized loans decreased $21.1 million, or 33.3%, to $42.3 million at September 30, 2015 from $63.4 million at December 31, 2014. These reductions reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2015	2014	2015	2014
	( Dollars in thousands)		( Dollars in thousands)
Balance at beginning of period	$9,451	$11,561	$11,072	$14,251

Charge-offs:
Real Estate:
One- to four-family residential	13	109	251	625
Commercial	—	3	45	2,001
Home equity loans and lines of credit	22	26	391	357
Residential construction	—	—	—	—
Other construction and land	28	10	114	485
Commercial	—	3	1	128
Consumer	16	59	36	122
Total charge-offs	79	210	838	3,718

Recoveries:
Real Estate:
One- to four-family residential	108	165	230	188
Commercial	—	6	167	341
Home equity loans and lines of credit	1	5	26	39
Residential construction	1	—	3	—
Other construction and land	50	113	216	199
Commercial	19	4	29	159
Consumer	82	112	228	286
Total recoveries	261	405	899	1,212

Net charge-offs (recoveries)	(182)	(195)	(61)	2,506

Provision for loan losses	—	16	(1,500)	27

Balance at end of period	$9,633	$11,772	$9,633	$11,772

Ratios:
Net charge-offs to average loans outstanding	(0.12)%	(0.14)%	(0.01)%	0.63%
Allowance to non-performing loans at period end	126.73%	95.04%	126.73%	95.04%
Allowance to total loans at period end	1.60%	2.22%	1.60%	2.22%

We had net recoveries of $0.2 million for the quarter ended September 30, 2015 and for the corresponding period in the prior year. For the nine months ended September 30, 2015, net charge-offs/recoveries decreased $2.6 million, compared to the corresponding period in the prior year. We have continued to experience a reduction in charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong at 126.73% at September 30, 2015 compared to 95.04% at September 30, 2014.

Real Estate Owned (REO)

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

One- to four-family residential	$1,422	$220
Commercial real estate	1,034	774
Residential construction	—	—
Other construction and land	2,923	3,431
Total	$5,379	$4,425

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$4,710	$7,485	$4,425	$10,506
Additions	1,341	454	3,030	1,516
Disposals	(635)	(1,427)	(1,956)	(4,406)
Writedowns	(80)	(411)	(171)	(1,508)
Other	43	66	51	59
Balance, end of period	$5,379	$6,167	$5,379	$6,167

Real estate owned increased $1.0 million, or 21.6%, to $5.4 million at September 30, 2015 from $4.4 million at December 31, 2014, as transfers to real estate owned exceeded disposals and writedowns during the period. The increase is primarily attributable to the foreclosure of one residential real estate property. Most of the transfers to real estate owned during the quarter were 1-4 family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

During the first nine months of 2015, the Company completed an analysis of all positive and negative evidence in assessing the need to maintain the valuation allowance against its net deferred tax asset. As a result of this analysis, the Company determined that significant positive evidence existed that would support the reversal of $18.1 million of the valuation allowance including the following:

•	A pattern of sustained profitability, excluding non-recurring items, since the first quarter of 2014;
•	A 3 year cumulative profit;
•	Forecasted earnings sufficient to utilize all remaining net operating losses prior to expiration beginning in 2025 for North Carolina and 2032 for Federal ;
•	Significant improvements in asset quality;
•	Resolution of all remaining regulatory orders; and
•	A strong capital position enabling future earnings investments.

As of June 30, 2015, the Company maintained an additional $1.3 million valuation allowance of which $0.5 million was reversed during the quarter ended September 30, 2015. The Company re-evaluated estimated pre-tax income for the fourth quarter of 2015 to determine the necessary valuation allowance to be maintained as of September 30, 2015. The remaining $0.8 million in valuation allowance is expected to be reversed through a reduction in the provision for income taxes during the fourth quarter of 2015 in accordance with the intra-period tax allocation rules under GAAP.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of		As of
	September 30, 2015		December 31, 2014
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Savings accounts	$31,468	4.6%	$27,591	3.9%
Time deposits	279,015	40.9	309,046	44.0
Brokered CDs	—	—	9,173	1.3
Money market accounts	170,995	25.0	178,320	25.4
Interest-bearing demand accounts	101,182	14.8	92,877	13.2
Noninterest-bearing demand accounts	100,413	14.7	86,110	12.2

Total deposits	$683,073	100.0%	$703,117	100.0%

Total deposits decreased $20.0 million, or 2.9%, to $683.1 million at September 30, 2015 from $703.1 million at December 31, 2014. The decrease in deposits is mainly attributable to the maturity of the Company’s final brokered deposit of $9.0 million in June 2015 and an intentional decrease in wholesale certificates of deposit. We continue our efforts on reducing our reliance on time deposits and expanding our core deposit relationships which is seen by the decrease in time deposits as a percentage of total deposits to 40.9% at September 30, 2015 from 44.0% at December 31, 2014.

FHLB Advances

FHLB advances increased $75.5 million to $135.5 million at September 30, 2015 compared to $60.0 million at December 31, 2014. The additional funds were used to invest in loans and investment securities as the Company seeks to better leverage its capital. The advances had a weighted average rate of 0.65% as of September 30, 2015 compared to 1.37% at December 31, 2014.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at September 30, 2015 and December 31, 2014 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. The effective interest rate was 3.13% and 3.05% at September 30, 2015 and December 31, 2014, respectively.

Equity

Total equity increased $23.5 million, or 21.9%, to $130.8 million at September 30, 2015 from $107.3 million at December 31, 2014. This increase was the result of $21.9 million of net income for the period and a $1.6 million improvement in net unrealized holding gains and losses on securities available for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014.

General. Net income increased $0.3 million to $2.2 million for the three months ended September 30, 2015, compared to net income of $1.9 million for the three months ended September 30, 2014. The increase in net income for the quarter was primarily the result of increases in net interest income of $0.9 million and gains on sales of SBA loans of $0.5 million along with a reduction in real estate owned costs of $0.4 million which were partially offset by a decrease in gains on sales of investments of $0.2 million, increases in compensation expenses of $0.7 million and other noninterest expenses of $0.2 million.

Net Interest Income. Net interest income before provision for loan losses increased to $7.0 million for the three months ended September 30, 2015, compared to $6.2 million for the same period in 2014. The increase is primarily attributable to interest income from increased volume in investment securities during 2015 and a reduction in interest expense on deposits.

The tax-equivalent net interest margin increased to 3.13% for the quarter ended September 30, 2015 compared to 3.04% for the same period in 2014. The increase in margin was primarily the result of decreased rates on deposits and FHLB advances.

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

	For the Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$588,210	$6,824	4.60%	$539,301	$6,677	4.91%
Loans, tax exempt (1)	5,630	61	4.27%	2,010	25	4.93%
Investments - taxable	260,229	1,345	2.05%	199,832	1,024	2.03%
Investment tax exempt (1)	13,659	158	4.58%	7,930	129	6.44%
Interest earning deposits	25,993	13	0.20%	58,086	21	0.14%
Other investments, at cost	7,456	75	3.99%	3,837	81	8.38%

Total interest-earning assets	901,177	8,475	3.73%	810,996	7,957	3.89%

Noninterest-earning assets	67,463			50,884

Total assets	$968,640			$861,880

Interest-bearing liabilities:
Savings accounts	$30,920	$8	0.10%	$27,702	$9	0.13%
Time deposits	288,453	843	1.16%	327,384	1,054	1.28%
Money market accounts	171,459	131	0.30%	188,547	254	0.53%
Interest bearing transaction accounts	98,094	32	0.13%	88,825	45	0.20%
Total interest bearing deposits	588,926	1,014	0.68%	632,458	1,362	0.85%

FHLB advances	121,001	203	0.67%	40,001	178	1.77%
Junior subordinated debentures	14,433	115	3.16%	14,433	207	5.69%
Other borrowings	2,427	28	4.58%	—	—	0.00%

Total interest-bearing liabilities	726,787	1,360	0.74%	686,892	1,747	1.01%

Noninterest-bearing deposits	98,336			120,206

Other non interest bearing liabilities	14,479			12,451

Total liabilities	839,602			819,549
Total equity	129,038			42,331

Total liabilities and equity	$968,640			$861,880

Tax-equivalent net interest income		$7,115			$6,210

Net interest-earning assets (2)	$174,390			$124,104

Average interest-earning assets to interest-bearing liabilities	1.24			1.18

Tax-equivalent net interest rate spread (3)			2.99%			2.88%
Tax-equivalent net interest margin (4)			3.13%			3.04%

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

	For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$583	$(436)	$147
Loans, tax exempt (2)	39	(4)	36
Investment - taxable	312	9	321
Investments - tax exempt (2)	74	(45)	29
Interest-earning deposits	(14)	6	(8)
Other investments, at cost	51	(57)	(6)

Total interest-earning assets	1,045	(527)	518

Interest-bearing liabilities:
Savings accounts	$1	$(2)	$(1)
Time deposits	(119)	(92)	(211)
Money market accounts	(21)	(102)	(123)
Interest bearing transaction accounts	4	(17)	(13)
FHLB advances	189	(164)	25
Junior subordinated debentures	—	(92)	(92)
Other borrowings	28	—	28

Total interest-bearing liabilities	82	(469)	(387)

Change in tax-equivalent net interest income	$963	$(58)	$905

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Net interest income before provision for loan losses increased to $7.0 million for the three months ended September 30, 2015, compared to $6.2 million for the same period in 2014. As indicated in the table above, an increase in net interest income of $1.0 million attributable to an improvement in volume was partially offset by a $0.1 million reduction in net interest earned attributable to a reduction in rates. These rate decreases on our interest earning assets were mostly offset by decreased rates on deposits and borrowings.

The increase in tax-equivalent net interest income of $1.0 million related to volume was primarily the result of higher average loan and taxable investment balances which increased $52.5 million and $60.4 million, respectively, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in average loan and investment balances was partially offset by higher average FHLB advance balances which increased $81.0 million over the same periods.

The decrease in tax-equivalent net interest income of $0.1 million related to rate was primarily the result of decreased loan yields due to a declining rate environment. The decrease in average loan yields was mostly offset by the impact of lower average interest bearing deposit yields which decreased 17 basis points to 0.68% in the quarter ended September 30, 2015 as compared to 0.85% in the three months ending September 30, 2014. In addition, a reduction in average rates on FHLB advances from 1.77% during the three months ended September 30, 2014 to 0.67% for the three months ended September 30, 2015 also contributed to the increase in this component of net interest income.

Our tax-equivalent net interest rate spread increased by 11 basis points to 2.99% for the three months ended September 30, 2015 compared to 2.88% for the three months ended September 30, 2014, and our tax-equivalent net interest margin increased 9 basis points to 3.13% for the three months ended September 30, 2015, compared to 3.04% for the three months ended September 30, 2014. The increases in our interest rate spread and margin were primarily a result of decreased rates on deposits and FHLB advances.

Provision for Loan Losses. For the three months ended September 30, 2015, we did not record a provision for loan losses compared to a provision of $16,000 for the same period in the prior year. Factors contributing to no recorded provision for loan losses were the continued improvement in asset quality, significantly reduced charge-off amounts, and a continued decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Servicing income, net	$128	$66	$62
Mortgage banking	284	145	139
Gain on sale of SBA loans	467	15	452
Gain on sale of investments, net	35	273	(238)
Service charges on deposit accounts	291	299	(8)
Interchange fees	339	295	44
Bank owned life insurance	115	115	—
Other	164	208	(44)

Total	$1,823	$1,416	$407

The $0.1 million net increase in servicing income was primarily the result of the valuation impact of the corresponding loan servicing rights compared to the prior year period.

The $0.1 million increase in mortgage banking income is primarily due to increased volume and changes in the valuation of mortgage banking derivatives compared to the prior year.

Gains on sales of SBA loans increased $0.5 million as a result of a larger balance of SBA loans being sold during the 2015 period as we continue to increase our SBA lending efforts.

Net gains on sales of investments decreased $0.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)

Compensation and employee benefits	$3,527	$2,865	$662
Net occupancy	734	655	79
Federal deposit insurance	179	275	(96)
Professional and advisory	275	149	126
Data processing	310	272	38
Net cost of operation of real estate owned	171	590	(419)
Other	1,018	771	247

Total noninterest expenses	$6,214	$5,577	$637

Compensation and employee benefits increased by $0.7 million, or 23.1%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This additional expense is related to increases in our number of employees, annual raises, employee benefits, incentives and commissions. The number of our full-time equivalent employees increased to 198 at September 30, 2015, as compared to 187 at September 30, 2014.

The net cost of operation of real estate owned decreased $0.4 million, or 71.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This reduction reflects decreases in our levels of real estate owned compared to the prior year period along with more stabilized property values.

Other expenses increased $0.2 million, or 32.0%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily due to expenses related to the rebranding of the Bank to the Entegra Bank name which was completed on September 30, 2015.

Income Taxes. We recorded $0.5 million of income tax expense for the three months ended September 30, 2015, primarily reflecting $0.9 million in deferred tax expense which was partially offset by the reversal of $0.5 million in valuation allowance. The $0.5 million valuation allowance reversal was the result of the Company re-evaluating estimated earnings for the fourth quarter of 2015 to determine the necessary valuation allowance to be maintained as of September 30, 2015. The remaining $0.8 million in valuation allowance is expected to be reversed through a reduction in the provision for income taxes during the fourth quarter of 2015 in accordance with the intra-period tax allocation rules under GAAP. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014.

General. Net income increased $17.2 million to $21.9 million for the nine months ended September 30, 2015, compared to net income of $4.6 million for the nine months ended September 30, 2014. The increase in net income for the period was primarily the result of a non-cash income tax benefit of $18.1 million resulting from the reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset, a negative provision for loan losses of $1.5 million, an increase in gains on sales of SBA loans of $0.6 million and an increase in net interest income of $0.5 million which were partially offset by a FHLB advance prepayment penalty of $1.8 million and increased compensation of $2.3 million.

Income before taxes decreased $1.5 million, or 23.3%, to $5.0 million for the nine months ended September 30, 2015 compared to $6.5 million for the nine months ended September 30, 2014. The decrease was primarily attributable to an FHLB advance prepayment penalty of $1.8 million and an increase in compensation related expenses of $2.3 million which were partially offset by an increase in net interest income of $0.5 million, a negative provision for loan losses of $1.5 million, and a decrease in real estate owned costs of $1.5 million.

Net Interest Income. Net interest income before provision for loan losses increased to $20.0 million for the nine months ended September 30, 2015, compared to $19.5 million for the same period in 2014. The increase in net interest income was primarily the result of an increase of $0.9 million from interest income on taxable securities and a decrease of $0.7 million in interest expense on deposits which were partially offset by a $1.1 million decrease in interest income on loans. The decrease in loan interest income is primarily due to $1.1 million of deferred interest and discounts recognized in the 2014 period from the favorable resolution of two commercial loans.

The tax-equivalent net interest margin decreased to 3.08% for the nine months ended September 30, 2015 compared to 3.43% for the same period in 2014. The decline in margin was primarily the result of decreased yields on loans and investments and the recognition of $1.1 million of deferred interest and discounts recognized during the 2014 period from the favorable resolution of two commercial loans.

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

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$568,395	$19,941	4.69%	$532,891	$21,022	5.27%
Loans, tax exempt (1)	4,592	148	4.32%	1,979	76	5.12%
Investments - taxable	253,389	3,859	2.04%	185,116	2,976	2.15%
Investment tax exempt (1)	10,075	391	5.19%	8,476	409	6.45%
Interest earning deposits	34,420	59	0.23%	35,982	49	0.18%
Other investments, at cost	6,101	182	3.99%	3,643	136	4.99%

Total interest-earning assets	876,972	24,580	3.75%	768,087	24,668	4.29%

Noninterest-earning assets	55,462			49,630

Total assets	$932,434			$817,717

Interest-bearing liabilities:
Savings accounts	$29,293	$24	0.11%	$26,717	$27	0.14%
Time deposits	305,479	2,815	1.23%	326,280	3,163	1.30%
Money market accounts	174,799	425	0.33%	185,650	753	0.54%
Interest bearing transaction accounts	94,941	108	0.15%	83,708	108	0.17%
Total interest bearing deposits	604,512	3,372	0.75%	622,355	4,051	0.87%

FHLB advances	88,875	591	0.89%	40,002	526	1.76%
Junior subordinated debentures	14,433	342	3.17%	14,433	382	3.54%
Other borrowings	2,125	80	5.03%	—	—	0.00%

Total interest-bearing liabilities	709,945	4,385	0.83%	676,790	4,959	0.98%

Noninterest-bearing deposits	91,819			88,878

Other non interest bearing liabilities	13,952			12,488

Total liabilities	815,716			778,156
Total equity	116,718			39,561

Total liabilities and equity	$932,434			$817,717

Tax-equivalent net interest income		$20,195			$19,709

Net interest-earning assets (2)	$167,027			$91,297

Average interest-earning assets to interest-bearing liabilities	1.24			1.13

Tax-equivalent net interest rate spread (3)			2.92%			3.31%
Tax-equivalent net interest margin (4)			3.08%			3.43%

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

	For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$1,342	$(2,423)	$(1,081)
Loans, tax exempt (2)	85	(13)	72
Investment - taxable	1,047	(164)	883
Investments - tax exempt (2)	70	(88)	(18)
Interest-earning deposits	(2)	12	10
Other investments, at cost	78	(32)	46

Total interest-earning assets	2,620	(2,708)	(88)

Interest-bearing liabilities:
Savings accounts	$2	$(5)	$(3)
Time deposits	(196)	(152)	(348)
Money market accounts	(42)	(286)	(328)
Interest bearing transaction accounts	14	(14)	—
FHLB advances	416	(351)	65
Junior subordinated debentures	—	(40)	(40)
Other borrowings	80	—	80

Total interest-bearing liabilities	274	(848)	(574)

Change in tax-equivalent net interest income	$2,346	$(1,860)	$486

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Net interest income before provision for loan losses increased to $20.0 million for the nine months ended September 30, 2015, compared to $19.5 million for the same period in 2014. As indicated in the table above, an increase in net interest earned of $2.3 million attributable to an improvement in volume was partially offset by a $1.9 million reduction in net interest earned attributable to a reduction in rates. The decline related to rate was primarily the result of the recognition of approximately $1.1 million of deferred interest and discounts recognized during the 2014 period from the favorable resolution of two commercial loans, continued repricing of loans at current market rates, and increased rate competition for new loans. These rate decreases on our interest earning assets were partially offset by decreased rates on deposits and borrowings.

The increase in tax-equivalent net interest income of $2.3 million related to volume was primarily the result of higher average loan and taxable investment balances which increased $38.1 million and $68.3 million, respectively, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in average loan and investment balances was partially offset by higher average FHLB advance balances which increased $48.9 million over the same periods.

The decrease in tax-equivalent net interest income of $1.9 million related to rate was primarily the result of the recognition of approximately $1.1 million of deferred interest and discounts recognized during the 2014 period as mentioned above. This was also the main factor for the decrease in our loan yields from 5.27% to 4.69% year over year. The decrease in average loan yields was partially offset by the impact of lower interest bearing deposit rates which decreased 12 basis points to 0.75% for the nine months ended September 30, 2015 as compared to 0.87% in the nine months ending September 30, 2014. In addition, a reduction in average rates on FHLB advances from 1.76% during the nine months ended September 30, 2014 to 0.89% for the nine months ended September 30, 2015 also contributed to the increase in this component of net interest income.

Our tax-equivalent net interest rate spread decreased by 39 basis points to 2.92% for the nine months ended September 30, 2015 compared to 3.31% for the nine months ended September 30, 2014, and our tax-equivalent net interest margin decreased 35 basis points to 3.08% for the nine months ended September 30, 2015, compared to 3.43% for the nine months ended September 30, 2014. As mentioned above, the decreases in our interest rate spread and margin were primarily a result of the $1.1 million of deferred interest and discounts recognized during the 2014 period from the favorable resolution of two commercial loans.

Provision for Loan Losses. For the nine months ended September 30, 2015, we had a negative provision for loan losses of $1.5 million compared to a provision of $27,000 for the same period in the prior year. The decrease in the provision for loan losses was the result of improvements in asset quality, significantly reduced charge-off amounts, and a continued reduction in decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the six month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)
Servicing income, net	$233	$492	$(259)
Mortgage banking	624	571	53
Gain on sale of SBA loans	681	89	592
Gain on sale of investments, net	322	652	(330)
Other than temporary impairment on cost method investment	(3)	(76)	73
Service charges on deposit accounts	906	888	18
Interchange fees	939	836	103
Bank owned life insurance	343	341	2
Other	371	520	(149)

Total	$4,416	$4,313	$103

The $0.3 million net decrease in servicing income was primarily the result of the valuation impact of the corresponding loan servicing rights compared to the prior year period.

Gains on the sale of SBA loans increased $0.6 million as a result of a larger balance of SBA loans being sold during the nine months ended September 30, 2015 compared to the same period in 2014.

Net gains on sales of investments decreased $0.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
	(Dollars in thousands)

Compensation and employee benefits	$11,007	$8,727	$2,280
Net occupancy	2,167	1,964	203
Federal Home Loan Bank prepayment penalty	1,762	—	1,762
Federal deposit insurance	742	971	(229)
Professional and advisory	786	529	257
Data processing	872	774	98
Net cost of operation of real estate owned	503	2,034	(1,531)
Other	3,098	2,327	771

Total noninterest expenses	$20,937	$17,326	$3,611

Compensation and employee benefits increased by $2.3 million, or 26.1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This additional expense is related to increases in our number of employees, annual raises, employee benefits, incentives and commissions. The number of our full-time equivalent employees increased to 198 at September 30, 2015, as compared to 187 at September 30, 2014.

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

FDIC deposit insurance decreased $0.2 million, or 23.6%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of a reduction in our assessment rates due to an improving risk profile.

The net cost of operation of real estate owned decreased $1.5 million, or 75.3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This reduction reflects decreases in our levels of real estate owned compared to the prior year period along with more stabilized property values.

Income Taxes. We recorded $16.9 million of income tax benefit for the nine months ended September 30, 2015, primarily reflecting the reversal of $18.1 million in valuation allowance which was partially offset by deferred tax expense. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Operating Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At September 30, 2015, cash and cash equivalents totaled $42.4 million. Included in this total was $6.7 million held at FRB and $27.7 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(23,229)	$(22,228)
Proceeds from loans originated for sale	30,524	16,113

Investing activities:
Purchases of investments	$(98,117)	$(72,408)
Maturities and principal repayments of investments	46,492	19,600
Sales of investments	33,848	18,833
Net increase in loans	(40,579)	(10,930)
Purchase of loans	(22,394)	—
Purchases of fixed assets	(2,984)	(885)
Purchases of other investments, at cost	(3,311)	(562)

Financing activities:
Net increase (decrease) in deposits	$(20,947)	$26,447
Proceeds from FHLB advances	170,600	—
Repayment of FHLB advances	(95,100)	—
Proceeds from sale of common stock	—	63,733

At September 30, 2015, we had $44.6 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $69.9 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of September 30, 2015.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of September 30, 2015:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$148,800	$135,500	$13,300
Unpledged Marketable Securities	269,354	57,500	211,854
FRB	47,490	—	47,490
	$465,644	$193,000	$272,644

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at September 30, 2015 and pre-existing rules at December 31, 2014.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Tier 1 Leverage Capital	$117,329	12.25%	$38,310	>4%	$47,888	>5%
Common Equity Tier 1 Capital	$117,329	18.68%	$28,266	>4.5%	$40,828	>6.5%
Tier 1 Risk-based Capital	$117,329	18.68%	$37,688	>6%	$50,250	>8%
Total Risk-based Capital	$125,280	19.94%	$50,250	>8%	$62,813	>10%

As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	>4%	$44,300	>5%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	>4%	$31,847	>6%
Total Risk-based Capital	$112,246	21.15%	$42,462	>8%	$53,078	>10%

The Company exceeded its regulatory capital ratios at September 30, 2015 and December 31, 2014, as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Tier I Leverage Capital	$135,329	14.12%	$38,329	>4%
Common Equity Tier 1 Capital	$127,242	20.24%	$28,289	>4.5%
Tier I Risk-based Capital	$135,329	21.53%	$37,718	>6%
Total Risk Based Capital	$143,287	22.79%	$50,291	>8%

As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	>4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	>4%
Total Risk Based Capital	$130,067	24.50%	$42,472	>8%

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

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. Deposits, exclusive of brokered certificates of deposit, decreased to $683.1 million at September 30, 2015, from $693.9 million at December 31, 2014. Brokered deposits declined $9.2 million to zero at September 30, 2015 from $9.2 million at December 31, 2014. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

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

The table below reflects the impact of an immediate increase in interest rates in 100 basis point increments on Pretax Net Interest Income (NII) and Economic Value of Equity (EVE).

	September 30, 2015		December 31, 2014
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	4.7	(16.6)	10.6	(15.5)
+300	3.0	(13.2)	7.3	(12.8)
+200	1.6	(9.3)	4.2	(9.3)
+100	0.3	(5.0)	1.6	(5.1)
—	—	—	—	—
-100	(4.3)	2.7	(6.2)	1.7

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation could result in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation could result in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 1.6% increase in NII as of September 30, 2015 as compared to a 4.2% increase in NII as of December 31, 2014. The Company’s exposure to the benefit of rising interest rates has declined since December 31, 2014 as it seeks to balance current earnings with the benefit potential of higher interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has increased from December 31, 2014 to September 30, 2015. For example, a 300 basis point increase in rates would result in a 13.2% decrease in EVE as of September 30, 2015 as compared to a 12.8% decrease in EVE as of December 31, 2014.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended September 30, 2015.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2014 Annual Report on Form 10-K as filed with the SEC on March 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

Exhibit No.	Description

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	Entegra Financial Corp.
(Registrant)

	By:	/s/ David A. Bright
	Name:	David A. Bright
	Title:	Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements filed in XBRL format.

