Form 10-K
period 2015-12-31
Entegra Financial Corp.
filed 2016-03-15
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $111.7 million. On March 8, 2016, 6,498,698 shares of the issuer’s common stock (no par value), were issued and outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2016.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation:

●	the occurrence of an ownership change under applicable tax rules that could limit our ability to utilize losses to offset future taxable income;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	credit quality deterioration as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	weaknesses in the real estate market affect the value of real estate serving as collateral for loans in our portfolio;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	increased cybersecurity risk, including potential business disruptions or financial losses;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (“PCAOB”);
●	changes in our key personnel, and our compensation and benefit plans;
●	changes in our financial condition or results of operations that reduce capital available to pay dividends or buyback shares;
●	changes in the financial condition or future prospects of issuers of securities that we own; and
●	other risks and uncertainties detailed in this Annual Report on Form 10-K and, from time to time, in our other filings with the SEC.

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

Part I

Item 1. Business

General

Entegra Financial Corp. (“Entegra” or the “Company”), headquartered in Franklin, North Carolina, was incorporated on May 31, 2011 to be the holding company for Entegra Bank (the “Bank”) upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. Prior to the completion of the conversion, the Company did not engage in any significant activities other than organizational activities. On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 6,546,375 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $63.7 million.

The Company has one non-bank subsidiary, Macon Capital Trust I (“Macon Trust”), a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. Macon Trust is not consolidated in the Company’s financial statements.

Entegra Bank is a North Carolina chartered savings bank founded in 1922. Our business consists primarily of accepting deposits from individuals and small businesses and investing those deposits, together with funds generated from operations and borrowings, primarily in loans secured by real estate, including commercial real estate loans, one- to four-family residential loans, construction loans, and home equity loans and lines of credit. We also originate commercial business loans and invest in investment securities. Through our mortgage loan production operations we originate loans for sale in the secondary markets to Fannie Mae and others, generally retaining the servicing rights in order to generate servicing income, supplement our core deposits with escrow deposits and maintain relationships with local borrowers. We offer a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts.

The Bank has one wholly-owned subsidiary, Entegra Services, Inc., which was formerly used to operate an investment real estate property acquired in settlement of loans. The property was sold during 2015 and the subsidiary was inactive as of December 31, 2015.

Market Area

The Bank was organized as a mutual savings and loan association, or “thrift,” for the primary purpose of promoting home ownership through mortgage lending, financed by locally gathered deposits. Surviving the Great Depression of the 1930’s, we remained a single-office bank until we opened a second office in downtown Murphy, North Carolina in 1981. Between 1993 and 2002, we added eight more branches in North Carolina, including a second office in Franklin, one in each of Highlands, Brevard, Sylva, Cashiers and Arden, and two in Hendersonville. In 2007, we opened two more branches in Columbus and Saluda, North Carolina. During 2015, we opened a branch location in Greenville, South Carolina and purchased two branches in Anderson and Chesnee, South Carolina.

We currently have 14 branches located throughout the western North Carolina counties of Cherokee, Henderson, Jackson, Macon, Polk and Transylvania and the Upstate South Carolina counties of Anderson, Greenville, and Spartanburg, which we consider our primary market area. We also regularly extend loans to customers located in neighboring counties, including Buncombe, Clay, Haywood, Rutherford and Swain in North Carolina; Fannin, Rabun, Towns and Union in Georgia; and Cherokee, Oconee, and Pickens in South Carolina, which we consider our secondary market area.

The primary economic drivers of our primary market area in North Carolina are tourism and a vacation and retirement home industry. This area has numerous small- to mid-sized businesses, which are our primary business customers. These businesses include agricultural producers, artisans and specialty craft manufacturers, small industrial manufacturers, and a variety of service oriented industries. The largest employers in Macon County include Drake Software, a national tax software provider, based in Franklin.

Our primary market area in South Carolina is economically diverse with major industries including the automobile industry, health and pharmaceuticals, manufacturing, and academic institutions. Located adjacent to major transportation corridors such as Interstates 85 and 26 and centrally located between Charlotte, North Carolina and Atlanta, Georgia, the Upstate South Carolina market is consistently recognized nationally as an area for business growth and relocation.

Unemployment data is one of the most significant indicators of the economic health in our market areas and management monitors this data on a regular basis. As reflected in the table below, the unemployment rate in each of the counties in our primary market area has been elevated over the last several years subsequent to the Great Recession. However, each of the counties within our primary market area showed significant improvement in the unemployment rate during 2014 and 2015.

	Unemployment Rate (1)
	December 31,
County	2015	2014	2013	2012	2011
North Carolina:
Macon	5.6%	7.3%	11.1%	11.3%	10.3%
Henderson	4.0	4.9	7.2	7.6	7.5
Jackson	4.7	5.8	9.6	9.4	8.8
Polk	4.0	4.6	7.8	7.7	7.5
Transylvania	5.6	6.6	10.1	9.6	9.0
Cherokee	7.2	9.0	12.8	12.9	12.6

South Carolina:
Anderson	4.6	5.8	5.5	8.0	9.4
Greenville	4.3	5.2	4.9	6.7	7.9
Spartanburg	4.9	6.0	6.0	8.4	10.1

National:	4.8	5.4	6.5	7.6	8.3

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

Market Share

As of June 30, 2015, the most recent date for which market data is available, total deposits in the Bank’s North Carolina primary market area, Cherokee, Henderson, Jackson, Macon, Polk and Transylvania Counties, were over $4.7 billion. At June 30, 2015, our deposits represented 14.9% of the market compared to 16.1% at June 30, 2014, ranking us second in deposit market share within our North Carolina primary market area.

As of June 30, 2015, total deposits in the Bank’s South Carolina primary market area, Anderson, Greenville, and Spartanburg Counties, were over $17.1 billion. We purchased two branch locations in Anderson and Spartanburg counties from another financial institution during December 2015. These two branches had $40.9 million in deposits as of June 30, 2015. In addition, we opened a full service branch location in Greenville County during the fourth quarter of 2015. As of June 30, 2015, our deposits at South Carolina branches represented less than 1.0% of the market.

Employees

At December 31, 2015, the Company had a total of 219 employees, of which 201 were full-time and 18 were part-time, all of whom were compensated by the Bank. None of the Company’s employees are represented by a collective bargaining unit, and the Company has not recently experienced any type of strike or labor dispute. The Company considers its relationship with its employees to be good.

Lending Activities

Our primary lending activities are the origination of one- to four-family residential mortgage loans, commercial real estate loans, other construction and land loans, commercial business loans and home equity loans and lines of credit. Our largest category of loans is one- to four-family residential mortgage loans followed by commercial real estate, and other construction and land loans. At December 31, 2015, our top 25 relationships represented a lending exposure of $98.6 million with the largest single relationship totaling $7.2 million. These loans are primarily for commercial business purposes and collateralized by real estate, primarily commercial, and construction and land development loans.

One- to Four-Family Residential Mortgage Loans. At December 31, 2015, $248.6 million, or 39.7%, of our total loan portfolio consisted of one- to four-family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. We generally sell 15- and 30-year fixed rate loans in the secondary market.

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

We originate loans with loan-to-value ratios in excess of 80% for sale into the secondary market. We require private mortgage insurance for loans with loan-to-value ratios in excess of 80%.

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

Commercial Real Estate Loans. At December 31, 2015, $214.4 million, or 34.2%, of our loan portfolio consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily comprise business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

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

Home Equity Loans and Lines of Credit. At December 31, 2015, $53.4 million, or 8.5%, of our loan portfolio consisted of home equity loans and lines of credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit are currently originated with fixed or adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one- to four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences is 70% when combined with the principal balance of the existing mortgage loan. We require appraisals or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral.

Commercial Loans. At December 31, 2015, $41.0 million, or 6.6%, of our loan portfolio consisted of commercial loans. We make various types of secured and unsecured commercial loans to customers in our market areas in order to provide customers with working capital and for other general business purposes. The terms of these loans generally range from less than one year to a maximum of 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index. We seek to originate loans to small- to medium-sized businesses with principal balances between $150,000 and $750,000; however, we also originate government-guaranteed Small Business Administration, or SBA, loans with higher balances with the intent of selling the guaranteed portion into the secondary market. We also purchase the guaranteed portion of SBA loans in the secondary market to supplement our commercial loan originations.

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

One- to Four-Family Residential Construction, Other Construction and Land, and Consumer Loans. At December 31, 2015, our portfolio included $7.8 million of one- to four-family residential construction loans or 1.3% of our loan portfolio. Other construction and land loans comprised $57.3 million, or 9.1% of our loan portfolio. Consumer loans totaled $3.6 million, or 0.6% of our loan portfolio, and included automobile and other consumer loans. We make construction loans to owner-occupiers of residential properties, and to businesses for commercial properties. In the past, we made loans to developers for speculative residential construction; however, following the recession we have limited our speculative construction lending. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-value ratio based on the appraised value upon completion. Repayment of construction loans on non-residential properties is normally attributable to rental income, income from the borrower’s operating entity or the sale of the property. Repayment of loans on income-producing property is normally scheduled following completion of construction, when permanent financing is obtained. We typically provide permanent mortgage financing on our construction loans for income-producing property. Construction loans are interest-only during the construction period, which typically does not exceed 12 months, and convert to permanent, fully-amortizing financing following the completion of construction.

Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

At December 31, 2015, our largest other construction and land loan had a principal balance of $5.5 million and was secured by a first mortgage on single family residential real estate, as well as additional residential building lots. At December 31, 2015, this loan was performing in accordance with its terms.

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

Historically, we have sold most of our 15-year and longer residential loans to Fannie Mae or non-government purchasers. During the years ended December 31, 2015, 2014, and 2013, we sold $29.0 million, $20.9 million, and $63.1 million, respectively, of conforming residential loans, primarily with terms of 15 years and longer. We sell our loans with the servicing rights retained on residential mortgage loans, and have no immediate plans to change this practice.

At December 31, 2015, we were servicing residential loans owned by others with an aggregate principal balance of $230.6 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for performing these servicing activities.

At December 31, 2015, we were servicing SBA loans having a gross loan amount of $24.4 million, of which the unguaranteed portion of $6.1 million has been retained by us and the guaranteed portion of $18.3 million has been sold in the secondary market.

At December 31, 2015, we were servicing commercial loan participations having a gross loan amount of $13.8 million, of which $11.2 million was retained by us and $2.6 million was owned by our co-participants. From time to time, we have participated in loans originated by other financial institutions that service and remit payments to us. At December 31, 2015, the unpaid balance of these loans was $24.0 million.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors of the Bank (“Bank Board”). The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Our policies and loan approval limits are established by the Bank Board. Loans in amounts up to individual loan authority limits set annually by management and the Bank Board can be approved by designated individual officers or officers acting together pursuant to our loan policy. Relationships in excess of these amounts require the approval of the Officers Loan Committee, Executive Loan Committee, or Directors Loan Committee within the authority limits set by the Bank Board. The Bank Board may approve loans up to the internal loans-to-one-borrower policy limit of $10.0 million, which is below the Bank’s regulatory loans-to-one-borrower limit of $19.1 million as of December 31, 2015.

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

Investments

The Bank’s Asset/Liability Management Committee (“ALCO”) is primarily responsible, subject to the ultimate approval of the Bank Board, for implementing our investment policy. The general investment strategies are developed and authorized by the ALCO Committee in consultation with the Bank Board. The ALCO Committee is responsible for the execution of specific investment actions by our Chief Financial Officer, Chief Accounting Officer or Chief Executive Officer, for all sales, purchases, or trades executed in the investment portfolio. All our investment transactions are periodically reported to the ALCO Committee and the Bank Board. The investment policy is reviewed annually by the ALCO Committee, and any changes to the policy are subject to approval by the full Bank Board. The overall objectives of our investment policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management.

Our current investment policy permits investments that meet certain quality guidelines in direct U.S. Government obligations and securities, U.S. Government agencies, municipal securities, mortgage-backed securities and collateralized mortgage obligations, corporate issues, certain commercial paper, agency structured notes, trust preferred securities, subordinated debt, and bank owned life insurance. We only hold securities classified as “trading” in a Rabbi Trust established to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. In accordance with Accounting Standards Codification (“ASC”) Topic 802-10-35-01 investment securities “available-for-sale” are recorded at fair value on a recurring basis and investment securities “held-to-maturity” are held at amortized cost. Fair value measurement is based upon quoted prices of like or similar securities, if available, and these securities are classified as Level 1 or Level 2. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are classified as Level 3.

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

Borrowings. Our borrowings consist of advances from the FHLB of Atlanta. At December 31, 2015, FHLB advances totaled $153.5 million, or 17.1% of total liabilities. At December 31, 2015, we had unused borrowing capacity with the FHLB of $9.5 million based on collateral pledged at that date. We had total additional credit availability with FHLB of $141.6 million as of December 31, 2015 if additional collateral was pledged. Advances from the FHLB of Atlanta are secured by our investment in the common stock of the FHLB of Atlanta, securities in our investment portfolio, and approved loans in our one- to four-family residential and commercial loan portfolios.

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

State and federal law restricts the amount of voting stock of a savings bank or bank holding company that a person may acquire without prior regulatory approval. Pursuant to North Carolina law, no person may directly or indirectly purchase or acquire voting stock of any savings bank or bank holding company which would result in the change in control of that savings bank or bank holding company unless the North Carolina Commissioner of Banks (“Commissioner”) approves the proposed acquisition. Under North Carolina law, a person will be deemed to have acquired “control” of a savings bank or bank holding company if the person directly or indirectly (i) owns, controls or has power to vote 10% or more of the voting stock of the savings bank or bank holding company, or (ii) otherwise possesses the power to direct or cause the direction of the management and policy of the savings bank or bank holding company. As a result of Entegra’s ownership of the Bank, Entegra is also registered under the bank holding company laws of North Carolina, and as such is subject to the regulation and supervision of the Commissioner.

Federal law imposes additional restrictions on acquisitions of stock of banks and bank holding companies. Under the BHCA, and the Change in Bank Control Act of 1978 (the “CBCA”), as amended, and regulations adopted thereunder and under the BHCA, a person or group acting in concert must give advance notice to the applicable banking regulator before directly or indirectly acquiring “control” of a federally-insured bank or bank holding company. Under applicable federal law, control is conclusively deemed to have been acquired upon the acquisition of 25% or more of any class of voting securities of any federally-insured bank or bank holding company. Both the BHCA and CBCA generally create a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank or bank holding company’s voting securities, and either (i) the bank or bank holding company has a class of outstanding securities that are subject to registration under the Exchange Act, or (ii) no other person will own, control, or have the power to vote a greater percentage of that class of voting securities immediately after the transaction. This presumption can, in certain cases, be rebutted by entering into “passivity commitments” with the Federal Reserve or Federal Deposit Insurance Corporation (“FDIC”), as applicable. Upon receipt of a notice of a change in control, the FDIC or the Federal Reserve, as applicable, may approve or disapprove the acquisition.

Prior approval of the Federal Reserve and the Commissioner would be required for any acquisition of control of either Entegra or the Bank by any bank holding company under the BHCA and the North Carolina Bank Holding Company Act (“NCBHCA”), respectively. Control for purposes of the BHCA and the NCBHCA would be based on whether the holding company (i) owns, controls or has power to vote 25% or more of our voting stock or the voting stock of the Bank, (ii) controls the election of a majority of our Board of Directors (the “Board”) or the Bank Board, or (iii) the Federal Reserve or the Commissioner, as applicable, determines that the holding company directly or indirectly exercises a controlling influence over our management or policies or the management or policies of the Bank. As part of such acquisition, the holding company (unless already so registered) would be required to register as a bank holding company under the BHCA and the NCBHCA.

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

The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2015.

In July 2013, the Federal Reserve approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. See “—Net Worth and Capital Adequacy Requirements Applicable to the Bank” below.

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

The Company’s ability to pay dividends or repurchase shares may also be dependent upon its receipt of dividends from the Bank. The Company’s payment of dividends and repurchase of stock will also be subject to the requirements and limitations of North Carolina corporate law.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”) with extensive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

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

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds has been significant and wide ranging. The Act, which was largely extended in 2015 by the USA Freedom Act, contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2015, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

Bank Regulation

General. The Bank is a North Carolina chartered savings bank. Its deposits are insured through the FDIC’s deposit insurance fund, and it is subject to supervision and examination by and the regulations and reporting requirements of the Commissioner and the FDIC.

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

In addition, the Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation W (Transactions Between Member Banks and Affiliates), Regulation Z (Truth in Lending), and Regulation CC (Availability of Funds).

The FDIC and Commissioner have broad powers to enforce laws and regulations applicable to the Bank. Among others, these powers include the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and the conduct of unsafe and unsound practices.

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

Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Commissioner requires that a savings bank maintains net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the net worth requirements as of December 31, 2015.

In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. Under the FDIC’s risk-based capital measure, the minimum ratio (total risk-based capital ratio) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (tier 1 capital). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (tier 2 capital). At December 31, 2015, the Bank’s total risk- based capital ratio and tier 1 risk-based capital ratio were 19.34% and 18.07%, respectively, each was well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “tier 1 leverage capital ratio”) of tier 1 capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “tangible leverage ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2015, the Bank’s tier 1 leverage capital ratio was 12.05%, which was well above the FDIC’s minimum leverage capital guidelines.

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

The new rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a tier 1 leverage ratio of 4% for all institutions. The new rules eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The new rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity tier 1 capital and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%; (ii) a tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. At December 31, 2015, all of the Company’s and Bank’s capital ratios were well above the capital guidelines.

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

As of December 31, 2015, our legal loans-to-one borrower limit was $19.1 million, and at that date the largest aggregate amount of loans that the Bank had to any one borrower was $7.2 million.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “– Prompt Corrective Action,” below. As of December 31, 2015, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

FHLB System. The FHLB System provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2015, the Bank was in compliance with these requirements.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, all insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2015, the Bank met these reserve requirements.

Liquidity. The Bank is subject to the liquidity requirements established by the Commissioner. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less than 10% of the savings bank’s total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2015, the Bank’s liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 22.1%.

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

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered savings bank that (i) has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 risk-based ratio of 6.5% or greater, and a leverage capital ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be “well capitalized.” A savings bank with a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, a common equity tier 1 risk-based ratio of 4.5% or greater, and a leverage capital ratio of 4.0% or greater (or 3.0% or greater in the case of an institution with the highest examination rating), is considered to be “adequately capitalized.” A savings bank that has a total risk-based capital ratio of less than 8.0%, a tier 1 risk-based capital ratio of less than 6.0%, or a leverage capital ratio of less than 4.0% (or 3.0% in the case of an institution with the highest examination rating), is considered to be “undercapitalized.” A savings bank that has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 3.0%, a common equity tier 1 risk-based ratio of less than 4.5%, or a leverage capital ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a savings bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as tier 1 capital for purposes of the risk-based capital standards (see “—Net Worth and Capital Adequacy Requirements Applicable to the Bank” above), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A savings bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

As of December 31, 2015, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, the Company had an alternative minimum tax credit carryforward of approximately $0.1 million.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and carryforward to the succeeding 20 taxable years. At December 31, 2015, the Company had a $30.7 million net operating loss carryforward for federal income tax purposes and a $38.0 million net operating loss carryforward for North Carolina income tax purposes. See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Net Deferred Tax Assets”.

Corporate Dividends. The Company is able to exclude from its income 100% of the dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

The State of North Carolina imposes an income tax on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. During the third quarter of 2013, North Carolina reduced its corporate income tax rate from 6.9% to 6.0% effective January 1, 2014, and to 5.0% effective January 1, 2015. The rate was to be further reduced to 4% for the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on state income tax revenues announced by the North Carolina Governor’s Office on July 29, 2015, the $20.2 billion revenue target for the fiscal year ended September 30, 2015 was met, resulting in a reduction of the state income tax rate to 4% effective January 1, 2016. A further reduction to 3.0% on January 1, 2017 is contingent upon the State meeting future revenue targets. Our state income tax returns have not been audited in the most recent five-year period. Under North Carolina law, we are also subject to an annual franchise tax at a rate of 0.15% of equity.

AVAILABLE INFORMATION

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.entegrabank.com as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are also available on its internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

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

Item 1A. Risk Factors

We may not be able to utilize all of our deferred tax asset. As of December 31, 2015, we had a net deferred tax asset of $18.8 million. Our ability to use our deferred tax asset, is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is adjusted accordingly.

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

We will face risks with respect to expansion through future offices, acquisitions, or mergers. From time to time, we will consider acquisitions of other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities involve a number of risks, including:

●	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
●	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and
●	the risk of loss of key employees and customers.

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

Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected. We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to our expenses and represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $9.5 million at December 31, 2015, as compared to $11.1 million as of December 31, 2014. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, which have been elevated in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies review our allowance for loan losses during their periodic examinations, and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. Any such increases may have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

Our commercial real estate loans generally carry greater credit risk than one- to four-family residential mortgage loans. At December 31, 2015, we had commercial real estate loans of $214.4 million, or 34.2% of total loans. These types of loans generally have higher risk-adjusted returns and shorter maturities than one- to four-family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one- to four-family residential mortgage loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans can be negatively impacted by adverse conditions in the real estate market or the local economy. If loans that are collateralized by commercial real estate become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our significant concentration of construction financing may expose us to a greater risk of loss and hurt our earnings and profitability. At December 31, 2015, we had other construction and land loans of $57.3 million, or 9.1% of total loans, and one-to four-family residential construction loans of $7.8 million, or 1.3% of total loans outstanding, to finance construction and land development. These loans are dependent on the successful completion of the projects they finance; however, in recent years many construction and development projects in our primary market area have not been completed in a timely manner, if at all.

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

Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We offer different types of commercial loans to a variety of small- to medium-sized businesses, and intend to increase our commercial business loan portfolio in the future. The types of commercial loans offered are business lines of credit and term equipment financing. Our commercial business loans are primarily underwritten based on the cash flow of the borrowers and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. As of December 31, 2015, our commercial business loans totaled $41.0 million, or 6.6% of our total loan portfolio.

Our high level of home equity loans and lines of credit lending may expose us to increased credit risk. At December 31, 2015, we had home equity loans and lines of credit of $53.4 million, or 8.5% of total loans. Home equity loans and lines of credit typically involve a greater degree of risk than one- to four-family residential mortgage loans. Equity line lending allows customer to access an amount up to his or her line of credit limit for the term specified in their agreement. At the expiration of the term of an equity line, a customer may have the entire principal balance outstanding as opposed to a one- to four-family residential mortgage loan where the principal is disbursed entirely at closing and amortizes throughout the term of the loan. We cannot predict when and to what extent our customers will access their equity lines. While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

We continue to hold and acquire other real estate, which has led to elevated operating expenses and vulnerability to additional declines in real property values. We foreclose on and take title to real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of our operations is referred to as “real estate owned” or “REO.” At December 31, 2015, we had REO with an aggregate book value of $5.4 million, and no real estate held for investment, compared to $4.4 million and $2.5 million as of December 31, 2014, respectively. We obtain appraisals prior to taking title to real estate and periodically thereafter. However, in the event of deterioration in real estate prices in our market areas, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we cannot assure investors that the losses associated with REO will not exceed the estimated amounts, which would adversely affect future results of our operations.

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

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business. A significant portion of our loan portfolio is secured by real estate. As of December 31, 2015, 92.8% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our results of operations, financial condition and the value of our common stock could be adversely affected.

Concentration of collateral in our primary market area may increase the risk of increased non-performing assets. Our primary market area consists of the western North Carolina counties of Cherokee, Henderson, Jackson, Macon, Polk and Transylvania and Upstate South Carolina counties of Anderson, Greenville, and Spartanburg. At December 31, 2015, approximately $459.6 million, or 79.0%, of our loans were secured by real estate located within our primary area. A decline in real estate values in our primary market area would lower the value of the collateral securing loans on properties in this area, and may increase our level of non-performing assets.

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

Future changes in interest rates could reduce our profits. Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

●	the interest income we earn on our interest-earning assets, such as loans and securities; and
●	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

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

Our total loan balance may decline, which may negatively impact our net interest income. At December 31, 2015, our non-owner occupied commercial real estate and other construction and real estate loans totaled $139.9 million, or 22.4%, of our total loan portfolio. Since mid-2007, we have sought to reduce our concentration in these higher risk loan categories. In the future, we intend to increase our focus on small- to medium-sized business customers. As we seek to change the mix of our loan portfolio and reduce our higher risk loan concentrations, it is possible that our total loan balance may decline, which in turn may negatively impact interest income.

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

Our stock-based benefit plan will increase our costs, which will reduce our income. We have adopted a stock-based benefit plan through which we can award participants shares of our common stock (at no cost to them), options to purchase shares of our common stock and/or other equity-based compensation. The number of shares of restricted stock or stock options reserved for issuance under the plan will not exceed 3% and 7%, respectively, of our total outstanding shares. We may grant shares of common stock and stock options in excess of these amounts if an additional stock-based benefit plan is adopted in the future. The stock options and shares of restricted stock granted under our stock-based benefit plan will are expensed by us over their vesting period at the fair market value of the shares on the date they are awarded. Accordingly, further grants made under the plan will increase our costs, which will reduce our net income.

The implementation of stock-based benefit plans may dilute your ownership interest. We have adopted a stock-based benefit plan through which we can award participants shares of our common stock (at no cost to them), options to purchase shares of our common stock and/or other equity-based compensation. The stock-based benefit plans will be funded through either open market purchases of shares of common stock and/or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund these plans will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Although our current intention is to fund these plans with stock repurchases, we may not be able to conduct such repurchases. If we do not repurchase shares of common stock to fund these plans, then shareholders would experience a reduction in their ownership interest.

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

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. In 2010, Congress enacted the Dodd-Frank Act. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2016 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital requirements are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

The fair value of our investments could decline. As of December 31, 2015, approximately 85.3% of our investment portfolio was designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We operate from our corporate headquarters and 14 branches located in our primary market area within western North Carolina and Upstate South Carolina. The net book value of our premises, land and equipment was $17.7 million at December 31, 2015. The following table sets forth information with respect to our full-service banking offices and other locations.

				Deposits at
		Year	Owned/	December 31, 2015
Banking Center	Location	Established	Leased	(in thousands)
Franklin Main	50 West Main Street, Franklin, NC	1922	Owned	$179,137
Murphy	12 Peachtree Street, Murphy, NC	1981	Owned	55,104
Franklin Holly Springs Plaza	30 Hyatt Road, Franklin, NC	1993	Owned	54,295
Highlands	473 Carolina Way, Highlands, NC	1995	Owned	46,535
Sylva	498 East Main Street, Sylva, NC	1999	Owned	46,736
Hendersonville—Laurel Park	640 North Main Street, Hendersonville, NC	1996	Owned	75,676
Brevard Branch	2260 Asheville Highway, Brevard, NC	1997	Owned	59,690
Hendersonville—Eastside	1617 Spartanburg Highway, Hendersonville, NC	1997	Leased	37,093
Cashiers Branch	500 U.S. Highway 64, Cashiers, NC	2002	Owned	43,175
Columbus Branch	160 W. Mill Street, Columbus, NC	2007	Owned	48,274
Saluda	108 East Main Street, Saluda, NC	2007	Leased	27,564
Greenville	501 Roper Mountain Road, Greenville, SC	2015	Owned	2,167
Anderson (1)	602 North Main Street, Anderson, SC	2015	Owned	4,714
Chesnee (1)	110 South Alabama Avenue, Chesnee, SC	2015	Owned	36,457
				$716,617
Other offices
Corporate Office and Operations	14 One Center Court, Franklin, NC	2004	Owned	N/A
Mortgage Processing Office	3640 East 1st Street, Suite 202, Blue Ridge, GA	2013	Leased	N/A

(1) - Our Anderson and Chesnee branches were purchased on December 11, 2015 from another financial institution.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “ENFC.” The common stock was issued at a price of $10.00 per share in connection with the mutual to stock conversion of Macon Bancorp and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Global Market on October 1, 2014. As of the close of business on December 31, 2015, there were 6,546,375 shares of common stock outstanding held by 365 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Global Market for the periods indicated. As stated above, the Company completed its initial public offering on September 30, 2014 and commenced trading on the Nasdaq Global Market on October 1, 2014. Accordingly, there is no information for high and low sale prices for the first three quarters of the year ended December 31, 2014.

	High	Low
2015
First quarter	$15.86	$14.30
Second quarter	18.24	15.50
Third quarter	18.45	17.34
Fourth quarter	19.59	16.87

2014
First quarter	n/a	n/a
Second quarter	n/a	n/a
Third quarter	n/a	n/a
Fourth quarter	$14.75	$12.95

The Company did not declare any dividends to its shareholders during the years ended December 31, 2015 or 2014. See Item 1, “Business—Supervision and Regulation,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

The table below sets forth information regarding the Company’s common stock repurchases during the year ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 to December 31, 2015	14,000	$19.90	—	—
Total during fourth quarter of fiscal 2015	14,000	$19.90	—	—
Total year-to-date 2015	14,000	$19.90	—	—

(1) - The 14,000 shares listed in the table above were purchased in a Rabbi Trust at the direction its of trustee.

The following table sets forth certain information regarding shares issuable upon exercise of outstanding options and rights under equity compensation plans, and shares remaining available for future issuance under equity compensation plans, in each case as of December 31, 2015.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c )
Equity Compensation Plans Approved by Shareholders			131,537
Stock Options	366,000	$18.55
Restricted Stock Units	157,100	—
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	523,100	$12.98	131,537

Item 6. Selected Financial Data

The following tables should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data,” below.

(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Selected Financial Condition Data:
Total assets	$1,031,416	$903,648	$784,893	$769,939	$874,706
Cash and cash equivalents	40,650	58,982	34,281	25,362	14,601
Investment securities	284,740	249,144	176,472	131,091	190,750
Loans receivable, net	614,611	529,407	507,623	545,850	598,839
Bank owned life insurance	20,858	20,417	19,961	19,479	18,943
REO	5,369	4,425	10,506	19,755	16,830
Deposits	716,617	703,117	684,226	675,098	750,832
FHLB advances	153,500	60,000	40,000	25,000	52,400
Junior subordinated debt	14,433	14,433	14,433	14,433	14,433
Total equity	131,469	107,319	32,518	42,294	43,484

Selected Operating Data:
Interest income	$33,144	$32,445	$31,451	$34,567	$39,483
Interest expense	5,723	6,573	6,988	9,635	14,572
Net interest income	27,421	25,872	24,463	24,932	24,911

Provision for loan losses	(1,500)	33	4,358	7,878	24,116
Net interest income after provision for loan losses	28,921	25,839	20,105	17,054	795

Noninterest income	5,795	6,079	6,134	7,926	6,349
Noninterest expense	27,630	23,767	26,179	25,058	31,750
Income (loss) before income tax expense (benefit)	7,086	8,151	60	(78)	(24,606)
Income tax expense (benefit)	(16,739)	2,208	475	(1,011)	1,374
Net income (loss)	$23,825	$5,943	$(415)	$933	$(25,980)

(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	2.51%	0.71%	(0.05)%	0.11%	(2.77)%
Return on average equity (1)	19.78	10.39	(1.02)	2.18	(49.41)
Tax equivalent net interest rate spread	2.96	3.19	3.33	3.23	2.78
Tax equivalent net interest margin	3.11	3.32	3.43	3.43	2.92
Efficiency ratio (2)	83.18	74.42	85.59	76.26	101.57
Noninterest expense to average total assets	2.91	2.85	3.37	3.07	3.38
Average interest-earning assets to average interest-bearing liabilities	123.99	115.89	110.47	108.75	108.57
Tangible equity to tangible assets (3)	12.64	11.88	4.14	5.49	4.97
Average equity to average assets	12.71	6.85	5.21	5.24	5.60

Asset Quality Ratios:
Non-performing loans to total loans (4)	1.17%	3.10%	2.99%	3.16%	6.75%
Non-performing assets to total assets (5)	1.23	2.35	3.33	4.87	6.67
Allowance for loan losses to non-performing loans	129.96	65.98	91.19	83.91	40.22
Allowance for loan losses to total loans	1.52	2.05	2.73	2.65	2.71
Net charge-offs to average loans	0.02	0.60	0.93	1.66	3.67
Loan loss provision/ net charge-offs	(1,351.35)	1.03	87.49	81.10	98.03

Capital Ratios (Bank level only):
Total capital (to risk-weighted assets)	19.34%	21.15%	11.97%	11.49%	10.29%
Tier I capital (to risk-weighted assets)	18.07	19.89	10.70	10.22	9.02
Common Equity Tier 1 capital (to risk-weighted assets)	18.07	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	12.05	11.91	7.02	7.16	6.16

Capital Ratios (Company):
Total capital (to risk-weighted assets)	22.04%	24.50%	11.79%	11.31%	10.25%
Tier I capital (to risk-weighted assets)	20.78	23.24	10.52	10.04	8.98
Common Equity Tier 1 capital (to risk-weighted assets)	19.55	N/A	N/A	N/A	N/A
Tier I capital (to average assets)	13.85	13.94	6.90	7.03	6.13

Per Share Data:
Earnings per share - basic	$3.64	$0.91	N/A	N/A	N/A
Earnings per share - diluted	3.64	0.91	N/A	N/A	N/A
Cash dividends declared	—	—	N/A	N/A	N/A
Book value at end of year	20.08	16.39	N/A	N/A	N/A

Other Data:
Number of offices	14	11	11	11	11
Full time equivalent employees	213	187	185	169	163

(1) - Return on average equity for the year ended December 31, 2014 reflects our actual average equity, and would have been adversely impacted had the $63.7 million in net stock offering proceeds been outstanding for the entire year.

(2) - The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(3) - Mortgage servicing rights are included in tangible assets and tangible equity.

(4) - Non-performing loans include non-accruing loans.

(5) - Non-performing assets include non-performing loans and REO.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Entegra Financial Corp. was incorporated on May 31, 2011 to be the holding company for Entegra Bank (the “Bank”) upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from the mutual to stock form of organization. Prior to the completion of the conversion, Entegra Financial Corp. did not engage in any significant activities other than organizational activities. On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of Entegra Financial Corp. Also on September 30, 2014, Entegra Financial Corp. completed the initial public offering of its common stock. In this Discussion and Analysis section, terms such as “we,” “us,” “our” and the “Company” refer to Entegra Financial Corp. and, for periods prior to September 30, 2014, Macon Bancorp.

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

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the accompanying tables discuss financial measures, such as core net interest income, core noninterest expense, core net income, core return on average assets, core return on average equity, and core efficiency ratio, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

RECONCILIATION OF NON-GAAP MEASURES

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Core Net Interest Income
Net Interest income (GAAP)	$27,421	$25,872	$24,463	$24,932	$24,911
One-time deferred interest and discounts	—	(1,125)	—	—	—
Core net interest income (Non-GAAP)	$27,421	$24,747	$24,463	$24,932	$24,911

Core Noninterest Expense
Noninterest expense (GAAP)	$27,630	$23,767	$26,179	$25,058	$31,750
FHLB prepayment penalty	(1,762)	—	—	—	—
Merger-related expenses	(329)	—	—	—	—
Core noninterest expense (Non-GAAP)	$25,539	$23,767	$26,179	$25,058	$31,750

Core Net Income (Loss)
Net income (loss) (GAAP)	$23,825	$5,943	$(415)	$933	$(25,980)
One-time deferred interest and discounts	—	(1,125)	—	—	—
Negative provision for loan losses	(1,500)	—	—	—	—
FHLB prepayment penalty	1,762	—	—	—	—
Merger-related expenses	329	—	—	—	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	(19,426)	(251)	454	(984)	9,986
Core net income (Non-GAAP)	$4,990	$4,567	$39	$(51)	$(15,994)

Core Earnings Per Share
Earnings per share (GAAP)	$3.64	$0.91	N/A	N/A	N/A
One-time deferred interest and discounts	—	(0.17)	N/A	N/A	N/A
Negative provision for loan losses	(0.23)	—	N/A	N/A	N/A
FHLB prepayment penalty	0.27	—	N/A	N/A	N/A
Merger-related expenses	0.05	—	N/A	N/A	N/A
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	(2.97)	(0.04)	N/A	N/A	N/A
Core earnings per share (Non-GAAP)	$0.76	$0.70	N/A	N/A	N/A

Core Return on Average Assets
Return on Average Assets (GAAP)	2.51%	0.71%	-0.05%	0.11%	-2.77%
Effect to adjust for one-time deferred interest and discounts	—	(0.13)	—	—	—
Effect to adjust for negative provision for loan losses	(0.16)	—	—	—	—
Effect to adjust for FHLB prepayment penalty	0.18	—	—	—	—
Effect to adjust for merger-related expenses	0.03	—	—	—	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	(2.05)	(0.03)	0.06	(0.12)	1.06
Core Return on Average Assets (Non-GAAP)	0.53%	0.55%	0.01%	-0.01%	-1.71%

Core Return on Average Equity (2)
Return on Average Equity (GAAP)	19.78%	10.39%	-1.02%	2.18%	-49.41%
Effect to adjust for one-time deferred interest and discounts	—	(1.97)	—	—	—
Effect to adjust for negative provision for loan losses	(1.24)	—	—	—	—
Effect to adjust for FHLB prepayment penalty	1.46	—	—	—	—
Effect to adjust for merger-related expenses	0.27	—	—	—	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	(16.13)	(0.44)	1.12	(2.29)	18.92
Core Return on Average Equity (Non-GAAP)	4.14%	7.98%	0.10%	-0.11%	-30.49%

Core Efficiency Ratio
Efficiency ratio (GAAP)	83.18%	74.44%	85.59%	76.26%	101.57%
Effect to adjust for one-time deferred interest and discounts	—	2.71	—	—	—
Effect to adjust for FHLB prepayment penalty	(5.30)	—	—	—	—
Effect to adjust for merger-related expenses	(0.99)	—	—	—	—
Core Efficiency Ratio (Non-GAAP)	76.89%	77.15%	85.59%	76.26%	101.57%

(1) - The Company maintained a valuation allowance on a portion of its net deferred tax asset during the periods presented and therefore only recognized tax expense (benefit) for adjustments to its tax planning strategies and reversal of valuation allowance on net deferred tax assets. Core net income is reflected to adjust the income tax expense to an estimated 35% effective tax rate after the other adjustments have been applied.

(2) - Core return on average equity and return on average equity for the year ended December 31, 2014 reflects our actual average equity, and would have been adversely impacted had the $63.7 million in net stock offering proceeds raised on September 30, 2014 been outstanding during the entire period.

Overview

We are a bank holding company with assets of $1.03 billion at December 31, 2015. We provide a full range of financial services through full-service offices located in Cherokee, Henderson, Jackson, Macon, Polk and Transylvania counties, North Carolina and Anderson, Greenville, and Spartanburg counties, South Carolina. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

During the year ended December 31, 2015, we also successfully executed on our key strategic initiatives of stabilizing the loan portfolio and improving asset quality, while generating earnings and increasing capital. Our continued focus will be on loan growth to increase our net interest income, implementing opportunities to increase fee income, improving asset quality and closely monitoring operating expenses. We strive to be well-positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operational infrastructure in order to be positioned to take advantage of opportunities for growth as they may arise.

Our results of operations are significantly affected by general economic and competitive conditions in our market areas and nationally, as well as changes in interest rates, sources of funding, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Strategic Plan

We continue to execute on our strategic plan which includes the following key components:

●	Positioning the Company for long-term independence by building a franchise that will provide above average shareholder returns;
●	Seeking acquisition opportunities that have reasonable earn-back periods and are accretive to return on equity while minimizing book value dilution;
●	Building long term franchise value by diversifying into high growth markets with geographic contiguity to our current markets;
●	Maximizing our capital leverage through organic and acquired asset growth; and
●	Rational use of share repurchases to supplement shareholder returns and return excess capital to shareholders, but not at the expense of building long-term value.

Recent Events

On December 11, 2015, the Bank completed its acquisition of two branches from Arthur State Bank (“ASB”). In accordance with the Purchase and Assumption Agreement, dated August 13, 2015, by and between the Bank and Arthur State Bank, the Bank acquired approximately $39.9 million of deposits, approximately $4.7 million of performing loans, and the bank facilities and certain other assets of the acquired branches.

On November 23, 2015, the Company entered into a definitive agreement with Oldtown Bank (“Oldtown”) pursuant to which the Company will acquire Oldtown in an all cash transaction valued at approximately $13.5 million. Oldtown currently operates one branch in Waynesville, North Carolina and will add approximately $112 million in assets, $66 million in loans, and $91 million in deposits upon closing. The transaction is expected to close early in April of 2016 subject to customary closing conditions, including regulatory approvals, and approval of Oldtown’s shareholders.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2015, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

The determination of the allowance for loan losses is based on management’s current judgments about the loan portfolio credit quality and management’s consideration of all known relevant internal and external factors that affect loan collectability, as of the reporting date. We cannot predict with certainty the amount of loan charge-offs that will be incurred. We value impaired loans in our portfolio for specific impairment based primarily on appraised values less selling costs or discounted cash flows. We value non-impaired loans based on our historical loss experience within individual loan types. Qualitative and environmental factors are used to account for trends in economic conditions not captured in historical loss experience. In addition, our various regulatory agencies, as part of their examination processes, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

Impaired loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. All TDRs are classified as impaired loans. However, we may also remove a loan from TDR and impaired status if the TDR is subsequently restructured and at the time of the subsequent restructuring the borrower is not experiencing financial difficulties and, under the terms of the subsequent restructuring agreement, no concession has been granted to the borrower.

We monitor collateral values of collateral-dependent impaired loans and periodically update our determination of the fair value of the collateral. Appraisals and evaluations are performed for collateral-dependent impaired loans at least every 12 to 18 months. In determining the fair value of collateral, market values are discounted so as to take into account typical selling expenses and closing costs if foreclosure of the property is deemed likely. We generally discount current market values by 10% to reflect the typical selling expenses, inclusive of real estate commissions charged on the sale by brokers in our markets. The discount applied for legal fees varies depending on the nature and anticipated complexity of the foreclosure, with a higher discount applied when the foreclosure is expected to be complex.

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

Subsequent declines in the fair value of REO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of REO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of REO. Management reviews the value of REO each quarter and adjusts the values as appropriate. Appraisals are obtained no less frequently than annually. Any subsequent adjustments to the value, gains or losses on sales, and REO expenses are recorded in “Net cost of operation of real estate owned” which is a component of noninterest expense.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets increased $127.8 million, or 14.1%, to $1.03 billion at December 31, 2015 from $903.6 million at December 31, 2014. This increase in assets was comprised primarily of loans, which increased $83.6 million, or 15.5%, investment securities, which increased $35.6 million, or 14.3%, and net deferred tax assets, which increased $16.7 million. The increases in loans and investments were mainly funded by FHLB advances which increased $93.5 million, or 155.8%, and available cash which decreased $18.3 million, or 31.1%.

Total liabilities increased $103.6 million, or 13.0%, to $899.9 million at December 31, 2015 from $796.3 million at December 31, 2014, due primarily to the $93.5 million increase in FHLB advances and $13.5 million increase in deposits. The increase in deposits is mainly attributable to the assumption of $39.9 million upon acquiring two branch locations in December 2015, and partially offset by the maturity of the Bank’s final brokered deposit of $9.0 million in June 2015 and an intentional decrease in other wholesale and internet certificates of deposit.

Total equity increased $24.2 million, or 22.5%, to $131.5 million at December 31, 2015 from $107.3 million at December 31, 2014. This increase was the result of $23.8 million of net income for the period and a $0.5 million improvement in net unrealized holding gains and losses on securities available for sale.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $18.3 million, or 31.1%, to $40.7 million at December 31, 2015 from $59.0 million at December 31, 2014 as a result of cash being used to invest in loans and investment securities. We continue to hold higher than normal levels of more liquid and short-term assets, such as cash and investments, due to the current interest rate environment.

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

	December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Real estate loans:
One- to four-family residential	$248,633	39.7%	$227,209	41.8%	$225,520	43.1%	$227,726	40.5%	$231,564	37.5%
Commercial	214,413	34.2	179,435	33.0	155,633	29.7	173,529	30.8	180,820	29.3
Home equity loans and lines of credit	53,446	8.5	56,561	10.4	56,836	10.9	62,090	11.0	68,952	11.2
Residential construction	7,848	1.3	7,823	1.4	8,952	1.7	10,309	1.8	9,325	1.5
Other construction and land	57,316	9.1	50,298	9.3	64,927	12.4	76,788	13.6	112,926	18.3
Commercial	41,046	6.6	19,135	3.5	8,285	1.6	9,771	1.8	10,943	1.7
Consumer	3,639	0.6	3,200	0.6	3,654	0.7	2,676	0.5	3,051	0.5
Total loans, gross	626,341	100%	543,661	100%	523,807	100%	562,889	100%	617,581	100%

Less:
Net deferred loan fees	(1,388)		(1,695)		(1,933)		(2,165)		(2,032)
Unamortized premium	557		—		—		—		—
Unamortized discount	(1,438)		(1,487)		—		—		—
Total loans, net	$624,072		$540,479		$521,874		$560,724		$615,549
Percentage of total assets	60.5%		59.8%		66.5%		72.8%		70.4%

In mid-2007, as economic conditions began to deteriorate, management recognized the need to reduce the Company’s concentration in higher risk loans, especially other construction and land development loans. Over the last four years, the Company reduced its concentration in other construction and land loans to 9.1% of total loans at December 31, 2015, from 18.3% of total loans at December 31, 2011. Reductions have been achieved through payoffs of maturing loans, fewer loan originations, and foreclosure of non-performing loans.

Prior to 2014, our loan portfolio declined due to a number of factors including: (i) management’s desire to decrease the loan portfolio due to capital limitations during that period; (ii) weak market conditions and soft loan demand from qualified borrowers; and (iii) an increased rate of foreclosures and charge-offs. During 2014, we began to experience moderate growth in loan demand within our primary market area which continued in 2015 as net loans increased $83.6 million, or 15.5%, to $624.1 million at December 31, 2015 compared to $540.5 million at December 31, 2014.

Our improvement in loan demand was enhanced by our new loan production office in Greenville, South Carolina which was converted to a full-service branch in November of 2015 and the hiring of additional commercial lenders. We believe that economic conditions in our primary market area are continuing to improve, albeit at a moderate pace, and that these improving conditions are contributing to an increase in loan demand. The amount of commercial real estate and commercial loans as a percentage of total loans continues to increase as we continue to shift our lending focus to these loan types as we develop stronger commercial relationships in all of our markets.

During the year ended December 31, 2015, the Bank purchased other externally sourced loans of which $16.0 million is included in the loan balance as of December 31, 2015. These loans were comprised of $5.1 million in commercial SBA guaranteed loans, $8.3 million in commercial and industrial participation loans, and a $2.6 million commercial real estate whole loan purchase. We will continue to evaluate opportunities to purchase loans while properly managing our risk, which we believe serves as a valuable supplement to organic loan growth.

Included in loans receivable and other borrowings at December 31, 2015 are $2.2 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

As of December 31, 2015, our largest lending relationship was with a building contractor and real estate investor, located in our primary market area. As of December 31, 2015, the borrower had seven separate loans, with an aggregate principal loan balance of $7.2 million. The loans are collateralized by various properties including three retail shopping centers, a primary residence, and other investment properties. All loans to the borrower were performing as of December 31, 2015. The next nine largest lending relationships accounted for 59 loans and had an aggregate principal loan balance of $50.1 million as of December 31, 2015. Of these nine relationships, two of the relationships had loans classified as impaired at December 31, 2015 totaling $2.0 million and $1.6 million, respectively.

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

	December 31, 2015
(Dollars in thousands)	One year or less	Over one year to five years	Over five years	Total
Real estate loans:
One- to four-family residential	$2,089	$12,765	$233,779	$248,633
Commercial	12,643	47,827	153,943	214,413
Home equity loans and lines of credit	883	27,712	24,851	53,446
Residential construction	196	2,941	4,711	7,848
Other construction and land	15,745	12,919	28,652	57,316
Commercial	3,826	17,577	19,643	41,046
Consumer	116	2,470	1,053	3,639
Total loans, gross	$35,498	$124,211	$466,632	$626,341

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

The following table sets forth the dollar amount of all loans at December 31, 2015 that have contractual maturities after December 31, 2016 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	December 31, 2015
		Floating or
(Dollars in thousands)	Fixed	adjustable	Total
Real estate loans:
One- to four-family residential	$97,868	$148,676	$246,544
Commercial	61,431	140,339	201,770
Home equity loans and lines of credit	8,781	43,782	52,563
Residential construction	4,686	2,966	7,652
Other construction and land	18,943	22,628	41,571
Commercial	20,570	16,650	37,220
Consumer	3,154	369	3,523
Total	$215,433	$375,410	$590,843

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We had no loans past due 90 days or more that are still accruing interest at December 31, 2015.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At December 31, 2015
Real estate loans:
One- to four-family residential	$5,610	$1,260	$1,205	$8,075
Commercial	1,585	—	605	2,190
Home equity loans and lines of credit	369	38	322	729
One- to four-family residential construction	—	—	—	—
Other construction and land	208	397	138	743
Commercial	625	—	—	625
Consumer	12	4	—	16
Total loans	$8,409	$1,699	$2,270	$12,378
% of total loans, net	1.35%	0.27%	0.36%	1.98%

At December 31, 2014
Real estate loans:
One- to four-family residential	$6,298	$448	$2,669	$9,415
Commercial	2,136	909	1,006	4,051
Home equity loans and lines of credit	557	528	759	1,844
One- to four-family residential construction	—	—	65	65
Other construction and land	1,530	964	473	2,967
Commercial	—	22	—	22
Consumer	247	4	1	252
Total loans	$10,768	$2,875	$4,973	$18,616
% of total loans, net	1.99%	0.53%	0.92%	3.44%

At December 31, 2013
Real estate loans:
One- to four-family residential	$5,539	$669	$2,587	$8,795
Commercial	4,746	53	722	5,521
Home equity loans and lines of credit	313	29	350	692
One- to four-family residential construction	120	—	—	120
Other construction and land	499	185	970	1,654
Commercial	—	35	—	35
Consumer	18	9	—	27
Total loans	$11,235	$980	$4,629	$16,844
% of total loans, net	2.15%	0.19%	0.89%	3.23%

At December 31, 2012
Real estate loans:
One- to four-family residential	$5,903	$1,510	$4,018	$11,431
Commercial	7,178	1,783	2,372	11,333
Home equity loans and lines of credit	359	576	785	1,720
One- to four-family residential construction	—	302	194	496
Other construction and land	1,141	136	6,234	7,511
Commercial	55	—	12	67
Consumer	15	—	—	15
Total loans	$14,651	$4,307	$13,615	$32,573
% of total loans, net	2.61%	0.77%	2.43%	5.81%

At December 31, 2011
Real estate loans:
One- to four-family residential	$7,282	$699	$12,706	$20,687
Commercial	4,296	4,617	4,530	13,443
Home equity loans and lines of credit	803	349	1,826	2,978
One- to four-family residential construction	190	677	1,396	2,263
Other construction and land	2,459	2,914	10,360	15,733
Commercial	125	58	39	222
Consumer	36	—	37	73
Total loans	$15,191	$9,314	$30,894	$55,399
% of total loans, net	2.47%	1.51%	5.02%	9.00%

Total delinquencies as a percentage of net loans have decreased from 9.00% at December 31, 2011 to 1.98% at December 31, 2015, representing a decrease of 78.0% over the period. Loans past due 90 days and over and on non-accrual have experienced a similar decline, decreasing from 5.02% at December 31, 2011, to 0.36% at December 31, 2015, a decrease of 92.8% over the period. The decrease in delinquencies is consistent with the improving economic health of our primary market area.

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

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$2,893	$5,661	$2,794	$5,367	$15,985
Commercial	3,628	7,011	10,212	4,664	8,015
Home equity loans and lines of credit	320	1,347	350	852	2,668
Residential construction	—	65	—	655	1,396
Other construction and land	384	2,679	2,068	6,176	13,405
Commercial	55	15	190	12	42
Consumer	—	2	13	1	38

Total non-performing loans	7,280	16,780	15,627	17,727	41,549

REO:
One- to four-family residential	1,384	220	1,076	3,779	4,807
Commercial	1,123	774	2,988	5,049	3,255
Residential construction	—	—	210	1,176	700
Other construction and land	2,862	3,431	6,232	9,751	8,068

Total foreclosed real estate	5,369	4,425	10,506	19,755	16,830

Total non-performing assets	$12,649	$21,205	$26,133	$37,482	$58,379

Troubled debt restructurings still accruing	$11,206	$18,760	$23,015	$21,408	$17,624

Ratios:
Non-performing loans to total loans	1.17%	3.10%	2.99%	3.16%	6.75%
Non-performing assets to total assets	1.23%	2.35%	3.33%	4.87%	6.67%

Non-performing loans as a percentage of total loans decreased from 6.75% at December 31, 2011, to 1.17% at December 31, 2015, representing a decrease of 82.7% over the period. Similarly, non-performing assets as a percentage of total assets decreased from 6.67% at December 31, 2011, to 1.23% at December 31, 2015, representing a decrease of 81.6% over the period. This decrease in non-performing loans and non-performing assets is due to a combination of the improving economy and the Bank’s aggressive resolution and disposal of non-performing loans and non-performing assets by means of restructure, foreclosure, deed in lieu of foreclosure and short sales for less than the amount of the indebtedness, in which cases the deficiency is charged-off.

Non-performing loans decreased $9.5 million, or 56.6%, to $7.3 million at December 31, 2015 compared to $16.8 million at December 31, 2014. This decrease in non-performing loans is attributable to loan payoffs, transfers to REO, charge-offs, and the return of loans to accrual status upon the determination that ultimate collectability of all amounts contractually due is not in doubt.

REO increased $0.9 million, or 21.3%, to $5.4 million at December 31, 2015 from $4.4 million at December 31, 2014 primarily attributable to the foreclosure of one residential real estate property. Although real estate owned balances have increased, most of the transfers to real estate owned during the period were 1-4 family residential properties which are normally sold at a faster pace than other property types.

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

All TDRs are considered to be impaired loans and are reported as such for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and the ultimate collectability of all amounts contractually due is not in doubt. We may also remove a loan from TDR and impaired status if the TDR is subsequently restructured and at the time of the subsequent restructuring the borrower is not experiencing financial difficulties and, under the terms of the subsequent restructuring agreement, no concession has been granted to the borrower.

The following table presents our TDRs by accrual status as of the dates indicated.

	December 31,
(Dollars in thousands)	2015	2014	2013
TDRs still accruing interest	$11,206	$18,760	$23,015
TDRs not accruing interest	3,395	5,200	1,975
Total TDRs	$14,601	$23,960	$24,990

As noted in the above table, the majority of our borrowers with restructured loans have been able to comply with the revised payment terms for at least six consecutive months, resulting in their respective loans being restored to accrual status.

The following table presents details of TDRs made in each of the periods indicated:

Year Ended		Number of TDR	Pre-Modification	Post-Modification
December 31,	Modification Type	Loans	Recorded Investment	Recorded Investment
		(Dollars in thousands)
2015	Forgiveness of principal	1	$1,988	$1,693
	Extended payment terms	1	833	833
	Total	2	$2,821	$2,526

2014	Interest rate concessions	6	$968	$875
	Extended payment terms	10	7,508	5,940
	Total	16	$8,476	$6,815

2013	Interest rate concessions	7	$2,551	$2,150
	Extended payment terms	2	677	372
	Total	9	$3,228	$2,522

During 2015, we continued to be proactive in working with borrowers to identify potential issues and restructure certain loans to prevent future losses.

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

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Classified loans:
Substandard	$19,196	$31,205	$47,019	$58,864	$86,170
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	19,196	31,205	47,019	58,864	86,170
As a % of total loans	3.08%	5.77%	9.01%	10.50%	14.00%

Special mention	19,195	31,283	37,670	61,698	63,839

Total criticized loans	$38,391	$62,488	$84,689	$120,562	$150,009

As a % of total loans	6.15%	11.56%	16.23%	21.50%	24.37%

Total classified loans decreased $12.0 million, or 38.5%, to $19.2 million at December 31, 2015 from $31.2 million at December 31, 2014. Total criticized loans decreased $24.1 million, or 38.6%, to $38.4 million at December 31, 2015 from $62.5 million at December 31, 2014. These reductions reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

Management continuously monitors non-performing, classified and past due loans to identify any deterioration in the condition of these loans. As of December 31, 2015, we had not identified any potential problem loans that we did not already classify as non-performing.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. Prior to the first quarter of 2015, we more heavily weighted the most recent four quarters than the least recent four quarters. Beginning in the first quarter of 2015, we no longer weight any quarters to calculate our average loss rates. This change in weighting did not have a material impact on our allowance for loan losses methodology. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 11%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

●	Non-accrual and classified loans
●	Collateral values
●	Loan concentrations
●	Economic conditions – including unemployment rates, building permits, and a regional economic index.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table presents the activity in and balances of our allowance for loan losses as of and for the periods indicated:

	As of or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	( Dollars in thousands)
Balance at beginning of period	$11,072	$14,251	$14,874	$16,710	$17,195

Charge-offs:
Real Estate:
One- to four-family residential	536	702	1,283	2,511	6,140
Commercial	52	2,415	2,209	1,850	4,202
Home equity loans and lines of credit	540	598	760	1,617	2,557
One- to four-family residential construction	—	—	193	391	1,043
Other construction and land	137	566	1,512	4,151	12,417
Commercial	9	133	17	295	1,199
Consumer	48	140	675	821	1,288
Total charge-offs	1,322	4,554	6,649	11,636	28,846

Recoveries:
Real Estate:
One- to four-family residential	259	193	433	479	540
Commercial	168	364	125	249	484
Home equity loans and lines of credit	104	41	22	107	513
One- to four-family residential construction	3	—	111	51	88
Other construction and land	342	218	539	642	2,251
Commercial	32	163	31	124	103
Consumer	303	363	407	270	266
Total recoveries	1,211	1,342	1,668	1,922	4,245

Net charge-offs	111	3,212	4,981	9,714	24,601

Provision for loan losses	(1,500)	33	4,358	7,878	24,116

Balance at end of period	$9,461	$11,072	$14,251	$14,874	$16,710

Ratios:
Net charge-offs to average loans outstanding	0.02%	0.60%	0.93%	1.66%	3.67%
Allowance to non-performing loans at period end	129.96%	65.98%	91.19%	83.91%	40.22%
Allowance to total loans at period end	1.52%	2.05%	2.73%	2.65%	2.71%

As indicated in the above table, our net charge-offs to average loans have declined from 3.67% for the year ended December 31, 2011, to 0.02% for the year ended December 31, 2015, representing a decrease of 99.5% over the period. The reduction in net charge-offs is attributable to the continued improvement in quality of our loan portfolio and the continued collection of payments on loans previously charged-off.

Our nonperforming loan coverage ratio increased to 129.96% at December 31, 2015 compared to 65.98% at December 31, 2014. The increase in our coverage ratio is mainly attributable to the reduction in nonperforming loans of $9.5 million, which was partially offset by a reduction in our allowance for loan losses of $1.5 million.

Our allowance as a percentage of total loans decreased to 1.52% at December 31, 2015 from 2.05% at December 31, 2014. The historical loss rates used in our allowance for loan losses calculation continue to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes.

Allocation of Allowance for Loan Losses

The table below summarizes the allowance for loan losses balance and percent of total loans by loan category.

	December 31,
	2015		2014		2013		2012		2011
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		to Total		to Total		to Total		to Total		to Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$2,455	39.7%	$2,983	41.8%	$3,693	43.1%	$4,620	40.5%	$4,571	37.5%
Commercial	3,221	34.2	2,717	33.0	4,360	29.7	2,973	30.8	4,338	29.3
Home equity loans and lines of credit	1,097	8.5	1,333	10.4	1,580	10.9	2,002	11.0	1,562	11.2
One- to four-family residential construction	278	1.3	510	1.4	501	1.7	429	1.8	397	1.5
Other construction and land	1,400	9.1	2,936	9.3	3,516	12.4	4,059	13.6	5,456	18.3
Commercial business	603	6.6	308	3.5	336	1.6	379	1.8	300	1.7
Consumer	407	0.6	285	0.6	265	0.7	412	0.5	86	0.5
Total	$9,461	100%	$11,072	100%	$14,251	100%	$14,874	100%	$16,710	100%

We compute our allowance either through a specific allowance to individually impaired loans or through a general allowance applied to homogeneous loans by loan type. The above allocation represents the allocation of the allowance by loan type regardless of specific or general calculations. The largest allocation proportionate to outstanding loan balances has been made to residential construction, other construction and land loans, and consumer loans as a result of the elevated risk in those categories of loans.

The table below summarizes balances, charge-offs, and specific allowances related to impaired loans as of the dates indicated.

					% of Specific
		Unpaid	Partial		Allowance & Partial
	Recorded	Principal	Charge-	Specific	Charge-off to Unpaid
As of December 31,	Balance	Balance	Offs	Allowance	Principal Balance
	(Dollars in thousands)
2015
Loans without a valuation allowance	$12,386	$14,358	$1,973	$—	13.7%
Loans with a valuation allowance	5,082	5,082	—	510	10.0%
Total	$17,468	$19,440	$1,973	$510	12.8%

2014
Loans without a valuation allowance	$23,612	$27,102	$3,490	$—	12.9%
Loans with a valuation allowance	10,053	10,260	207	1,676	18.4%
Total	$33,665	$37,362	$3,697	$1,676	14.4%

2013
Loans without a valuation allowance	$19,282	$21,783	$2,501	$—	11.5%
Loans with a valuation allowance	20,788	20,788	—	4,068	19.6%
Total	$40,070	$42,571	$2,501	$4,068	15.4%

As indicated in the above table, during the period presented, we have consistently maintained between 12% and 16% of impaired loans in a reserve, either through a direct charge-off or in a specific reserve included as part of the allowance for loan losses. The total dollar amount of impaired loans decreased $16.2 million, or 48.1%, to $17.5 million at December 31, 2015 compared to $33.7 million at December 31, 2014. The decrease in impaired loans is attributable to loan payoffs, transfers to REO, charge-offs, and the return of loans to non-impaired status upon changes to borrowers’ status that ultimate collectability of all amounts contractually due is not in doubt.

Real Estate Owned

The tables below summarize the balances and activity in REO as of the dates and for the periods indicated.

	As of December 31,
	2015	2014	2013
	(Dollars in thousands)
One- to four-family residential	$1,384	$220	$1,076
Commercial Real Estate	1,123	774	2,988
Residential construction	—	—	210
Other Construction and Land	2,862	3,431	6,232
Total	$5,369	$4,425	$10,506

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of year	$4,425	$10,506	$19,755
Additions	3,350	2,200	8,651
Disposals	(2,235)	(5,932)	(11,307)
Writedowns	(171)	(2,349)	(4,093)
Other	—	—	(2,500)
Balance, end of year	$5,369	$4,425	$10,506

As indicated in the above table, the balance in REO has increased by $0.9 million, or 21.3%, to $5.4 million at December 31, 2015 from a balance of $4.4 million at December 31, 2014. The increase is primarily attributable to the foreclosure of one residential real estate property. Most of the transfers to real estate owned during the year were 1-4 family residential properties which are normally sold at a faster pace than other property types. We continue to write-down REO as needed and maintain focus on aggressively disposing of our remaining properties.

As of December 31, 2015, our REO property with the largest balance of $1.2 million consisted of approximately 14 acres of commercial land with frontage on US Highway 441 in Franklin, North Carolina. The land is located in close proximity to our corporate office and was under contract as of December 31, 2015. The current book balance of the property is net of a $0.6 million sale of approximately eight acres that occurred in September 2013. The property was acquired in September 2009 and most recently valued in December 2014.

Investment Securities

During the fourth quarter of 2015, the Company funded a trading account which is held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements.

The following table presents the holdings of our trading account as of December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
	(Dollars in thousands)
Cash	$4,714	$—

The remainder of our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	At December 31,		At December 31,
	2015		2014

	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$25,633	$25,720	$33,540	$33,572
U.S. Government structured agency obligations	—	—	6,000	5,910
U.S. Treasury Notes & Bonds	1,500	1,510	1,500	1,510
Municipal obligations	39,751	39,858	25,483	25,558
Mortgage-backed securities:
U.S. Government agency	112,857	112,010	123,321	123,043
SBA securities	47,768	47,582	20,713	20,652
Collateralized mortgage obligations	11,702	11,582	9,094	9,023
Mutual funds	602	600	590	591

Total securities available-for-sale	$239,813	$238,862	$220,241	$219,859

Available for sale investment securities increased $19.0 million, or 8.6%, to $238.9 million at December 31, 2015 from $219.9 million at December 31, 2014. We continue to grow our investment portfolio as we seek to better leverage our capital.

Held to maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio.

	At December 31,		At December 31,
	2015		2014

	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government and agency securities:
U.S. Government and agency obligations	$5,729	$5,706	$2,000	$1,995
U.S. Government structured agency obligations	10,148	10,793	21,193	22,613
U.S. Treasury Notes & Bonds	1,002	995
Municipal tax exempt	7,641	7,825	3,805	3,973
Municipal taxable	4,787	4,709	587	609
Collateralized mortgage obligations	4,834	4,776	—	—
Trust preferred securities	—	—	1,000	1,000
Corporate debt securities	7,023	7,008	700	700

Total securities held-to-maturity	$41,164	$41,812	$29,285	$30,890

Held-to-maturity investment securities increased $11.9 million, or 40.6%, to $41.2 million at December 31, 2015 from $29.3 million at December 31, 2014 as a result of the Company purchasing new securities with the intent to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss).

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

As indicated in the table below, the number and dollar amount of securities in an unrealized loss position for more than 12 consecutive months decreased significantly between December 31, 2014 and December 31, 2013. We believe that this decrease in the number of securities in an unrealized loss position is due entirely to decreases in interest rates from the time that many of these securities were originally purchased over the past few years. We regularly review our investment portfolio for “other than temporary impairment”, or OTTI, and concluded that no OTTI existed during the years ended December 31, 2015, 2014 and 2013. In addition, we do not intend to sell these securities, nor is it more likely than not that we would be required to sell these securities before their anticipated recovery of amortized cost.

	12 Months or Less			More Than 12 Months			Total
	Number of		Unrealized	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
				(Dollar in Thousands)
2015	146	$153,774	$1,365	17	$21,852	$531	163	$175,626	$1,896
2014	46	$59,336	$286	49	$62,506	$1,045	95	$121,842	$1,331
2013	101	135,054	5,832	13	12,335	1,209	114	147,389	7,041

We closely monitor the financial condition of the issuers of our municipal securities, as we consider these securities carry the greatest risk of potential OTTI to our portfolio. As of December 31, 2014, the fair value of our municipal securities portfolio balance consists of approximately 67.3% of general obligation bonds and 32.7% of revenue bonds. As of December 31, 2015 and 2014, all municipal securities were performing. The table below presents the ratings for our municipal securities by either Standard and Poors or Moody’s as of the dates indicated.

	December 31,
	2015		2014
	Number of		Number of
(Dollars in thousands)	Securities	Fair Value	Securities	Fair Value
AA- or better	105	$50,770	59	$28,312
BBB+	1	501	1	501
BBB-	1	375	—	—
Not Rated	2	746	3	1,327

Investment Portfolio Maturities and Yields

The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than one year		More than five years
	Less than one year		through five years		through ten years		More than ten years		Total securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government and agency securities:
Agency Securities	$—	0.00%	$21,679	1.57%	$3,954	2.60%	$—	—	$25,633	1.73%
Treasury Notes & Bonds	—	—	1,500	1.87	—	—	—	—	1,500	1.87
Municipal tax exempt (1)	501	0.91	486	2.03	3,697	2.47	6,194	4.43	10,878	3.49
Municipal taxable	—		3,423	1.94	8,044	2.76	17,406	3.24	28,873	2.95
Mortgage-backed securities:
Agency	—		12,783	1.69	41,952	1.93	58,122	2.08	112,857	1.98
SBA	—		1,069	1.26	13,622	2.02	33,077	1.87	47,768	1.90
CMO	—		—	—	2	3.05	11,700	2.12	11,702	2.12
Mutual funds	602	2.16	—	—	—	—	—	—	602	2.16
Total securities available-for-sale	$1,103	1.59%	$40,940	1.65%	$71,271	2.11%	$126,499	2.30%	$239,813	2.13%

(1) - Tax exempt municipal obligations are shown on a tax equivalent basis using a 34% federal tax rate

The composition and maturities of the held-to-maturity securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	More than one year		More than five years
	through five years		through ten years		More than ten years		Total securities
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government and agency securities:
Agency Securities	$—	0.00%	$5,729	2.48%	$—	0.00%	5,729	2.48%
Structured Obligations	—	—	—	—	10,148	4.15	10,148	4.15
Treasury Notes & Bonds	1,002	0.91	—	—	—	—	1,002	0.91
Municipal tax exempt (1)	—	—	257	3.34	7,384	5.02	7,641	4.96
Municipal taxable	—	—	210	3.76	4,577	3.16	4,787	3.19
Mortgage-backed securities:
CMO	—	—	—	—	4,834	2.17	4,834	2.17
Corporate Debt securities	—	—	7,023	5.74	—	—	7,023	5.74
Total securities available-for-sale	$1,002	0.91%	$13,219	4.25%	$26,943	3.87%	$41,164	3.92%

(1) - Tax exempt municipal obligations are shown on a tax equivalent basis using a 34% federal tax rate

Other Investments

As of December 31, 2015, we held $8.8 million in other investments accounted for at cost which was an increase of $3.9 million, or 80.0%, compared to $4.9 million at December 31, 2014. Other investments at December 31, 2015 were comprised of $7.3 million of FHLB stock, $0.7 million in stock of correspondent banks, $0.4 million in certificates of deposit at other banks, and $0.4 million for our investment in Macon Capital Trust I. The amount of FHLB stock required to be owned by the Bank is determined by the amount of FHLB advances outstanding. The increase in our FHLB stock to $7.3 million at December 31, 2015 compared to $3.4 million at December 31, 2014, was the result of higher FHLB borrowings outstanding which increased from $60.0 million at December 31, 2014 to $153.5 million at December 31, 2015.

Bank Owned Life Insurance (“BOLI”)

These policies are recorded at fair value based on cash surrender values provided by a third party administrator. The assets of the separate account BOLI are invested in the PIMCO Mortgage-backed Securities Account which is composed primarily of U.S. Treasury and U.S. Government agency sponsored mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1. BOLI increased $0.4 million to $20.9 million at December 31, 2015 from $20.4 million at December 31, 2014. The following table summarizes the composition of BOLI as of the dates indicated:

	December 31,
	2015	2014
	(Dollars in thousands)
Separate account	$12,388	$12,194
General account	7,636	7,410
Hybrid	834	813
Total	$20,858	$20,417

Net Deferred Tax Assets

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, we considered the following sources of taxable income:

●	future reversals of existing taxable temporary differences;

●	future taxable income exclusive of reversing temporary differences and carryforwards;

●	taxable income in prior carryback years; and

●	tax planning strategies that would, if necessary, be implemented.

During 2015, the Company completed an analysis of all positive and negative evidence in assessing the need to maintain the valuation allowance against its net deferred tax asset. As a result of this analysis, the Company determined that significant positive evidence existed that would support the reversal of $18.9 million of the valuation allowance including the following:

●	A pattern of sustained profitability, excluding non-recurring items, since the first quarter of 2014;

●	A three year cumulative profit;

●	Forecasted earnings sufficient to utilize all remaining net operating losses prior to expiration beginning in 2025 for North Carolina income taxes and 2032 for Federal income taxes;

●	Significant improvements in asset quality;

●	Resolution of all remaining regulatory orders; and

●	A strong capital position enabling future earnings investments.

Deposits

The following table presents average deposits by category, percentage of total average deposits and average rates for the periods indicated.

	For the Year Ended December 31,
	2015			2014			2013
		Percent of			Percent of			Percent of
		Total	Weighted		Total	Weighted		Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Balance	Rate	Balance	Balance	Rate	Balance	Balance	Rate
				(Dollars in thousands)
Deposit type:
Savings accounts	$30,033	4.3%	0.11%	$27,009	3.8%	0.13%	$25,625	3.8%	0.14%
Time deposits	294,148	42.3	1.20	315,028	44.4	1.32	312,675	45.8	1.45
Brokered CDs	3,836	0.6	1.64	9,833	1.4	3.81	16,065	2.4	3.62
Money market accounts	174,481	25.1	0.32	184,821	26.0	0.53	181,558	26.6	0.62
Interest-bearing demand accounts	95,856	13.8	0.14	86,857	12.2	0.16	77,689	11.4	0.17
Noninterest-bearing demand accounts	96,251	14.0	—	86,229	12.2	—	68,519	10.0	—
Total deposits	$694,605	100.0%	0.62%	$709,777	100.0%	0.75%	$682,131	100.0%	0.85%

As indicated in the above table, average deposit balances decreased approximately $15.2 million, or 2.1%, for the year ended December 31, 2015 compared to 2014. The decrease in total average deposits was mainly attributable to decreases in time deposits, brokered CDs, and money market accounts, which were partially offset by increases in interest-bearing and noninterest-bearing transaction accounts. The Company acquired $39.9 million in deposits from ASB on December 11, 2015, with the deposits included in our average balances from the date of acquisition through December 31, 2015. During 2015, we continued to decrease rates paid on time deposit accounts with a corresponding focus on developing lower cost transaction accounts. This strategy assisted with reducing our overall cost of deposits to 62 basis points in 2015 compared to 76 basis points in 2014. The decrease in time deposits and brokered CDs is mainly attributable to the maturity of the Bank’s final brokered deposit of $9.0 million in June 2015 and an intentional decrease in higher cost internet certificates of deposit.

The following table presents details of the applicable interest rates on our certificates of deposit at the dates indicated. The decrease in higher cost certificates of deposit is due to a combination of existing certificates of deposit maturing without renewal, and the re-pricing of retail certificates at lower rates.

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$128,882	$114,937	$120,378
1.00% to 2.00%	96,939	136,803	129,995
2.00% to 3.00%	50,321	56,012	58,633
Greater than 3.00%	—	10,467	14,351
Total	$276,142	$318,219	$323,357

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $100 thousand.

December 31, 2015
(Dollars in thousands)
Three months or less	$18,051
Over three months through six months	18,959
Over six months through one year	22,457
Over one year	63,061
Total	$122,528

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $250 thousand.

December 31, 2015
(Dollars in thousands)
Three months or less	$4,416
Over three months through six months	3,403
Over six months through one year	3,963
Over one year	14,650
Total	$26,432

Borrowings

We have traditionally maintained a balance of borrowings from the FHLB of Atlanta using a combination of fixed borrowings, and fixed borrowings convertible to variable rates at the option for the FHLB. From time to time, we also borrow overnight funds from the FHLB of Atlanta, but had no overnight borrowings outstanding at December 31, 2015. FHLB advances are secured by qualifying one- to four-family permanent and commercial loans, by mortgage-backed securities, and by a blanket collateral agreement with the FHLB of Atlanta. At December 31, 2015, the Company had unused borrowing capacity with the FHLB of $9.5 million based on collateral pledged at that date. The Company had total additional credit availability with FHLB of $141.6 million as of December 31, 2015 if additional collateral was pledged.

The following table details the composition of our FHLB borrowings between fixed and adjustable rate advances as of the dates indicated:

December 31, 2015
Balance	Type	Rate	Maturity
	(Dollars in thousands)
$45,000	Fixed Rate	0.30%	2/5/2016
5,000	Fixed Rate	0.39%	3/28/2016
5,000	Fixed Rate	0.52%	3/30/2016
10,000	Fixed Rate	0.47%	3/31/2016
5,000	Fixed Rate	0.49%	6/6/2016
5,000	Fixed Rate	0.69%	6/30/2016
5,000	Fixed Rate	0.51%	6/30/2016
5,000	Fixed Rate	0.74%	7/1/2016
20,000	Daily Rate	0.49%	7/21/2016
10,000	Fixed Rate	0.58%	9/28/2016
5,000	Fixed Rate	0.79%	12/5/2016
5,000	Fixed Rate	0.98%	12/30/2016
5,000	Fixed Rate	0.74%	12/30/2016
1,000	Fixed Rate	0.87%	5/11/2017
2,000	Fixed Rate	1.02%	6/12/2017
5,000	Fixed Rate	1.38%	12/29/2017
2,000	Fixed Rate	1.25%	5/11/2018
10,000	Fixed Rate	1.83%	4/10/2019
2,500	Fixed Rate	1.77%	6/11/2019
1,000	Fixed Rate	1.78%	5/11/2020
$153,500		0.65%

December 31, 2014
Balance	Type	Rate	Maturity
(Dollars in thousands)
$10,000	Fixed	0.23%	3/30/2015
5,000	Fixed	0.37%	6/30/2015
5,000	Fixed	0.50%	12/30/2015
5,000	Fixed	0.69%	6/30/2016
5,000	Fixed	0.98%	12/30/2016
5,000	Fixed	1.38%	12/29/2017
10,000	Fixed	1.83%	4/10/2019
15,000	Variable	2.79%	4/10/2020
$60,000		1.37%

The following table sets forth information concerning balances and interest rates on our FHLB advances as of or for the periods indicated.

	As of or for the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of period	$153,500	$60,000	$40,000
Average balance during period	102,627	40,109	26,031
Maximum outstanding at any month end	153,500	60,000	40,000
Weighted average interest rate at end of period	0.65%	1.37%	1.74%
Weighted average interest rate during period	0.80%	1.75%	2.58%

FHLB advances increased $93.5 million, or 155.8%, to $153.5 million at December 31, 2015, from $60.0 million at December 31, 2014. The additional funds were used to invest in loans and investment securities and to provide funding for future cash needs. The advances had a weighted average rate of 0.65% as of December 31, 2015 compared to 1.37% at December 31, 2014. The use of FHLB advances as a funding source continues to be a low cost complement to core deposits.

During the second quarter of 2015, we prepaid a $15.0 million FHLB advance and incurred a prepayment penalty of $1.8 million. The advance, which carried an interest rate equal to 90-day LIBOR plus 2.56% and reset quarterly, was replaced with a $15.0 million three month fixed rate advance. As a result of the restructuring, the interest rate on the advance was reduced by 2.58% resulting in expected incremental pre-tax annual earnings of approximately $0.4 million.

The Company also had other borrowings at December 31, 2015 of $2.2 million which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at December 31, 2015 and 2014, payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. The effective interest rate was 3.34% and 3.05% at December 31, 2015 and 2014, respectively.

Deferred Compensation and Post-Employment Benefits

Deferred compensation and post-employment benefits increased $0.5 million, or 4.8%, to $10.2 million at December 31, 2015 from $9.8 million at December 31, 2014. The increase is a result of a change in discount rates partially offset by ongoing payments. As of December 31, 2015, the plans were frozen and no new participants may be added.

Equity

Total equity increased $24.2 million, or 22.5%, to $131.5 million at December 31, 2015 from $107.3 million at December 31, 2014. This increase was primarily the result of $23.8 million of net income for the period and a $0.5 million improvement in net unrealized holding gains and losses on securities available for sale.

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

	For the Year Ended December 31,
	2015			2014			2013
	Average			Average			Average
	Outstanding			Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$580,106	$27,027	4.66%	$535,949	$27,597	5.15%	$532,322	$27,468	5.16%
Loans, tax exempt (1)	4,970	214	4.30%	2,044	103	5.04%	1,766	102	5.75%
Investments - taxable	253,774	5,223	2.06%	195,536	4,139	2.12%	161,593	3,445	2.13%
Investment tax exempt (1)	11,949	574	4.81%	8,123	526	6.47%	8,771	561	6.40%
Interest earning deposits	31,875	75	0.24%	40,476	95	0.23%	13,978	31	0.22%
Other investments, at cost	6,682	299	4.47%	3,738	199	5.32%	3,139	70	2.23%

Total interest-earning assets	889,356	33,412	3.76%	785,866	32,659	4.16%	721,569	31,677	4.39%

Noninterest-earning assets	58,515			48,586			56,732

Total assets	$947,871			$834,452			$778,301

Interest-bearing liabilities:
Savings accounts	$30,033	$33	0.11%	$27,009	$36	0.13%	$25,625	$36	0.14%
Time deposits	297,984	3,607	1.21%	324,861	4,193	1.29%	328,740	4,534	1.38%
Money market accounts	174,481	558	0.32%	184,821	983	0.53%	181,558	1,122	0.62%
Interest bearing transaction accounts	95,856	136	0.14%	86,857	149	0.17%	77,689	134	0.17%
Total interest bearing deposits	598,354	4,334	0.72%	623,548	5,361	0.86%	613,612	5,826	0.95%

FHLB advances	102,627	826	0.80%	40,109	703	1.75%	26,031	672	2.58%
Junior subordinated debentures	14,433	458	3.17%	14,433	509	3.53%	14,433	490	3.39%
Other borrowings	1,863	105	5.64%	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	717,277	5,723	0.80%	678,090	6,573	0.97%	654,076	6,988	1.07%

Noninterest-bearing deposits	96,251			86,229			68,519

Other non interest bearing liabilities	13,890			12,937			15,142

Total liabilities	827,418			777,256			737,737
Total equity	120,453			57,196			40,564

Total liabilities and equity	$947,871			$834,452			$778,301

Tax-equivalent net interest income		$27,689			$26,086			$24,689

Net interest-earning assets (2)	$172,079			$107,776			$67,493

Average interest-earning assets to interest-bearing liabilities	123.99%			115.89%			110.32%

Tax-equivalent net interest rate spread (3)			2.96%			3.19%			3.32%
Tax-equivalent net interest margin (4)			3.11%			3.32%			3.42%

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

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Compared to the ear Ended December 31, 2014			Compared to the ear Ended December 31, 2013
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$2,173	$(2,743)	$(570)	$187	$(58)	$129
Loans, tax exempt (2)	128	(17)	111	15	(13)	2
Investment - taxable	1,202	(118)	1,084	719	(25)	694
Investments - tax exempt (2)	206	(158)	48	(42)	7	(35)
Interest-earning deposits	(20)	0	(20)	62	2	64
Other investments, at cost	136	(36)	100	16	113	129

Total interest-earning assets	3,825	(3,072)	753	957	26	983

Interest-bearing liabilities:
Savings accounts	$4	$(7)	$(3)	$2	$(2)	$—
Time deposits	(335)	(251)	(586)	(53)	(288)	(341)
Money market accounts	(52)	(373)	(425)	20	(159)	(139)
Interest bearing transaction accounts	14	(27)	(13)	16	(1)	15
FHLB advances	656	(533)	123	290	(259)	31
Junior subordinated debentures	—	(51)	(51)	—	19	19
Other borrowings	105	—	105	—	—	—

Total interest-bearing liabilities	392	(1,242)	(850)	275	(690)	(415)

Change in tax-equivalent net interest income	$3,433	$(1,830)	$1,603	$682	$716	$1,398

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 34% federal tax rate

Comparison of Operating Results for the Fiscal Years Ended December 31, 2015 and 2014

General

Net income increased $17.9 million to $23.8 million for the year ended December 31, 2015, compared to net income of $5.9 million for the year ended December 31, 2014. The increase in net income for the period was primarily the result of a non-cash income tax benefit of $18.9 million resulting from the reversal of all of the valuation allowance on the Company’s net deferred tax asset, a reduction in the net cost of operation of REO of $2.5 million, a negative provision for loan losses of $1.5 million, and an increase in net interest income of $1.5 million, which were partially offset by a FHLB advance prepayment penalty of $1.8 million and increased compensation of $2.8 million.

Income before taxes decreased $1.1 million, or 13.1%, to $7.1 million for the year ended December 31, 2015 compared to $8.2 million for the year ended December 31, 2014. The decrease was primarily attributable to $1.1 million of deferred interest and discounts due to the favorable resolution and restructuring of two commercial loans in 2014 and not 2015, an FHLB advance prepayment penalty of $1.8 million, and an increase in compensation related expenses of $2.8 million which were partially offset by an increase in net interest income of $1.5 million, a negative provision for loan losses of $1.5 million, and a decrease in real estate owned costs of $2.5 million.

Core net income increased $0.4 million, or 9.3%, to $5.0 million in 2015 compared to $4.6 million in 2014. The increase in core net income is primarily attributable to an increase in core net interest income of $2.7 million and a reduction in net cost of operation of REO of $2.5 million, which were partially offset by an increase in compensation of $2.8 million.

Net Interest Income

Our tax-equivalent net interest income increased by $1.6 million, or 6.1%, to $27.7 million for the year ended December 31, 2015, compared to $26.1 million for the year ended December 31, 2014. This improvement was the result of increases in average loan and investment balances along with a reduction in rates on interest-bearing liabilities of 17 basis points for the year ended December 31, 2015 compared to 2014. Our tax-equivalent net interest margin decreased 21 basis points to 3.11% for 2015 compared to 3.32% for 2014.

The yield on taxable loans decreased 49 basis points in 2015 compared to 2014. The yield on taxable loans for 2014 included the recognition of approximately $1.1 million of deferred interest and discounts due to the favorable resolution and restructuring of two commercial loans. Excluding the $1.1 million interest income recognized from the resolution of these loans, our yield on taxable loans would have been 4.94% for the year ended December 31, 2014, reflecting a decrease of 28 basis points for the year ended December 31, 2015 compared to 2014.

Our average interest-earning assets increased $103.5 million, or 13.2%, to $889.4 million in 2015 compared to $785.9 million in 2014. The substantial increase in interest earning-assets was primarily due to continued investing in loans and investments as we leverage the capital received from our stock offering in 2014. Our average balance in taxable investments increased $58.2 million, or 29.8%, to $253.8 million for 2015 compared to $195.5 million for 2014. This increase in the average balance of our taxable investments provided an additional $1.2 million in interest income compared to the average balance in 2014. Our average balance in taxable loans increased $44.2 million, or 8.2%, to $580.1 million in 2015 compared to $535.9 million in 2014. The increase in the average balance of our taxable loans provided an addition $2.2 million in interest income compared to the average balance in 2014.

Our average interest-bearing liabilities increased $39.2 million, or 5.8%, to $717.3 million in 2015 compared to $678.1 million in 2014. The increase in average interest-bearing liabilities is a result of increased average FHLB advances in 2015, partially offset by a decrease in average interest-bearing deposits. During 2015, the average interest-bearing deposit balance decreased $25.2 million, or 4.0%, and the average outstanding FHLB advances increased $62.5 million, or 155.9%. Although our average interest-bearing liabilities increased during 2015, we were able to reduce the overall related cost by 17 basis points which resulted in a decrease in interest expense due to rate of approximately $1.2 million in 2015 compared 2014.

Provision for Loan Losses

For the year ended December 31, 2015, we had a negative provision for loan losses of $1.5 million compared to a provision of $33,000 for the same period in the prior year. The decrease in the provision for loan losses was the result of improvements in asset quality, significantly reduced charge-off amounts, and a continued reduction in decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding change between the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014	Change
	(Dollars in thousands)
Servicing income, net	$341	$565	$(224)
Mortgage banking	774	800	(26)
Gain on sale of SBA loans	823	629	194
Gain on sale of investments, net	403	657	(254)
Other than temporary impairment	(3)	(76)	73
Service charges on deposit accounts	1,269	1,203	66
Interchange fees	1,278	1,126	152
Bank owned life insurance	457	456	1
Other	453	719	(266)

Total	$5,795	$6,079	$(284)

The $0.2 million net decrease in servicing income was primarily the result of a decrease in the fair value of the corresponding loan servicing rights. The fair value of our loan servicing rights has decreased in recent quarters due to a increase in expected prepayment speeds.

Mortgage banking income remained unchanged at $0.8 million in 2015 compared to 2014 which is consistent with the continued industry-wide slowdown in refinancing activity.

Gain on sale of SBA loans increased $0.2 million for 2015 compared to 2014. The increase in gain on sale of SBA loans is attributable to increased sales of SBA loans during 2015 as we have hired additional lenders and increased our focus on SBA lending.

Net gains on sales of investments decreased $0.3 million for 2015 compared to 2014. The decrease in net gains on sales of investments is a result of increasing bond rates in 2015 compared to 2014 which resulted in less of our investment securities maintaining a gain position during the year.

Other income decreased by $0.3 million for 2015 compared to 2014 primarily attributable to reduced returns on our investments in Small Business Investment Company funds and lower commissions on wealth management balances.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014	Change
	(Dollars in thousands)

Compensation and employee benefits	$14,625	$11,843	$2,782
Net occupancy	2,986	2,697	289
Federal Home Loan Bank prepayment penalties	1,762	—	1,762
Federal deposit insurance	905	1,265	(360)
Professional and advisory	1,005	722	283
Data processing	1,213	1,082	131
Merger-related expenses	329	—	329
Net cost of operation of real estate owned	505	2,970	(2,465)
Other	4,300	3,188	1,112

Total noninterest expenses	$27,630	$23,767	$3,863

Total noninterest expense increased $3.9 million in 2015 compared to 2014, primarily as a result of increased compensation related expenses and FHLB prepayment penalties which were partially offset by reduced REO related expenses which decreased $2.5 million in 2015 compared to 2014. The significant decrease in REO related expenses is a result of our improved asset quality and fewer additions of large properties to REO during 2015.

Core noninterest expense, which excludes FHLB prepayment penalties and merger-related expenses, increased $1.8 million in 2015 compared to 2014, primarily as a result of increased compensation related costs of $2.8 million and partially offset by reduced REO related expenses of $2.5 million.

Compensation and employee benefits increased by $2.8 million, or 23.5%, for 2015 compared to 2014. This additional expense is related to increases in our number of employees, annual raises, employee benefits, incentives and commissions. The number of our full-time equivalent employees increased to 213 at December 31, 2015, as compared to 187 at December 31, 2014.

During the second quarter of 2015, we prepaid a $15.0 million FHLB advance and incurred a prepayment penalty of $1.8 million. The advance, which carried an interest rate equal to 90-day LIBOR plus 2.56% and reset quarterly, was replaced with a $15.0 million three month fixed rate advance. As a result of the restructuring, the interest rate on the advance was reduced by 2.58% resulting in expected incremental pre-tax annual earnings of approximately $0.4 million.

Expenses for FDIC deposit insurance decreased $0.4 million, or 28.5%, for 2015 compared to 2014 as a result of a reduction in our assessment rates due to an improving risk profile.

During 2015, we recognized $0.3 million in merger-related expenses for our completed acquisition of two branch locations in South Carolina and our pending acquisition of Oldtown. We did not have any merger related expenses during 2014.

Other expenses increased $1.1 million, or 34.9%, for 2015 compared to 2014 primarily as a result of increased expenses for rebranding the Bank as Entegra Bank and increased franchise taxes for the state of North Carolina due to our increased amount of equity compared to prior years.

Income Taxes

We recorded $16.7 million of income tax benefit for the year ended December 31, 2015, primarily reflecting the reversal of $18.9 million in valuation allowance which was partially offset by deferred tax expense. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

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

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding change between the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013	Change
	(Dollars in thousands)
Servicing income (expense), net	$565	$(126)	$691
Mortgage banking	800	2,149	(1,349)
Gain on sale of SBA loans	629	258	371
Gain on sale of investments, net	657	358	299
Other than temporary impairment	(76)	—	(76)
Service charges on deposit accounts	1,203	1,303	(100)
Interchange fees	1,126	1,009	117
Bank owned life insurance	456	482	(26)
Other	719	701	18

Total	$6,079	$6,134	$(55)

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

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013	Change
	(Dollars in thousands)

Compensation and employee benefits	$11,843	$11,177	$666
Net occupancy	2,697	2,507	190
Federal deposit insurance	1,265	1,700	(435)
Professional and advisory	722	547	175
Data processing	1,082	893	189
Net cost of operation of real estate owned	2,970	5,612	(2,642)
Other	3,188	3,743	(555)

Total noninterest expenses	$23,767	$26,179	$(2,412)

Total noninterest expense decreased $2.4 million in 2014 compared to 2013, primarily as a result of decreased REO related expenses which decreased $2.6 million in 2014 compared to 2013. The significant decrease in REO related expenses is a result of our improved asset quality and fewer additions to REO during 2014.

Compensation and employee benefits increased by $0.7 million, or 6.0%, for 2014 compared 2013. This additional expense resulted from an increase in the number of full-time equivalent employees during 2014 and the latter half of 2013, in response to anticipated growth.

Expenses for FDIC deposit insurance decreased $0.4 million, or 25.6%, for 2014 compared to 2013 as a result of a reduction in our assessment rates due to an improving risk profile.

Other expenses decreased $0.6 million, or 14.8%, for 2014 compared to 2013 primarily as a result of decreased buyback expenses for representations and warranties obligation for loans sold to Fannie Mae.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At December 31, 2015, cash and cash equivalents totaled $40.7 million. Included in this total was $29.1 million held at FRB and $3.1 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(35,649)	$(31,939)
Proceeds from loans originated for sale	39,659	28,295

Investing activities:
Purchases of investments	$(129,960)	$(115,617)
Maturities and principal repayments of investments	56,638	30,484
Sales of investments	39,022	19,170
Net increase in loans	(59,002)	(17,477)
Purchase of loans	(25,189)	—
Net cash received in branch acquisition	31,878	—

Financing activities:
Net increase (decrease) in deposits	$(26,372)	$18,855
Proceeds from FHLB advances	245,600	20,000
Repayment of FHLB advances	(152,100)	—
Proceeds from sale of common stock	—	63,651

At December 31, 2015, we had $39.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $74.5 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of December 31, 2015.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of December 31, 2015:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$163,004	$153,500	$9,504
FRB	48,222	—	48,222
Fed funds lines	15,000	—	15,000
Unpledged Marketable Securities	280,026	69,599	210,427
	$506,252	$223,099	$283,153

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at December 31, 2015, in accordance with the previous rules at December 31, 2014.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Tier 1 Leverage Capital	$118,251	12.05%	$39,270	>4%	$49,087	>5%
Common Equity Tier 1 Capital	$118,251	18.07%	$29,443	>4.5%	$42,529	>6.5%
Tier 1 Risk-based Capital	$118,251	18.07%	$39,257	>6%	$52,343	>8%
Total Risk-based Capital	$126,524	19.34%	$52,343	>8%	$65,429	>10%

As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	>4%	$44,300	>5%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	>4%	$31,847	>6%
Total Risk-based Capital	$112,246	21.15%	$42,462	>8%	$53,078	>10%

The following table summarizes the required and actual capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Tier I Leverage Capital	$136,063	13.85%	$39,291	>4%
Common Equity Tier 1 Capital	$128,007	19.55%	$29,468	>4.5%
Tier I Risk-based Capital	$136,063	20.78%	$39,291	>6%
Total Risk Based Capital	$144,343	22.04%	$52,388	>8%

As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	>4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	>4%
Total Risk Based Capital	$130,067	24.50%	$42,472	>8%

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

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. Deposits, exclusive of brokered certificates of deposit, increased to $716.6 million at December 31, 2015, from $693.9 million at December 31, 2014. Brokered deposits declined $9.2 million to zero at December 31, 2015 from $9.2 million at December 31, 2014. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

We have taken the following steps to reduce our interest rate risk:

●	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

●	limited the fixed rate period on loans within our portfolio

●	utilized our securities portfolio for positioning based on projected interest rate environments;

●	priced certificates of deposit to encourage customers to extend to longer terms;

●	utilized FHLB advances for positioning.

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

	December 31, 2015		December 31, 2014
Change in Interest Rates	% Change in Pretax Net	% Change in Economic	% Change in Pretax Net	% Change in Economic
(basis points)	Interest Income	Value of Equity	Interest Income	Value of Equity
+400	4.9	(14.5)	10.6	(15.5)
+300	3.5	(11.6)	7.3	(12.8)
+200	2.0	(9.1)	4.2	(9.3)
+100	0.8	(5.9)	1.6	(5.1)
—	—	—	—	—
-100	(2.5)	10.7	(6.2)	1.7

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation could result in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation could result in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 2.0% increase in NII as of December 31, 2015 as compared to a 4.2% increase in NII as of December 31, 2014. The Company’s exposure to the benefit of rising interest rates has declined since December 31, 2014 as it seeks to balance current earnings with the benefit potential of higher interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased slightly from December 31, 2014 to December 31, 2015. For example, a 300 basis point increase in rates would result in a 11.6% decrease in EVE as of December 31, 2015 as compared to a 12.8% decrease in EVE as of December 31, 2014.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Entegra Financial Corp. and Subsidiary

Franklin, North Carolina

We have audited the accompanying consolidated financial statements of Entegra Financial Corp. and Subsidiary (the “Company”) which comprise the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegra Financial Corp. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 15, 2016

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2015	2014
Assets

Cash and due from banks	$8,421	$7,860
Interest-earning deposits	32,229	51,122
Cash and cash equivalents	40,650	58,982

Investments - trading	4,714	—
Investments - available for sale	238,862	219,859
Investments - held to maturity (fair value of $41,812 and $30,890 at December 31, 2015 and 2014, respectively)	41,164	29,285
Other investments, at cost	8,834	4,908
Loans held for sale	8,348	10,761
Loans receivable	624,072	540,479
Allowance for loan losses	(9,461)	(11,072)
Fixed assets, net	17,673	13,004
Real estate owned	5,369	4,425
Interest receivable	3,554	2,925
Bank owned life insurance	20,858	20,417
Net deferred tax asset	18,830	2,089
Real estate held for investment	—	2,489
Loan servicing rights	2,344	2,187
Goodwill	711	—
Core deposit intangible	590	—
Other assets	4,304	2,910

Total assets	$1,031,416	$903,648

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$716,617	$703,117
Federal Home Loan Bank advances	153,500	60,000
Junior subordinated notes	14,433	14,433
Other borrowings	2,198	—
Post employment benefits	10,224	9,759
Accrued interest payable	213	323
Other liabilities	2,762	8,697
Total liabilities	899,947	796,329

Commitments and contingencies (Notes 9 and 24)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,546,375 shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock held by Rabbi Trust, at cost; 14,000 and 0 shares at December 31, 2015 and 2014, respectively	(279)	—
Additional paid in capital	63,722	63,651
Retained earnings	69,762	45,937
Accumulated other comprehensive loss	(1,736)	(2,269)
Total shareholders’ equity	131,469	107,319

Total liabilities and shareholders’ equity	$1,031,416	$903,648

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans	$27,027	$27,597	$27,468
Interest on tax exempt loans	141	68	67
Taxable securities	5,223	4,139	3,445
Tax-exempt securities	379	347	370
Interest-earning deposits	75	95	31
Other	299	199	70
Total interest and dividend income	33,144	32,445	31,451

Interest expense:
Deposits	4,334	5,361	5,826
Federal Home Loan Bank advances	826	703	672
Junior subordinated notes	458	509	490
Other borrowings	105	—	—
Total interest expense	5,723	6,573	6,988

Net interest income	27,421	25,872	24,463

Provision for loan losses	(1,500)	33	4,358
Net interest income after provision for loan losses	28,921	25,839	20,105

Noninterest income:
Servicing income, net	341	565	(126)
Mortgage banking	774	800	2,149
Gain on sale of SBA loans	823	629	258
Gain on sale of investments, net	403	657	358
Other than temporary impairment on cost method investment	(3)	(76)	—
Service charges on deposit accounts	1,269	1,203	1,303
Interchange fees	1,278	1,126	1,009
Bank owned life insurance	457	456	482
Other	453	719	701
Total noninterest income	5,795	6,079	6,134

Noninterest expenses:
Compensation and employee benefits	14,625	11,843	11,177
Net occupancy	2,986	2,697	2,507
Federal Home Loan Bank prepayment penalties	1,762	—	—
Federal deposit insurance	905	1,265	1,700
Professional and advisory	1,005	722	547
Data processing	1,213	1,082	893
Merger-related expenses	329	—	—
Net cost of operation of real estate owned	505	2,970	5,612
Other	4,300	3,188	3,743
Total noninterest expenses	27,630	23,767	26,179

Income before taxes	7,086	8,151	60

Income tax expense (benefit)	(16,739)	2,208	475

Net income (loss)	$23,825	$5,943	$(415)

Earnings per share - basic and diluted	$3.64	$0.91	N/A
Average shares outstanding - basic and diluted	6,546,375	6,546,375	N/A

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$23,825	$5,943	$(415)

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(166)	5,665	(9,431)
Reclassification adjustment for securities gains realized in net income	(403)	(657)	(358)
Amortization of unrealized loss on securities transferred to held to maturity	984	199	34
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	289	1,992	(3,479)
Other comprehensive income (loss), before tax	704	7,199	(13,234)
Income tax effect related to items of other comprehensive income (loss)	(171)	(1,992)	3,873
Other comprehensive income (loss), after tax	533	5,207	(9,361)

Comprehensive income (loss)	$24,358	$11,150	$(9,776)

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2012	—	$—	$—	$40,409	$1,885	$—	$42,294

Net loss	—	—	—	(415)	—	—	(415)
Other comprehensive loss, net of tax	—	—	—	—	(9,361)	—	(9,361)
Balance, December 31, 2013	—	$—	$—	$39,994	$(7,476)	$—	$32,518

Net income	—	—	—	5,943	—	—	5,943
Other comprehensive income, net of tax	—	—	—	—	5,207	—	5,207
Issuance of common stock	6,546,375	—	65,464	—	—	—	65,464
Common stock issuance costs	—	—	(1,813)	—	—	—	(1,813)
Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$—	$107,319

Net income	—	—	—	23,825	—	—	23,825
Other comprehensive income, net of tax	—	—	—	—	533	—	533
Stock compensation expense	—	—	71	—	—	—	71
Purchase of stock to fund Rabbi Trust	—	—		—	—	(279)	(279)
Balance, December 31, 2015	6,546,375	$—	$63,722	$69,762	$(1,736)	$(279)	$131,469

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$23,825	$5,943	$(415)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	1,002	875	848
Security amortization, net	2,046	1,159	1,506
Provision for loan losses	(1,500)	33	4,358
Provision for real estate owned	250	2,349	4,093
Share-based compensation expense	71	—	—
Change in net deferred tax asset	(16,437)	2,121	429
Net increase (decrease) in deferred loan fees	(307)	237	(232)
Gain on sales of securities available for sale	(403)	(657)	(358)
Other than temporary impairment on cost method investment	3	76	—
Loss on disposal of fixed assets	3	8	—
Income on bank owned life insurance, net	(441)	(456)	(482)
Mortgage banking income, net	(774)	(800)	(2,149)
Gain on sales of SBA loans	(823)	(629)	(258)
Net realized (gain) loss on sale of real estate owned	(71)	49	163
Loans originated for sale	(35,649)	(31,939)	(65,635)
Proceeds from sale of loans originated for sale	39,659	28,295	63,099
Net change in operating assets and liabilities:
Interest receivable	(629)	(252)	9
Loan servicing rights	(157)	(304)	25
Other assets	(1,439)	(544)	168
Postemployment benefits	465	(440)	(669)
Accrued interest payable	(110)	(1,700)	559
Other liabilities	1,225	18	373
Net cash provided by operating activities	$9,809	$3,442	$5,432

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(129,960)	$(115,617)	$(113,810)
Maturities/calls and principal repayments	56,638	30,484	21,122
Sales	39,022	19,170	36,404
Purchase of trading securities	(4,714)	—	—
Net (increase) decrease in loans	(59,002)	(17,477)	28,041
Purchased loans	(25,189)	—	—
Net cash received in branch acquisition	31,878	—	—
Proceeds from sale of real estate owned	1,495	4,355	8,671
Real estate cost capitalized	(83)	(68)	(118)
Purchase of fixed assets	(3,556)	(881)	(642)
Disposal of real estate held for investments	2,430	—	—
Purchase of other investments, at cost	(4,076)	(1,462)	(287)
Redemptions of other investments, at cost	150	213	—
Net cash used in investing activities	$(94,967)	$(81,283)	$(20,619)
Cash flows from financing activities:
Net increase (decrease) in deposits	$(26,372)	$18,855	$9,128
Net increase (decrease) in escrow deposits	(23)	36	(22)
Proceeds from FHLB advances	245,600	20,000	15,000
Repayment of FHLB advances	(152,100)	—	—
Purchase of common stock for Rabbi Trust	(279)	—	—
Proceeds from sale of common stock	—	63,651	—
Net cash provided by financing activities	$66,826	$102,542	$24,106

Increase (decrease) in cash and cash equivalents	(18,332)	24,701	8,919

Cash and cash equivalents, beginning of year	$58,982	$34,281	$25,362

Cash and cash equivalents, end of year	$40,650	$58,982	$34,281

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$5,833	$8,273	$6,429
Income taxes	—	150	43

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$3,350	$2,200	$8,651
Loans originated for disposition of real estate owned	3,260	1,596	2,591
Transfer of investment securities available for sale to held to maturity	—	4,473	20,954
Purchased loans and investments to be settled	—	7,185	—
Transfer of real estate owned to real estate held for investment	—	—	2,500

The accompanying notes are an integral part of the consolidated financial statements

NOTE 1. ORGANIZATION

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Entegra Services, Inc., which previously owned a real estate investment property and was inactive as of December 31, 2015. The consolidated financials are presented in these financial statements.

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

Business Combinations - Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, acquired assets and assumed liabilities are included with the acquirer’s accounts as of the date of acquisition at estimated fair value, with any excess of purchase price over the fair value of the net assets acquired (including identifiable core deposit intangibles) capitalized as goodwill. The core deposit intangible asset is recognized as an asset apart from goodwill when it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

Cash and Cash Equivalents – Cash and cash equivalents as presented in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows include vault cash and demand deposits at other institutions including the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). Depository institutions are required to maintain reserve and clearing balances with the FRB. The Company’s required reserve balances with the FRB were $0.6 million at December 31, 2015 and 2014, respectively, and were satisfied entirely through vault cash balances.

Trading Assets - We use quoted market prices to determine the fair value of our trading assets. Our trading assets are held in a Rabbi Trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. Unrealized gains and losses and realized gains and losses on the sales of trading assets are included in Other noninterest income in the Consolidated Statements of Operations.

Securities Available for Sale and Held to Maturity – We determine the appropriate classification of securities at the time of purchase. Available for sale securities represent those securities that that we intend to hold for an indefinite period of time, but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary, reported as a component of accumulated other comprehensive income, net of tax.

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

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Net unrealized losses are recognized by charges to Mortgage Banking income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held for sale are included in the Consolidated Statements of Operations in Mortgage Banking income for residential loans and Gains on sale of Small Business Administration (“SBA”) loans for SBA loans. Loans held for sale primarily represent loans on one-to-four family dwellings, including construction loans and the portion of SBA loans intended to be sold.

We generally sell the guaranteed portion of SBA loans in the secondary market and retain the unguaranteed portion in our portfolio. Upon sale of the guaranteed portion of an SBA loan, we recognize a portion of the gain on sale into income and defer a portion of the gain related to the relative fair value of the unguaranteed loan balance we retain. The deferred gain is amortized into income over the remaining life of the loan.

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

All TDRs are considered to be impaired loans and will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the original principal and interest will be collected according to the restructured agreement. We may also remove a loan from TDR and impaired status if the TDR is subsequently restructured and at the time of the subsequent restructuring the borrower is not experiencing financial difficulties and, under the terms of the subsequent restructuring agreement, no concession has been granted to the borrower.

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

The allowance for non-impaired loans consists of a base historical loss reserve and a qualitative reserve. Prior to the first quarter of 2015, we more heavily weighted the most recent four quarters than the least recent four quarters. Beginning in the first quarter of 2015, we no longer weight any quarters to calculate our average loss rates. This change in weighting did not have a material impact on our allowance for loan losses methodology. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 11%.

The qualitative reserve adjusts the average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

●	Non-accrual and classified loans

●	Collateral values

●	Loan concentrations and loan growth

●	Economic conditions – including unemployment rates, building permits, and a regional economic index.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

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

Other Investments, at cost – Other investments, at cost, include investments in Federal Home Loan Bank (FHLB) stock, stock in other correspondent banks, and certificates of deposits.

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

Loan Servicing Rights (LSR) – The Company follows the fair value method for accounting for its LSR’s. The value of LSR’s are initially recognized as part of the fair value measurement of a derivative loan commitment. However, a separate LSR asset or liability is not recognized until the servicing rights have been contractually separated from the underlying loan by sale of the loan with servicing retained. The LSR is established at estimated fair value, which represents the present value of estimated future net servicing cash flows, considering expected loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on assumptions that a market participant would utilize. The expected rate of loan prepayments is the most significant factor driving the value of LSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the estimated fair value of LSRs, interest rates, which are used to determine prepayment rates, are held constant over the estimated life of the portfolio. The Company periodically adjusts the recorded amount of its LSR’s to fair value as determined by a third party valuation.

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

Goodwill and Other Intangible Assets - Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Authoritative guidance gives entities the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit basis. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test. However, if, after applying the qualitative assessment, the entity concludes that it is not more likely than not that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required.

Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired (generally seven years on a straight line basis).

Derivative Financial Instruments – Interest Rate Lock Commitments and Forward Sale Contracts – In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We can encounter pricing risks if interest rates rise significantly before the loan can be closed and sold. As a result, forward sale contracts are utilized in order to mitigate this pricing risk. Whenever a customer desires an interest rate lock commitment, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The interest rate lock is executed between the mortgagee and the Company and in turn a forward sale contract may be executed between the Company and an investor (generally Fannie Mae). Both the interest rate lock commitment with the customer and the corresponding forward sale contract with the investor are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in Mortgage banking income in the Consolidated Statements of Operations. The fair value of the interest rate lock commitments and forward sale contracts are recorded as assets or liabilities and included in Other assets and Other liabilities in the Consolidated Balance Sheets.

Advertising Expense – Advertising costs are expensed as incurred. The Company’s advertising expenses were $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Income Taxes – We estimate income tax expense based on amounts expected to be owed to the tax jurisdictions where we conduct business. On a quarterly basis, management assesses the reasonableness of our effective tax rate based upon our current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, the Company considers the following sources of taxable income:

●	Future reversals of existing taxable temporary differences
●	Future taxable income exclusive of reversing temporary differences and carry forwards
●	Taxable income in prior carryback years
●	Tax planning strategies that would, if necessary, be implemented

As a result of the analysis above, the Company concluded that a valuation allowance was not necessary as of December 31, 2015. The Company maintained a full valuation allowance as of December 31, 2014 except for consideration of certain tax planning strategies.

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

Allowance for Unfunded Commitments – In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that we use for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve is calculated by applying historical loss rates from our ALL model to the estimated future utilization of our unfunded commitments. The allowance for unfunded commitments is included in Other liabilities in the Consolidated Balance Sheets and amounted to $0.1 million at December 31, 2015 and 2014.

Junior Subordinated Notes – The Trust is considered to be a variable interest entity since its common equity is not at risk. The Company does not hold a variable interest in the Trust, and therefore, is not considered to be the Trust’s primary beneficiary. As a result, the Company accounts for the junior subordinated notes issued to the Trust and its equity investment in the Trust on an unconsolidated basis. Debt issuance costs of the junior subordinated notes are being amortized over the term of the debt and amounted to $0.1 million as of December 31, 2015 and 2014.

Segments – The Company operates and manages itself within one retail banking segment and has, therefore, not provided segment disclosures.

Subsequent Events – Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than those included in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification (“ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to REO. In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to REO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying its interest in the real estate collateral to the creditor to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. As an emerging growth company, the amendments are effective for the Company for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. For non-emerging growth companies, the amendments are effective for annual periods, and interim periods within those annual periods beginning after December 15, 2014. Early implementation of the guidance is permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company has adopted the amendments and the related disclosures are included in Note 6. The amendments did not have a material effect on the Company’s financial statements.

In January 2015, the FASB issued guidance to eliminate from GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. As an emerging growth company, the amendments will be effective for the Company for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2017. For non-emerging growth companies, the amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption of the guidance is permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the Securities and Exchange Commission (“SEC”) staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. For non-emerging growth companies, the guidance will be effective for reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee also will not significantly change from current GAAP. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. The guidance will be effective for the Company for reporting periods beginning after December 15, 2019, including interim periods within those fiscal years with an early adoption permitted. For non-emerging growth companies, the guidance will be effective for reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company must apply a modified retrospective transition approach for the applicable leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Management is currently evaluating the impact of Topic 842 on the Company’s consolidated financial statements.

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

NOTE 4. ACQUISITIONS

On December 11, 2015, the Bank completed its acquisition of two branches from Arthur State Bank (“ASB”). In accordance with the Purchase and Assumption Agreement, dated August 13, 2015, by and between the Bank and ASB (the “P&A Agreement”), the Bank acquired approximately $39.9 million of deposits, approximately $4.7 million of performing loans, and the bank facilities and certain other assets of the acquired branches. In consideration of the purchased assets and transferred liabilities, the Bank paid (a) the recorded investment of the loans acquired, (b) the fair value, or approximately $2.1 million, for the branch facilities and certain assets located at the acquired branches, and (c) a deposit premium of $1.2 million, equal to 2.87% of the average daily deposits for the 30- day period immediately prior to the acquisition date.

The branch acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as information relative to closing date fair values become available.

The following table summarizes the assets acquired and liabilities assumed at the date of acquisition and their initial fair values:

(Dollars in thousands)	As Recorded by ASB	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$33,076	$—		$33,076
Loans	4,717	(72	) (a)	4,645
Premises and equipment	2,080	—		2,080
Core deposit intangible	—	590	(b)	590
Other assets	16	—		16
Total assets	$39,889	$518		$40,407

Liabilities
Deposits:
Noninterest-bearing demand	$22,084	$—		22,084
Interest-bearing demand	15	—		15
Money market	2,556	—		2,556
Savings	7,242	—		7,242
Time deposits	7,967	31	(c)	7,998
Total deposits	39,864	31		39,895
Other liabilities	25	—		25
Total liabilities	39,889	31		39,920
Net identifiable assets acquired over liabilities assumed	—	487		487
Goodwill	—	711		711
Net assets acquired over liabilities assumed	$—	$1,198		$1,198

Consideration:
Cash paid as deposit premium	$1,198
Fair value of total consideration transferred	$1,198

(a) -	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

(b) -	Adjustment reflects the recording of the core deposit intangible on the acquired core deposit accounts. This amount was recorded by the Company as an identifiable intangible asset and will be amortized as an expense on a straight-line basis over the average life of the core deposit base, which is estimated to be 7 years.

(c) -	Adjustment reflects the fair value adjustment of time deposits.

On November 23, 2015, the Company entered into a definitive agreement with Oldtown Bank (“Oldtown”) pursuant to which the Company will acquire Oldtown in an all cash transaction valued at approximately $13.5 million. Oldtown currently operates one branch in Waynesville, North Carolina and will add approximately $112 million in assets, $66 million in loans, and $91 million in deposits upon closing. The transaction is expected to close early in April of 2016 subject to customary closing conditions, including regulatory approvals, and approval of Oldtown’s shareholders.

NOTE 5. INVESTMENT SECURITIES

The following table presents the holdings of our trading account as of December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
	(Dollars in thousands)

Cash	$4,714	$—

The trading account is held in a Rabbi Trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities related to the Rabbi Trust were $4.7 million and $0.4 million at December 31, 2015 and December 31, 2014, respectively, and are included in Post Employment Benefits in the Consolidated Balance Sheets. There were no changes in the fair value of the trading account for unrealized or realized gains or losses for the years ended December 31, 2015 and 2014.

The amortized cost and estimated fair values of securities available for sale (“AFS”) are summarized as follows:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$25,633	$123	$(36)	$25,720
Municipal securities	39,751	311	(204)	39,858
Mortgage-backed securities	172,327	276	(1,429)	171,174
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	602	—	(2)	600
	$239,813	$720	$(1,671)	$238,862

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$39,540	$65	$(123)	$39,482
Municipal securities	25,483	225	(150)	25,558
Mortgage-backed securities	153,128	643	(1,053)	152,718
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	590	1	—	591
	$220,241	$944	$(1,326)	$219,859

The amortized cost and estimated fair values of securities held to maturity (“HTM”) are summarized as follows:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$15,877	$645	$(23)	$16,499
Municipal securities	12,428	199	(93)	12,534
Mortgage-backed securities	4,834	4	(62)	4,776
U.S. Treasury securities	1,002	—	(7)	995
Corporate debt securities	7,023	25	(40)	7,008
	$41,164	$873	$(225)	$41,812

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$23,193	$1,420	$(5)	$24,608
Municipal securities	4,392	190	—	4,582
Trust preferred securities	1,000	—	—	1,000
Corporate debt securities	700	—	—	700
	$29,285	$1,610	$(5)	$30,890

During the year ended December 31, 2014, the Company transferred the following investment securities from available for sale to held to maturity:

At Date of Transfer
During the Year Ended
December 31, 2014
(Dollars in thousands)

Book value	$4,473
Market value	4,399

Unrealized loss	$74

There were no transfers of investment securities from available for sale to held to maturity during the year ended December 31, 2015.

Information pertaining to the activity of unrealized losses related to HTM securities (before the impact of income taxes) previously recognized in accumulated other comprehensive income (“AOCI”) is summarized below. The amortization includes the accelerated amortization of unrealized losses for securities called during the period.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Beginning unrealized loss related to HTM securities previously recognized in AOCI	$1,887	$2,012	$—
Additions for transfers to HTM	—	74	2,046
Amortization of unrealized losses on HTM securities previously recognized in AOCI	(984)	(199)	(34)
Ending unrealized loss related to HTM securities previously recognized in AOCI	$903	$1,887	$2,012

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$5,705	$23	$—	$—	$5,705	$23
Municipal securities	4,365	93	—	—	4,365	93
Mortgage-backed securities	2,693	62	—	—	2,693	62
U.S. Treasury securities	995	7	—	—	995	7
Corporate debt securities	4,911	40	—	—	4,911	40
	$18,669	$225	$—	$—	$18,669	$225

Available for Sale:
U.S. government agencies	$13,317	$36	$—	$—	$13,317	$36
Municipal securities	18,769	176	947	28	19,716	204
Mortgage-backed securities	102,419	926	20,905	503	123,324	1,429
Mutual funds	600	2	—	—	600	2
	$135,105	$1,140	$21,852	$531	$156,957	$1,671

	December 31, 2014
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$1,995	$5	$—	$—	$1,995	$5
	$1,995	$5	$—	$—	$1,995	$5

Available for Sale:
U.S. government agencies	$14,472	$15	$7,893	$108	$22,365	$123
Municipal securities	4,306	49	8,409	101	12,715	150
Mortgage-backed securities	38,563	217	46,204	836	84,767	1,053
	$57,341	$281	$62,506	$1,045	$119,847	$1,326

Information pertaining to the number of securities with unrealized losses is detailed in the table below. Management of the Company believes all unrealized losses as of December 31, 2015 and 2014 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	December 31, 2015
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	13	—	13
Municipal securities	51	2	53
Mortgage-backed securities	71	15	86
U.S. Treasury securities	1	—	1
Corporate debt securities	9	—	9
Mutual funds	1	—	1
	146	17	163

	December 31, 2014
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	11	3	14
Municipal securities	9	19	28
Mortgage-backed securities	26	27	53
	46	49	95

The Company received proceeds from sales of securities available for sale and corresponding gross realized gains and losses as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Gross proceeds	$39,022	$19,170	$36,404
Gross realized gains	423	680	522
Gross realized losses	20	—	164

The Company had securities pledged against deposits and borrowings of approximately $69.6 million and $10.7 million at December 31, 2015 and 2014, respectively.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2015, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,103	$1,100
Over 1 year through 5 years	27,088	27,172
After 5 years through 10 years	15,695	15,701
Over 10 years	23,600	23,715
	67,486	67,688
Mortgage-backed securities	172,327	171,174

Total	$239,813	$238,862

	Held to Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$1,002	$995
After 5 years through 10 years	13,218	13,189
Over 10 years	22,110	22,852
	36,330	37,036
Mortgage-backed securities	4,834	4,776

Total	$41,164	$41,812

NOTE 6. LOANS RECEIVABLE

Loans receivable balances are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$248,633	$227,209
Commercial real estate	214,413	179,435
Home equity loans and lines of credit	53,446	56,561
Residential construction	7,848	7,823
Other construction and land	57,316	50,298
Total real estate loans	581,656	521,326

Commercial and industrial	41,046	19,135
Consumer	3,639	3,200
Total commercial and consumer	44,685	22,335

Loans receivable, gross	626,341	543,661

Less: Net deferred loan fees	(1,388)	(1,695)
Unamortized premium	557	—
Unamortized discount	(1,438)	(1,487)

Loans receivable, net	$624,072	$540,479

The Bank had $119.5 million and $117.9 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2015 and 2014, respectively. The Bank also had $88.4 million and $92.8 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2015 and 2014, respectively.

During January 2014, the Bank purchased the remaining participation balance of certain commercial real estate loans from the Federal Deposit Insurance Corporation (“FDIC”). The Bank had previously purchased a 50% participation in the loans from an institution that was subsequently taken into receivership by the FDIC. At the date of purchase, the outstanding loan balance purchased was $9.3 million and the loans were purchased at a total discount of $2.6 million. The loans were not deemed to be impaired at the time of purchase. Subsequent to the transaction, $2.8 million of the participation balance purchased was repaid, resulting in the Bank recognizing approximately $0.5 million of the initial discount, in addition to recognizing $0.3 million of previously collected but deferred interest. In addition, the Bank restructured a $1.8 million loan in the second quarter of 2014 and recognized $0.2 million of the discount in interest income. The Bank recognized $0.3 million in interest income for each of the years ended December 31, 2015 and 2014 related to the accretion of the initial discount on these loans.

During the year ended December 31, 2015, the Bank purchased the remaining participation balance of a commercial real estate loan from another community bank. The Bank had previously purchased a 54% participation in the loan from the participating institution. At the date of purchase, the outstanding loan balance purchased was $1.6 million and the loan was purchased at a discount of $0.5 million. The loan was not deemed to be impaired at the time of purchase.

During the year ended December 31, 2015, the Bank purchased other externally sourced loans of which $16.0 million is included in the loans receivable balance as of December 31, 2015. These loans were comprised of $5.1 million in commercial SBA guaranteed loans, $8.3 million in commercial and industrial participation loans, and a $2.6 million commercial real estate whole loan purchase.

Included in loans receivable and other borrowings at December 31, 2015 are $2.2 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following table presents the activity related to the discount on purchased loans:

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Discount on purchased loans, beginning of period	$1,487	$—	$—
Additional discount for new purchases	557	2,607	—
Accretion	(311)	(365)	—
Discount applied to charge-offs	(295)	—	—
Interest income recognized for repayments and restructurings	—	(755)	—
Discount on purchased loans, end of period	$1,438	$1,487	$—

The aggregate amount of extensions of credit to executive officers and directors made in the ordinary course of business as of and for the years ended December 31 is detailed in the table below:

	December 31,
	2015	2014
Beginning of year	$9,307	$9,827
New loans	30	1,695
Repayments	(407)	(2,215)
End of year	$8,930	$9,307

NOTE 7. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the activity in the allowance for loan losses:

	Year Ended December 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(251)	388	200	(235)	(1,741)	272	(133)	$(1,500)
Charge-offs	(536)	(52)	(540)	—	(137)	(9)	(48)	$(1,322)
Recoveries	259	168	104	3	342	32	303	1,211
Ending balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461

	Year Ended December 31, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251
Provision	(201)	408	310	9	(232)	(58)	(203)	33
Charge-offs	(702)	(2,415)	(598)	—	(566)	(133)	(140)	(4,554)
Recoveries	193	364	41	—	218	163	363	1,342
Ending balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072

	Year Ended December 31, 2013
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,620	$2,973	$2,002	$429	$4,059	$379	$412	$14,874
Provision	(77)	3,471	316	154	430	(57)	121	4,358
Charge-offs	(1,283)	(2,209)	(760)	(193)	(1,512)	(17)	(675)	(6,649)
Recoveries	433	125	22	111	539	31	407	1,668
Ending balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	December 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$344	$61	$6	$—	$61	$38	$—	$510
Collectively evaluated for impairment	2,111	3,160	1,091	278	1,339	565	407	8,951
	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461

Loans Receivable
Individually evaluated for impairment	$6,315	$9,013	$313	$—	$1,509	$318	$—	$17,468
Collectively evaluated for impairment	242,318	205,400	53,133	7,848	55,807	40,728	3,639	608,873
	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

	December 31, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$719	$235	$14	$—	$705	$3	$—	$1,676
Collectively evaluated for impairment	2,264	2,482	1,319	510	2,231	305	285	9,396
	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072

Loans Receivable
Individually evaluated for impairment	$9,912	$17,828	$1,686	$—	$3,911	$328	$—	$33,665
Collectively evaluated for impairment	217,297	161,607	54,875	7,823	46,387	18,807	3,200	509,996
	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

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

The Company’s internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Pass (1-5) – Acceptable loans with any identifiable weaknesses appropriately mitigated.
●	Special Mention (6) – Potential weakness or identifiable weakness present without appropriate mitigating factors; however, loan continues to perform satisfactorily with no material delinquency noted. This may include some deterioration in repayment capacity and/or loan-to-value of securing collateral.
●	Substandard (7) – Significant weakness that remains unmitigated, most likely due to diminished repayment capacity, serious delinquency, and/or marginal performance based upon restructured loan terms.
●	Doubtful (8) – Significant weakness that remains unmitigated and collection in full is highly questionable or improbable.
●	Loss (9) – Collectability is unlikely resulting in immediate charge-off.

Beginning as of March 31, 2015, we no longer risk grade consumer purposed loans within all categories for which the individual loan balance is less than $417,000. These loan types provide limited credit information subsequent to origination and therefore may not be properly risk graded within our standard risk grading system. All of our consumer purposed loans are now considered ungraded and will be analyzed on a performing versus non-performing basis. The non-performing ungraded loans will be deemed substandard when determining our classified assets. Consumer purposed loans may include residential loans, home equity loans and lines of credit, residential lot loans, and other consumer loans. This change in risk grading methodology did not have any material impact on our allowance for loan losses calculation.

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

The following tables present the recorded investment in gross loans by loan grade:

December 31, 2015
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$65	$—	$—	$—	$10,336	$—	$10,401
2	—	4,446	—	—	—	99	—	4,545
3	18,518	11,396	1,358	525	1,479	1,734	—	35,010
4	46,942	74,542	1,961	2,036	13,850	18,586	1	157,918
5	33,886	97,469	6,648	1,347	22,864	9,274	592	172,080
6	2,903	13,171	—	1,106	1,718	297	—	19,195
7	3,335	13,106	—	—	579	458	—	17,478
	$105,584	$214,195	$9,967	$5,014	$40,490	$40,784	$593	$416,627

Ungraded Loan Exposure:

Performing	$141,771	$218	$43,158	$2,834	$16,707	$262	$3,046	$207,996
Nonperforming	1,278	—	321	—	119	—	—	1,718
Subtotal	$143,049	$218	$43,479	$2,834	$16,826	$262	$3,046	$209,714

Total	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

December 31, 2014
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
1	$—	$68	$—	$—	$—	$2,511	$20	$2,599
2	—	—	—	—	—	100	—	100
3	63,065	14,356	5,978	690	5,154	483	454	90,180
4	58,948	37,349	10,424	2,327	9,027	2,917	419	121,411
5	44,445	90,397	10,486	3,048	21,024	6,399	179	175,978
6	5,714	21,232	882	574	2,451	429	1	31,283
7	7,400	14,139	1,568	—	5,404	555	—	29,066
	$179,572	$177,541	$29,338	$6,639	$43,060	$13,394	$1,073	$450,617

Ungraded Loan Exposure:

Performing	$46,247	$1,736	$26,864	$1,119	$7,073	$5,741	$2,125	$90,905
Nonperforming	1,390	158	359	65	165	—	2	2,139
Subtotal	$47,637	$1,894	$27,223	$1,184	$7,238	$5,741	$2,127	$93,044

Total	$227,209	$179,435	$56,561	$7,823	$50,298	$19,135	$3,200	$543,661

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$5,610	$1,260	$1,205	$8,075	$240,558	$248,633
Commercial real estate	1,585	—	605	2,190	212,223	214,413
Home equity and lines of credit	369	38	322	729	52,717	53,446
Residential construction	—	—	—	—	7,848	7,848
Other construction and land	208	397	138	743	56,573	57,316
Commercial	625	—	—	625	40,421	41,046
Consumer	12	4	—	16	3,623	3,639
Total	$8,409	$1,699	$2,270	$12,378	$613,963	$626,341

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$6,298	$448	$2,669	$9,415	$217,794	$227,209
Commercial real estate	2,136	909	1,006	4,051	175,384	179,435
Home equity and lines of credit	557	528	759	1,844	54,717	56,561
Residential construction	—	—	65	65	7,758	7,823
Other construction and land	1,530	964	473	2,967	47,331	50,298
Commercial	—	22	—	22	19,113	19,135
Consumer	247	4	1	252	2,948	3,200
Total	$10,768	$2,875	$4,973	$18,616	$525,045	$543,661

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans:

	December 31, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$4,289	$4,403	$—	$5,943	$6,096	$—
Commercial real estate	7,226	8,809	—	14,231	16,515	—
Home equity and lines of credit	213	328	—	1,537	1,912	—
Residential construction	—	—	—	—	—	—
Other construction and land	658	818	—	1,901	2,579	—
Commercial	—	—	—	—	—	—
	$12,386	$14,358	$—	$23,612	$27,102	$—

Loans with a valuation allowance
One-to four-family residential	$2,026	$2,026	$344	$3,969	$4,028	$719
Commercial real estate	1,787	1,787	61	3,597	3,745	235
Home equity and lines of credit	100	100	6	149	149	14
Residential construction	—	—	—	—	—	—
Other construction and land	851	851	61	2,010	2,010	705
Commercial	318	318	38	328	328	3
	$5,082	$5,082	$510	$10,053	$10,260	$1,676

Total
One-to four-family residential	$6,315	$6,429	$344	$9,912	$10,124	$719
Commercial real estate	9,013	10,596	61	17,828	20,260	235
Home equity and lines of credit	313	428	6	1,686	2,061	14
Residential construction	—	—	—	—	—	—
Other construction and land	1,509	1,669	61	3,911	4,589	705
Commercial	318	318	38	328	328	3
	$17,468	$19,440	$510	$33,665	$37,362	$1,676

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	For the Year Ended December 31,
	2015		2014		2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$6,072	$174	$6,079	$242	$4,586	$160
Commercial real estate	7,999	299	14,255	664	9,610	527
Home equity and lines of credit	213	9	1,728	53	1,255	46
Residential construction	—	—	—	—	—	—
Other construction and land	668	30	2,332	70	6,490	528
Commercial	—	—	—	—	—	—
	$14,952	$512	$24,394	$1,029	$21,941	$1,261

Loans with a valuation allowance
One-to four-family residential	$2,056	$88	$4,048	$137	$5,664	$221
Commercial real estate	1,808	82	3,715	152	3,660	161
Home equity and lines of credit	100	4	149	6	511	19
Residential construction	—	—	—	—	—	—
Other construction and land	1,502	37	2,042	81	937	40
Commercial	323	19	334	20	347	21
	$5,789	$230	$10,288	$396	$11,119	$462

Total
One-to four-family residential	$8,128	$262	$10,127	$379	$10,250	$381
Commercial real estate	9,807	381	17,970	816	13,270	688
Home equity and lines of credit	313	13	1,877	59	1,766	65
Residential construction	—	—	—	—	—	—
Other construction and land	2,170	67	4,374	151	7,427	568
Commercial	323	19	334	20	347	21
	$20,741	$742	$34,682	$1,425	$33,060	$1,723

Nonperforming Loans

The following table summarizes the balances of nonperforming loans. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	December 31,
	2015	2014
	(Dollars in thousands)

One-to four-family residential	$2,893	$5,661
Commercial real estate	3,628	7,011
Home equity loans and lines of credit	320	1,347
Residential construction	—	65
Other construction and land	384	2,679
Commercial	55	15
Consumer	—	2
Non-performing loans	$7,280	$16,780

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	December 31, 2015
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$4,182	$211	$4,393
Commercial real estate	5,134	2,922	8,056
Home equity and lines of credit	313	—	313
Residential construction	—	—	—
Other construction and land	1,259	250	1,509
Commercial	318	12	330

	$11,206	$3,395	$14,601

	December 31, 2014
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$5,760	$715	$6,475
Commercial real estate	10,710	3,797	14,507
Home equity and lines of credit	443	—	443
Residential construction	—	—	—
Other construction and land	1,519	672	2,191
Commercial	328	16	344

	$18,760	$5,200	$23,960

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the tables below:

	For the Year Ended December 31, 2015
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	1	1,988	1,693
	1	$1,988	$1,693

Extended payment terms:
Commercial real estate	1	833	833
	1	$833	$833

	For the Year Ended December 31, 2014
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate:
One-to-four family residential	3	$487	$404
Commercial real estate	1	280	280
Home equity loans and lines of credit	1	50	40
Other construction and land	1	151	151
	6	$968	$875

Extended payment terms:
Other construction and land	2	$720	596
Commercial real estate	7	6,770	5,332
Commercial	1	18	12
	10	$7,508	$5,940

The following table summarizes TDRs that defaulted during the year ended December 31, 2014 and which were modified as TDRs within the previous 12 months. There were no TDRs that defaulted during the year ended December 31, 2015 and which were modified as TDRs within the previous 12 months.

	For the Year Ended December 31, 2014
	Number of Loans	Recorded Investment
	(Dollars in thousands)
Below market interest rate:
One-to-four family residential	1	$135
Home equity and lines of credit	1	50
Other construction and land	—	—
	2	$185

Extended payment terms:
Commercial real estate	1	$215

NOTE 8. CONCENTRATIONS OF CREDIT RISK

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

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit which was $19.1 million at December 31, 2015 and $17.5 million at December 31, 2014.

The Company’s loans were concentrated in the following categories:

	December 31,
	2015	2014
One-to four-family residential	39.7%	41.8%
Commercial real estate	34.2	33.0
Home equity and lines of credit	8.5	10.4
Residential construction	1.3	1.4
Other construction and land	9.1	9.3
Commercial	6.6	3.5
Consumer	0.6	0.6
Total loans	100.0%	100.0%

NOTE 9. FIXED ASSETS

Fixed assets are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Land and improvements	$8,181	$7,035
Buildings	16,826	13,079
Furniture, fixtures, and equipment	7,569	7,643
Construction in process	31	63
Total fixed assets	32,607	27,820
Less accumulated depreciation	(14,934)	(14,816)
Fixed assets, net	$17,673	$13,004

Depreciation and leasehold amortization expense was $1.0 million, $0.9 million, and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The Bank has entered into operating leases in connection with its retail branch operations. These leases expire at various dates through December 2017. Total rental expense was approximately $0.1 million for the each of the years ended December 31, 2015, 2014 and 2013.

Following is a schedule of approximate annual future minimum lease payments under operating leases that have initial or remaining lease terms in excess of one year:

2016	76
2017	24

Total minimum lease commitments	$100

NOTE 10. REAL ESTATE OWNED

The following tables summarizes real estate owned and changes in the valuation allowance for real estate owned as of and for the periods indicated:

	As of December 31,
(Dollars in thousands)	2015	2014

Real estate owned, gross	$6,741	$6,185
Less: Valuation allowance	1,372	1,760

Real estate owned, net	$5,369	$4,425

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Valuation allowance, beginning	$1,760	$5,560	$3,635
Provision charged to expense	171	2,349	4,093
Reduction due to disposal	(559)	(6,149)	(2,168)
Valuation allowance, ending	$1,372	$1,760	$5,560

As of December 31, 2015, the Company had $0.7 million in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of December 31, 2015, the Company had $1.4 million of residential real estate properties included in real estate owned.

NOTE 11. BANK OWNED LIFE INSURANCE (BOLI)

The following table summarizes the composition of our BOLI:

	December 31,
	2015	2014
	(Dollars in thousands)
Separate account	$12,388	$12,194
General account	7,636	7,410
Hybrid	834	813
Total	$20,858	$20,417

The assets of the separate account BOLI are invested in the PIMCO Mortgage-backed Securities Account which is composed primarily of Treasury and Agency mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1.

NOTE 12. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and SBA loans serviced for others is detailed below.

December 31,
2015	2014	2013
(Dollars in thousands)
$251,492	$246,348	$255,475

The following summarizes the activity in the balance of loan servicing rights:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Loan servicing rights, beginning of period	$2,187	$1,883	$1,908
Capitalization from loans sold	544	385	736
Fair value adjustment	(387)	(81)	(761)
Loan servicing rights, end of period	$2,344	$2,187	$1,883

The Company held custodial escrow deposits of $0.4 and $0.6 million for loan servicing accounts at December 31, 2015 and 2014, respectively.

NOTE 13. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had $0.7 million of goodwill as of December 31, 2015. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$—	$—
Additions:
Goodwill from ASB branch acquisition	711	—
Balance at end of period	$711	$—

The Company’s other intangible assets consist of core deposit intangibles related to core deposits acquired in the ASB branch acquisition. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	Year Ended December 31,
	2015	2014
Gross carrying amount	$590	$—
Accumulated amortization	—	—
	$590	$—

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is $0.1 million per year.

NOTE 14. DEPOSITS

The following table summarizes deposit balances and the related interest expense by type of deposit:

	As of and for the Year Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$121,062	$—	$86,110	$—	$70,127	$—
Interest-bearing demand	103,198	136	92,877	149	81,645	134
Money market	180,377	558	178,320	983	183,504	1,122
Savings	35,838	33	27,591	36	25,593	36
Time deposits	276,142	3,607	318,219	4,193	323,357	4,534
	$716,617	$4,334	$703,117	$5,361	$684,226	$5,826

Contractual maturities of time deposit accounts are summarized as follows:

December 31, 2015
(Dollars in thousands)
2016	$146,853
2017	55,057
2018	46,555
2019	13,590
2020	7,197
Thereafter	6,890
$276,142

The Company had time deposit accounts in amounts of $250 thousand or more totaling $26.4 million and $39.5 million at December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had no brokered deposit holdings outstanding. The Company held brokered deposits of approximately $9.2 million at December 31, 2014.

The Company had deposits from related parties of $1.7 million and $1.8 million at December 31, 2015 and 2014, respectively.

NOTE 15. BORROWINGS

The Company has total credit availability with the FHLB of up to 30% of assets, subject to the availability of qualified collateral. The Company pledges as collateral for these borrowings certain investment securities, its FHLB stock, and its entire loan portfolio of qualifying mortgages (as defined) under a blanket collateral agreement with the FHLB. At December 31, 2015, the Company had unused borrowing capacity with the FHLB of $9.5 million based on collateral pledged at that date. The Company had total additional credit availability with FHLB of $141.6 million as of December 31, 2015 if additional collateral was pledged.

The following tables summarize the outstanding FHLB advances as of the dates indicated:

December 31, 2015
Balance	Type	Rate	Maturity
(Dollars in thousands)
$45,000	Fixed Rate	0.30%	2/5/2016
5,000	Fixed Rate	0.39%	3/28/2016
5,000	Fixed Rate	0.52%	3/30/2016
10,000	Fixed Rate	0.47%	3/31/2016
5,000	Fixed Rate	0.49%	6/6/2016
5,000	Fixed Rate	0.69%	6/30/2016
5,000	Fixed Rate	0.51%	6/30/2016
5,000	Fixed Rate	0.74%	7/1/2016
20,000	Daily Rate	0.49%	7/21/2016
10,000	Fixed Rate	0.58%	9/28/2016
5,000	Fixed Rate	0.79%	12/5/2016
5,000	Fixed Rate	0.98%	12/30/2016
5,000	Fixed Rate	0.74%	12/30/2016
1,000	Fixed Rate	0.87%	5/11/2017
2,000	Fixed Rate	1.02%	6/12/2017
5,000	Fixed Rate	1.38%	12/29/2017
2,000	Fixed Rate	1.25%	5/11/2018
10,000	Fixed Rate	1.83%	4/10/2019
2,500	Fixed Rate	1.77%	6/11/2019
1,000	Fixed Rate	1.78%	5/11/2020
$153,500		0.65%

December 31, 2014
Balance	Type	Rate	Maturity
(Dollars in thousands)
$10,000	Fixed	0.23%	3/30/2015
5,000	Fixed	0.37%	6/30/2015
5,000	Fixed	0.50%	12/30/2015
5,000	Fixed	0.69%	6/30/2016
5,000	Fixed	0.98%	12/30/2016
5,000	Fixed	1.38%	12/29/2017
10,000	Fixed	1.83%	4/10/2019
15,000	Variable	2.79%	4/10/2020
$60,000		1.37%

The scheduled annual maturities of FHLB advances and respective weighted average rates, are as follows:

December 31, 2015
Year	Balance	Weighted Average Rate
(Dollars in thousands)
2016	130,000	0.49%
2017	8,000	1.23%
2018	2,000	1.25%
2019	12,500	1.82%
2020	1,000	1.78%
	$153,500	0.65%

The Company also maintained approximately $48.2 million in borrowing capacity with the Federal Reserve discount window as of December 31, 2015. The Company had no Federal Reserve discount window borrowings outstanding at December 31, 2015 or 2014. The rate charged on discount window borrowings is currently the Fed Funds target rate plus 0.50% (1.00% as of December 31, 2015).

NOTE 16. JUNIOR SUBORDINATED DEBT

The Company issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for the Company. The notes accrue and pay interest quarterly at a rate per annum, reset quarterly, equal to 90-day LIBOR plus 2.80% (3.34% at December 31, 2015). The notes mature on March 30, 2034.

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

The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. The Company had previously deferred interest on the notes from December 31, 2010 to December 30, 2014. As of December 31, 2015, the Company was current on all interest payments due.

NOTE 17. EMPLOYEE BENEFIT PLANS

The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have attained the age of twenty-one. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company matches employee contributions based on the plan guidelines. The Company contribution totaled $0.4 million, $0.2 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013.

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

A summary of the key terms and accounting for each plan are as follows:

●	Supplemental Executive Retirement Plan (SERP) – provides a post-retirement income stream to several current and former executives. The estimated present value of the future benefits to be paid during a post-retirement period of 216 months is accrued over the period from the effective date of the agreement to the expected date of retirement. The SERP is an unfunded plan and is considered a general contractual obligation of the Company. For the years ended December 31, 2015, 2014, and 2013, the Company recorded expense related to the SERP utilizing a discount rate of 4.0%, 7.0%, and 7.0%, respectively.

●	CAP Equity Plan – provides a post-retirement benefit payable in cash to several current and former officers and directors. During 2015, the Company funded a Rabbi Trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements associated with the Plan. Some Plan participants elected to have their benefits tied to the value of specific assets, including, for example, the Company’s common stock. The remaining participants elected to continue receiving interest of 8% which is accrued on such participant’s unpaid balance after termination from the Company, subject to the terms of the Plan. The Plan was frozen in 2009, and no additional deferrals are allowed.

●	Director Consultation Plan – provides a post-retirement monthly benefit for continuing to provide consulting services as needed. The gross amounts of the future payments are accrued.

●	Life Insurance Plan – provides an endorsement split dollar benefit to several current and former executives, under which the Company has agreed to maintain an insurance policy during the executive’s retirement and to provide the executive with a death benefit. The estimated cost of insurance for the portion of the policy expected to be paid as a split dollar death benefit in each post-retirement year is measured for the period between expected retirement age and the earlier of (a) expected mortality and (b) age 95. The resulting amount is then allocated on a present value basis to the period ending on the participant’s full eligibility date. A discount rate of 4% and life expectancy based on the 2001 Valuation Basic Table has been assumed.

The following table summarizes the liabilities for each plan as of the dates indicated:

	December 31,
	2015	2014
	(Dollars in thousands)
SERP	$4,435	$3,653
Cap Equity	4,890	5,308
Director Consultation	258	225
Life Insurance	641	573
	$10,224	$9,759

The expense related to the plans noted above totaled $1.4 million, $0.6 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 19. SHARE-BASED COMPENSATION

The Company provides stock-based awards through its 2015 Long-Term Stock Incentive Plan which provides for awards of restricted stock, restricted stock units, stock options, and performance units to directors, officers, and employees. The cost of equity-based awards under the 2015 Long-Term Stock Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 654,637, including 458,246 for stock options and 196,391 for awards of restricted stock and restricted stock units. Shares of common stock awarded under the 2015 Long-Term Stock Incentive Plan may be issued from authorized but unissued shares or shares purchased on the open market.

Share-based compensation expense related to stock options and restricted stock units recognized for the year ended December 31, 2015 was $0.1 million.

The table below presents stock option activity and related information:

(Dollars in thousands, except per share data)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	$—
Granted	366,000	18.55
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2015	366,000	$18.55	9.92	$296
Exercisable at December 31, 2015	—	$—	—	$—

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Company granted 366,000 options during the year ended December 31, 2015 with a fair value of $3.46 per option. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The expected term of the options is based on a calculated average life using the “simplified method” defined in and permitted by SEC Staff Accounting Bulletin No. 110 for newly public companies. Because the Company is a newly public company, expected volatility is estimated based on the trading history for a composite index of U.S. Thrifts of similar size.

The expected dividend yield is based upon current yield on date of grant. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted in the year ended December 31, 2015:

Year Ended December 31, 2015

Fair value per option	$3.46
Expected life (years)	6.5 years
Expected stock price volatility	12%
Expected dividend yield	0.00%
Risk-free interest rate	1.99%
Expected forfeiture rate	0.00%

At December 31, 2015, the Company had $1.2 million of unrecognized compensation expense related to stock options. The remaining period over which compensation cost related to unvested stock options is expected to be recognized was 4.92 years at December 31, 2015. No options were vested as of December 31, 2015. All unexercised options expire ten years after the grant date.

The table below presents restricted stock unit activity and related information:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2014	—	$—
Granted	157,100	18.55
Vested	—	—
Forfeited	—	—
Unvested restricted stock units at December 31, 2015	157,100	$18.55

At December 31, 2015, unrecognized compensation expense was $2.9 million related to restricted stock units. The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 4.92 years at December 31, 2015. No restricted stock awards were vested at December 31, 2015.

NOTE 20. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current
Federal	$(150)	$112	$46
State	—	(25)	—
Deferred	2,361	2,852	782
Change in valuation allowance	(18,950)	(731)	(353)
Total income tax expense (benefit)	$(16,739)	$2,208	$475

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes for the periods indicated is reconciled as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Computed income tax expense	$2,480	$2,853	$21
Deferred tax valuation allowance	(18,950)	(731)	(353)
State income tax, net of federal benefit	165	271	76
Nontaxable municipal security income	(126)	(115)	(123)
Nontaxable BOLI income	(160)	(182)	(190)
Other	(148)	112	1,044
Actual income tax expense (benefit)	$(16,739)	$2,208	$475

Effective tax rate	-236.2%	27.1%	791.7%

The components of net deferred taxes as of the periods indicated are summarized as follows:

	As of December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$3,557	$4,235
Deferred compensation and post employment benefits	3,498	3,514
Non-accrual interest	286	202
Valuation reserve for other real estate	516	673
North Carolina NOL carryover	988	1,404
Federal NOL carryover	10,750	12,392
Unrealized losses on securities	697	867
Other	772	393
Gross deferred tax assets	21,064	23,680
Less: valuation allowance	—	(19,810)
Total deferred tax assets	21,064	3,870

Deferred tax liabilities:
Fixed assets	499	461
Loan servicing rights	881	813
Deferred loan costs	708	413
Prepaid expenses	146	94
Total deferred tax liabilities	2,234	1,781

Net deferred tax asset	$18,830	$2,089

As of December 31, 2015 and 2014, the Company maintained a valuation allowance of $0 and $19.8 million against its deferred tax asset. During 2015, the Company completed an analysis of all positive and negative evidence in assessing the need to maintain the valuation allowance against its net deferred tax asset. As a result of this analysis, the Company determined that significant positive evidence existed that would support the reversal of the valuation allowance including the following:

●	A pattern of sustained profitability, excluding non-recurring items, since the first quarter of 2014;

●	A 3 year cumulative profit;

●	Forecasted earnings sufficient to utilize all remaining net operating losses prior to expiration beginning in 2025 for North Carolina and 2032 for Federal;

●	Significant improvements in asset quality;

●	Resolution of all remaining regulatory orders; and

●	A strong capital position enabling future earnings investments.

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses:

	As of December 31, 2015
(Dollars in thousands)	Amount	Expiration Dates
Federal	$30,713	2032 - 2033
North Carolina	$37,998	2025 - 2028

During the year ended December 31, 2015, the Company recognized a reduction in its net deferred tax assets of approximately $0.4 million as a result of a reduction in the expected North Carolina income tax rate from 5.0% to 4.0%.

The Company is subject to examination for federal and state purposes for the tax years 2012 through 2015. As of December 31, 2015 and 2014, the Company does not have any material Unrecognized Tax Positions.

NOTE 21. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Numerator:
Net income	$23,825	$5,943
Denominator:
Weighted-average common shares outstanding - basic	6,546,375	6,546,375
Effect of dilutive shares	—	—
Weighted-average common shares outstanding - diluted	6,546,375	6,546,375

Earnings per share - basic	$3.64	$0.91
Earnings per share - diluted	$3.64	$0.91

Average shares outstanding for the year ended December 31, 2014 is calculated as if the 6,546,375 shares raised in our initial public offering were issued as of the beginning of the year.

The average market price used in calculating the assumed number of dilutive shares issued related to stock options for the year ended December 31, 2015 was $16.87. As a result of the average stock price being less than the exercise price of all options in the year ended December 31, 2015, the stock options are not deemed dilutive in calculating diluted earnings per share for the period.

As of December 31, 2015, all 157,100 restricted stock units issued were deemed to be anti-dilutive based on the treasury stock method.

NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the years ended December 31:

(Dollars in thousands)	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Total

Balance, December 31, 2012	$1,266	$—	$619	$1,885
Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	(3,479)	(3,479)
Change in unrealized holding gains/losses on securities available for sale	(9,431)	—	—	(9,431)
Reclassification adjustment for net securities gains included in net income	(358)	—	—	(358)
Transfer of net unrealized loss from available for sale to held to maturity	1,263	(1,263)	—	—
Amortization of unrealized losses on securities transferred to held to maturity	—	34	—	34
Income tax expense (benefit)	3,886	(13)	—	3,873
Balance, December 31, 2013	$(3,374)	$(1,242)	$(2,860)	$(7,476)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	1,992	1,992
Change in unrealized holding gains/losses on securities available for sale	5,665	—	—	5,665
Reclassification adjustment for net securities gains included in net income	(657)	—	—	(657)
Transfer of net unrealized loss from available for sale to held to maturity	74	(74)	—	—
Amortization of unrealized losses on securities transferred to held to maturity	—	199	—	199
Income tax expense (benefit)	(1,944)	(48)	—	(1,992)
Balance, December 31, 2014	$(236)	$(1,165)	$(868)	$(2,269)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	289	289
Change in unrealized holding gains/losses on securities available for sale	(166)	—	—	(166)
Reclassification adjustment for net securities gains included in net income	(403)	—	—	(403)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized losses on securities transferred to held to maturity	—	984	—	984
Income tax expense (benefit)	211	(382)	—	(171)
Balance, December 31, 2015	$(594)	$(563)	$(579)	$(1,736)

The following table shows the line items in the Consolidated Statements of Operations affected by amounts reclassified from accumulated other comprehensive income (loss):

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Gain on sale of investments, net	$403	$657	$358
Tax effect	—	—	—
Impact, net of tax	403	657	358

Interest income on taxable securities	984	199	34
Tax effect	—	—	—
Impact, net of tax	984	199	34

Total reclassifications, net of tax	$1,387	$856	$392

NOTE 23. REGULATORY MATTERS

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at December 31, 2015, and in accordance with the previous rules at December 31, 2014.

Following are the required and actual capital amounts and ratios for the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Tier 1 Leverage Capital	$118,251	12.05%	$39,270	≥4%	$49,087	≥5%
Common Equity Tier 1 Capital	$118,251	18.07%	$29,443	≥4.5%	$42,529	≥6.5%
Tier 1 Risk-based Capital	$118,251	18.07%	$39,257	>6%	$52,343	≥8%
Total Risk-based Capital	$126,524	19.34%	$52,343	≥8%	$65,429	≥10%

As of December 31, 2014:
Tier 1 Leverage Capital	$105,556	11.91%	$35,440	≥4%	$44,300	≥5%
Tier 1 Risk-based Capital	$105,556	19.89%	$21,231	≥4%	$31,847	≥6%
Total Risk-based Capital	$112,246	21.15%	$42,462	≥8%	$53,078	≥10%

Following are the required and actual capital amounts and ratios for the Company:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Tier I Leverage Capital	$136,063	13.85%	$39,291	≥4%
Common Equity Tier 1 Capital	$128,007	19.55%	$29,468	≥4.5%
Tier I Risk-based Capital	$136,063	20.78%	$39,291	>6%
Total Risk Based Capital	$144,343	22.04%	$52,388	≥8%

As of December 31, 2014:
Tier I Leverage Capital	$123,377	13.94%	$35,398	≥4%
Tier I Risk-based Capital	$123,377	23.24%	$21,236	≥4%
Total Risk Based Capital	$130,067	24.50%	$42,472	≥8%

NOTE 24. COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s approximate commitments to extend credit:

December 31, 2015
(Dollars in thousands)
Lines of credit	$73,747
Standby letters of credit	749

$74,496

The Company had outstanding commitments to originate loans as follows:

	December 31, 2015
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$17,517	2.990% to 5.500%
Variable	22,172	2.740% to 6.250%

	$39,689

The allowance for unfunded commitments was $0.1 million at December 31, 2015 and 2014.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of December 31, 2015 and 2014.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 25. FAIR VALUE DISCLOSURES

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

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

●	Level 1: valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

●	Level 2: valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

●	Level 3: valuation is derived from other valuation methodologies, including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

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

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

●	Level 1: valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

●	Level 2: valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

●	Level 3: valuation is derived from other valuation methodologies, including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$4,714	$—	$—	$4,714
Securities available for sale:
U.S. government agencies	—	25,720	—	25,720
Municipal securities	—	39,858	—	39,858
Mortgage-backed securities	—	171,174	—	171,174
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	600	—	—	600
	6,824	236,752	—	243,576

Loan servicing rights	—	—	2,344	2,344
Forward sales commitments	—	—	16	16
Interest rate lock commitments	—	—	30	30

Total assets	$6,824	$236,752	$2,390	$245,966

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$39,482	$—	$39,482
Municipal securities	—	25,558	—	25,558
Mortgage-backed securities	—	152,718	—	152,718
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	591	—	—	591
	2,101	217,758	—	219,859

Loan servicing rights	—	—	2,187	2,187
Forward sales commitments	—	—	9	9
Interest rate lock commitments	—	—	52	52

Total assets	$2,101	$217,758	$2,248	$222,107

There were no liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$2,248	$1,888	$1,908

Loan servicing right activity, included in servicing income, net Capitalization from loans sold	544	385	736
Fair value adjustment	(387)	(81)	(761)

Mortgage derivative gains (losses) included in Other income	(15)	56	5

Balance at end of year	$2,390	$2,248	$1,888

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either December 31, 2015 or 2014.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$4,163	$4,163
Commercial real estate	—	—	7,226	7,226
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	658	658

Real estate owned:
One-to four family residential	—	—	1,384	1,384
Commercial real estate	—	—	1,123	1,123
Other construction and land	—	—	2,862	2,862

Total assets	$—	$—	$17,629	$17,629

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$6,407	$6,407
Commercial real estate	—	—	14,551	14,551
Home equity loans and lines of credit	—	—	1,456	1,456
Other construction and land	—	—	2,227	2,227

Real estate owned:
One-to four family residential	—	—	220	220
Commercial real estate	—	—	774	774
Other construction and land	—	—	3,431	3,431

Total assets	$—	$—	$29,066	$29,066

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 or 2014.

Impaired loans totaling $5.2 million at December 31, 2015 and $9.0 million at December 31, 2014, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2015.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	7 – 35%
		Discount rate	10 - 16%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	101 - 108%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at December 31, 2015
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$40,650	$40,650	$40,650	$—	$—
Trading securities	4,714	4,714	4,714	—	—
Securities available for sale	238,862	238,862	2,110	236,752	—
Securities held to maturity	41,164	41,812	995	40,817	—
Loans held for sale	8,348	8,952	—	8,952	—
Loans receivable, net	624,072	620,516	—	—	620,516
Other investments, at cost	8,834	8,834	—	8,834	—
Interest receivable	3,554	3,554	—	3,554	—
Bank owned life insurance	20,858	20,858	—	20,858	—
Loan servicing rights	2,344	2,344	—	—	2,344
Forward sales commitments	16	16	—	—	16
Interest rate lock commitments	30	30	—	—	30

Liabilities:
Demand deposits	$440,475	440,475	$—	$440,475	$—
Time deposits	276,142	275,403	—	—	275,403
Federal Home Loan Bank advances	153,500	153,441	—	153,441	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	213	213	—	213	—

		Fair Value Measurements at December 31, 2014
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$58,982	$58,982	$58,982	$—	$—
Securities available for sale	219,859	219,859	2,101	217,758	—
Securities held to maturity	29,285	30,890	—	30,890	—
Loans held for sale	10,761	11,501	—	11,501	—
Loans receivable, net	529,407	546,450	—	—	546,450
Other investments, at cost	4,908	4,908	—	4,908	—
Interest receivable	2,925	2,925	—	2,925	—
Bank owned life insurance	20,417	20,417	—	20,417	—
Loan servicing rights	2,187	2,187	—	—	2,187
Forward sales commitments	9	9	—	—	9
Interest rate lock commitments	52	52	—	—	52

Liabilities:
Demand deposits	$384,898	$384,898	$—	$384,898	$—
Time deposits	318,219	321,491	—	—	321,491
Federal Home Loan Bank advances	60,000	62,108	—	62,108	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	323	323	—	323	—

NOTE 26. PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Entegra Financial Corp. (parent company only):

Condensed Balance Sheets

	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Cash	$17,545	$17,652
Equity investment in subsidiary	128,090	103,498
Equity investment in trust	433	433
Other assets	188	169

Total assets	$146,256	$121,752

Liabilities and Shareholders’ Equity
Junior Subordinated Debentures	$14,433	$14,433
Other liabilities	354	—
Shareholders’ Equity	131,469	107,319

Total liabilities and shareholders’ equity	$146,256	$121,752

Condensed Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income
Interest income	$190	$78	$—
Dividends from subsidiary	114	—	—
	304	78	—

Expenses
Interest	458	509	490
Other	259	29	38
	717	538	528
Loss before income taxes and equity in undistributed income of subsidiary	(413)	(460)	(528)
Income tax benefit allocated from consolidated income tax return	180	180	172
Loss before equity in undistributed income (loss) of subsidiary	(233)	(280)	(356)
Equity in undistributed income (loss) of subsidiary	24,058	6,223	(59)
Net income (loss)	$23,825	$5,943	$(415)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating activities:
Net income (loss)	$23,825	$5,943	$(415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsdiary	(24,058)	(6,223)	59
(Increase) decrease in other assets	(19)	(46)	6
Increase (decrease) in other liabilities	75	(1,567)	484
Net cash provided by (used in) operating activities	$(177)	$(1,893)	$134

Investing activities:
Investment in subsidiary	$—	$(44,581)	$—
Net cash used in investing activities	$—	$(44,581)	$—

Financing activities:
Proceeds from sale of common stock	$—	$63,651	$—
Proceeds from bank subsidiary for share-based compensation	70	—	—
Net cash provided by (used in) financing activities	$70	$63,651	$—

Increase in cash and cash equivalents	(107)	17,177	134

Cash and cash equivalents, beginning of year	17,652	475	341
Cash and cash equivalents, end of year	$17,545	$17,652	$475

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

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Report of Management on Internal Control over Financial Reporting The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report was not subject to attestation by the Company’s independent registered public accounting firm in accordance with the JOBS Act of 2012.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

137

Exhibit No.	Description

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015. (SEC File No. 001-35302).*

10.11	Tax Benefits Preservation Plan, dated as of November 16, 2015, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

10.12	Macon Bank, Inc. Long-Term Capital Appreciation Plan, as amended and restated, dated December 15, 2004.

10.13	First Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated December 10, 2008.

10.14	Second Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated March 16, 2011.

10.15	Third Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 26, 2015.

21	Schedule of Subsidiaries.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEGRA FINANCIAL CORP.

Date:	March 15, 2016	/s/ Roger D. Plemens
Roger D. Plemens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Plemens	President, Chief Executive Officer and Director	March 15, 2016
Roger D. Plemens	(Principal Executive Officer)

/s/ David A. Bright	Executive Vice President and Chief Financial Officer	March 15, 2016
David A. Bright	(Principal Financial and Accounting Officer)

/s/ Fred H. Jones	Chairman of the Board	March 15, 2016
Fred H. Jones

/s/ Ronald D. Beale	Vice Chairman of the Board	March 15, 2016
Ronald D. Beale

/s/ Louis E. Buck, Jr.	Director	March 15, 2016
Louis E. Buck, Jr.

/s/ Adam W. Burrell	Director	March 15, 2016
Adam W. Burrell

/s/ R. Matthew Dunbar	Director	March 15, 2016
R. Matthew Dunbar

/s/ Charles M. Edwards	Director	March 15, 2016
Charles M. Edwards

/s/ Jim M. Garner	Director	March 15, 2016
Jim M. Garner

/s/ Stan M. Jeffress	Director	March 15, 2016
Stan M. Jeffress

/s/ Beverly W. Mason	Director	March 15, 2016
Beverly W. Mason