Form 10-Q
period 2016-03-31
Entegra Financial Corp.
filed 2016-05-06
CIK 1522327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 9, 2016, 6,466,375 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$7,279	$8,421
Interest-earning deposits	38,621	32,229
Cash and cash equivalents	45,900	40,650

Investments - trading	4,841	4,714
Investments - available for sale	260,049	238,862
Investments - held to maturity (fair value of $34,732 and $41,812 at March 31, 2016 and December 31, 2015, respectively)	34,035	41,164
Other investments, at cost	9,374	8,834
Loans held for sale	5,182	8,348
Loans receivable	632,895	624,072
Allowance for loan losses	(9,498)	(9,461)
Fixed assets, net	17,524	17,673
Real estate owned	5,430	5,369
Interest receivable	3,816	3,554
Bank owned life insurance	20,964	20,858
Net deferred tax asset	16,839	18,830
Loan servicing rights	2,398	2,344
Goodwill	711	711
Core deposit intangible	569	590
Other assets	4,017	4,304

Total assets	$1,055,046	$1,031,416

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$720,712	$716,617
Federal Home Loan Bank advances	163,500	153,500
Junior subordinated notes	14,433	14,433
Other borrowings	2,547	2,198
Post employment benefits	10,253	10,224
Accrued interest payable	250	213
Other liabilities	9,113	2,762
Total liabilities	920,808	899,947

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,472,372 and 6,546,375 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock held by Rabbi Trust, at cost; 14,000 shares at March 31, 2016 and December 31, 2015	(279)	(279)
Additional paid in capital	62,667	63,722
Retained earnings	71,129	69,762
Accumulated other comprehensive gain (loss)	721	(1,736)
Total shareholders’ equity	134,238	131,469

Total liabilities and shareholders’ equity	$1,055,046	$1,031,416

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$7,206	$6,470
Interest on tax exempt loans	45	26
Taxable securities	1,458	1,236
Tax-exempt securities	143	70
Interest-earning deposits	36	24
Other	105	58
Total interest income	8,993	7,884

Interest expense:
Deposits	942	1,209
Federal Home Loan Bank advances	275	205
Junior subordinated notes	126	112
Other borrowings	26	26
Total interest expense	1,369	1,552

Net interest income	7,624	6,332

Provision for loan losses	—	(1,500)
Net interest income after provision for loan losses	7,624	7,832

Noninterest income:
Servicing income, net	116	86
Mortgage banking	140	255
Gain on sale of SBA loans	334	211
Gain on sale of investments, net	269	164
Service charges on deposit accounts	394	298
Interchange fees	342	278
Bank owned life insurance	107	129
Other	173	118
Total noninterest income	1,875	1,539

Noninterest expenses:
Compensation and employee benefits	4,010	3,697
Net occupancy	817	702
Federal deposit insurance	176	284
Professional and advisory	212	250
Data processing	351	280
Merger-related expenses	145	—
Net cost of operation of real estate owned	286	216
Other	1,282	1,147
Total noninterest expenses	7,279	6,576

Income before taxes	2,220	2,795

Income tax expense	854	180

Net income	$1,366	$2,615

Earnings per share - basic and diluted	$0.21	$0.40
Average shares outstanding - basic	6,517,753	6,546,375
Average shares outstanding - diluted	6,517,955	6,546,375

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$1,366	$2,615

Other comprehensive income:
Change in unrealized holding gains and losses on securities available for sale	3,455	2,020
Reclassification adjustment for securities gains realized in net income	(269)	(164)
Amortization of unrealized loss on securities transferred to held to maturity	431	49
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	201	729
Other comprehensive income, before tax	3,818	2,634
Income tax effect related to items of other comprehensive income	(1,361)	(729)
Other comprehensive income, after tax	2,457	1,905

Comprehensive income	$3,823	$4,520

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$—	$107,319

Net income	—	—	—	2,615	—	—	2,615
Other comprehensive income, net of tax	—	—	—	—	1,905	—	1,905
Balance, March 31, 2015	6,546,375	$—	$63,651	$48,552	$(364)	$—	$111,839

Balance, December 31, 2015	6,546,375	$—	$63,722	$69,762	$(1,736)	$(279)	$131,469

Net income	—	—	—	1,366	—	—	1,366
Other comprehensive income, net of tax	—	—	—	—	2,457	—	2,457
Stock compensation expense	—	—	208	—	—	—	208
Repurchase of common stock	(74,003)		(1,263)	—	—	—	(1,263)
Balance, March 31, 2016	6,472,372	$—	$62,667	$71,129	$721	$(279)	$134,238

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,366	$2,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	293	251
Security amortization, net	483	400
Trading account income	(74)	—
Provision for loan losses	—	(1,500)
Provision for real estate owned	342	113
Amortization of core deposit intangible	21	—
Share-based compensation expense	208	—
Deferred income tax expense	831	330
Net increase (decrease) in deferred loan fees	(150)	237
Gain on sales of securities available for sale	(269)	(164)
Income on bank owned life insurance, net	(107)	(112)
Mortgage banking income, net	(140)	(255)
Gain on sales of SBA loans	(334)	(211)
Net realized (gain) loss on sale of real estate owned	(144)	(24)
Loans originated for sale	(2,932)	(4,703)
Proceeds from sale of loans originated for sale	6,520	8,698
Net change in operating assets and liabilities:
Interest receivable	(262)	(219)
Loan servicing rights	(54)	(45)
Other assets	287	(862)
Postemployment benefits	29	132
Accrued interest payable	37	7
Other liabilities	(22)	742
Net cash provided by operating activities	$5,929	$5,430

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(53,998)	$(37,550)
Maturities/calls and principal repayments	15,000	12,132
Sales	34,717	13,197
Net increase in loans	(8,795)	(216)
Purchased loans	—	(13,367)
Proceeds from sale of real estate owned	249	359
Purchase of fixed assets	(144)	(2,414)
Purchase of other investments, at cost	(540)	(740)
Redemptions of other investments, at cost	—	150
Net cash used in investing activities	$(13,511)	$(28,449)
Cash flows from financing activities:
Net increase (decrease) in deposits	$3,667	$(3,674)
Net increase in escrow deposits	428	340
Proceeds from FHLB advances	125,000	25,000
Repayment of FHLB advances	(115,000)	(10,000)
Repurchase of common stock	(1,263)	—
Net cash provided by financing activities	$12,832	$11,666

Increase (decrease) in cash and cash equivalents	5,250	(11,353)

Cash and cash equivalents, beginning of period	$40,650	$58,982

Cash and cash equivalents, end of period	$45,900	$47,629

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$1,332	$1,545

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$508	$1,317
Loans originated for disposition of real estate owned	—	422
Purchased loans and investments to be settled	6,373	3,434
Participation loans not qualified for sale accounting	—	2,086

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Macon Services, Inc., which was inactive as of March 31, 2016. The consolidated financials are presented in these financial statements.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the SEC on March 15, 2016. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Recent Accounting Standards Updates

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$18,027	$231	$—	$18,258
Municipal securities	61,924	1,019	(23)	62,920
Mortgage-backed securities	175,757	1,422	(466)	176,713
U.S. Treasury securities	1,500	46	—	1,546
Mutual funds	606	6	—	612
	$257,814	$2,724	$(489)	$260,049

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$25,633	$123	$(36)	$25,720
Municipal securities	39,751	311	(204)	39,858
Mortgage-backed securities	172,327	276	(1,429)	171,174
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	602	—	(2)	600
	$239,813	$720	$(1,671)	$238,862

The amortized cost and estimated fair values of securities held to maturity (“HTM”) as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$5,629	$412	$—	$6,041
Municipal securities	12,667	325	(35)	12,957
Mortgage-backed securities	4,709	18	(3)	4,724
U.S. Treasury securities	1,001	3	—	1,004
Corporate debt securities	10,029	44	(67)	10,006
	$34,035	$802	$(105)	$34,732

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$15,877	$645	$(23)	$16,499
Municipal securities	12,428	199	(93)	12,534
Mortgage-backed securities	4,834	4	(62)	4,776
U.S. Treasury securities	1,002	—	(7)	995
Corporate debt securities	7,023	25	(40)	7,008
	$41,164	$873	$(225)	$41,812

Information pertaining to the activity for the three month period ended March 31, 2016 and 2015 of unrealized losses related to HTM securities (before the impact of income taxes) previously recognized in accumulated other comprehensive income (“AOCI”) is summarized below:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Beginning unrealized loss related to HTM securities previously recognized in AOCI	$903	$1,887
Additions for transfers to HTM	—	—
Amortization of unrealized losses on HTM securities previously recognized in AOCI	(431)	(49)
Ending unrealized loss related to HTM securities previously recognized in AOCI	$472	$1,838

The increase in amortization during the three months ended March 31, 2016 was due to an increase in securites called.

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held to Maturity:
Municipal securities	$272	$7	$2,210	$28	$2,482	$35
Mortgage-backed securities	2,671	3	—	—	2,671	3
Corporate debt securities	5,440	67	—	—	5,440	67
	$8,383	$77	$2,210	$28	$10,593	$105

Available for Sale:
Municipal securities	$1,464	$8	$1,962	$15	$3,426	$23
Mortgage-backed securities	29,662	220	27,791	246	57,453	466
	$31,126	$228	$29,753	$261	$60,879	$489

	December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$5,705	$23	$—	$—	$5,705	$23
Municipal securities	4,365	93	—	—	4,365	93
Mortgage-backed securities	2,693	62	—	—	2,693	62
U.S. Treasury securities	995	7	—	—	995	7
Corporate debt securities	4,911	40	—	—	4,911	40
	$18,669	$225	$—	$—	$18,669	$225

Available for Sale:
U.S. government agencies	$13,317	$36	$—	$—	$13,317	$36
Municipal securities	18,769	176	947	28	19,716	204
Mortgage-backed securities	102,419	926	20,905	503	123,324	1,429
Mutual funds	600	2	—	—	600	2
	$135,105	$1,140	$21,852	$531	$156,957	$1,671

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of March 31, 2016 and December 31, 2015 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2016
	Less Than 12 Months	More Than 12 Months	Total
Municipal securities	5	7	12
Mortgage-backed securities	16	19	35
Corporate debt securities	10	—	10
	31	26	57

	December 31, 2015
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	13	—	13
Municipal securities	51	2	53
Mortgage-backed securities	71	15	86
U.S. Treasury securities	1	—	1
Corporate debt securities	9	—	9
Mutual funds	1	—	1
	146	17	163

For the three months ended March 31, 2016 and 2015 the Company had proceeds from sales of securities available for sale and their corresponding gross realized gains and losses as detailed below:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Gross proceeds	$34,717	$13,197
Gross realized gains	287	184
Gross realized losses	18	20

The Company had securities pledged against deposits and borrowings of approximately $83.6 million and $69.6 million at March 31, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2016, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,106	$1,112
Over 1 year through 5 years	23,463	23,757
After 5 years through 10 years	13,242	13,525
Over 10 years	44,246	44,942
	82,057	83,336
Mortgage-backed securities	175,757	176,713

Total	$257,814	$260,049

	Held to Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$1,002	$1,005
After 5 years through 10 years	11,542	11,538
Over 10 years	16,782	17,465
	29,326	30,008
Mortgage-backed securities	4,709	4,724

Total	$34,035	$34,732

NOTE 3. LOANS RECEIVABLE

Loans receivable as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$251,214	$248,633
Commercial real estate	224,495	214,413
Home equity loans and lines of credit	51,240	53,446
Residential construction	7,708	7,848
Other construction and land	52,701	57,316
Total real estate loans	587,358	581,656

Commercial and industrial	43,496	41,046
Consumer	4,128	3,639
Total commercial and consumer	47,624	44,685

Loans receivable, gross	634,982	626,341

Less: Net deferred loan fees	(1,238)	(1,388)
Unamortized premium	512	557
Unamortized discount	(1,361)	(1,438)

Loans receivable, net	$632,895	$624,072

The Bank had $123.8 million and $119.5 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2016 and December 31, 2015, respectively. The Bank also had $89.2 million and $88.4 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2016 and December 31, 2015, respectively.

Included in loans receivable and other borrowings at March 31, 2016 are $2.5 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on purchased loans for the three month periods ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015

Discount on purchased loans, beginning of period	$1,438	$1,487
Additional discount for new purchases	—	492
Accretion	(77)	(97)
Discount applied to charge-offs	—	(295)
Discount on purchased loans, end of period	$1,361	$1,587

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended March 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	293	587	(214)	(135)	17	(185)	(363)	—
Charge-offs	(46)	—	(37)	—	(317)	—	(10)	(410)
Recoveries	23	—	113	—	77	118	116	447
Ending balance	$2,725	$3,808	$959	$143	$1,177	$536	$150	$9,498

	Three Months Ended March 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(100)	(416)	(79)	(206)	(1,046)	281	66	(1,500)
Charge-offs	(219)	(30)	(109)	—	(19)	—	(13)	(390)
Recoveries	109	92	23	—	119	7	79	429
Ending balance	$2,773	$2,363	$1,168	$304	$1,990	$596	$417	$9,611

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	March 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$366	$546	$6	$—	$223	$35	$—	$1,176
Collectively evaluated for impairment	2,359	3,262	953	143	954	501	150	8,322
	$2,725	$3,808	$959	$143	$1,177	$536	$150	$9,498

Loans Receivable
Individually evaluated for impairment	$5,992	$8,729	$313	$—	$1,970	$315	$—	$17,319
Collectively evaluated for impairment	245,222	215,766	50,927	7,708	50,731	43,181	4,128	617,663
	$251,214	$224,495	$51,240	$7,708	$52,701	$43,496	$4,128	$634,982

	December 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$344	$61	$6	$—	$61	$38	$—	$510
Collectively evaluated for impairment	2,111	3,160	1,091	278	1,339	565	407	8,951
	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461

Loans Receivable
Individually evaluated for impairment	$6,315	$9,013	$313	$—	$1,509	$318	$—	$17,468
Collectively evaluated for impairment	242,318	205,400	53,133	7,848	55,807	40,728	3,639	608,873
	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

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

The following tables present the recorded investment in gross loans by loan grade:

March 31, 2016
Loan Grade	One-to Four-Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
(Dollars in thousands)

1	$—	$64	$—	$—	$—	$10,199	$—	$10,263
2	—	4,408	—	—	—	1,846	—	6,254
3	26,879	12,284	1,267	—	1,039	1,891	—	43,360
4	47,814	90,448	2,200	3,303	7,542	19,085	—	170,392
5	27,678	86,925	4,589	942	26,370	9,635	335	156,474
6	2,938	14,011	466	1,141	1,961	273	—	20,790
7	3,218	14,742	—	—	575	463	—	18,998
	$108,527	$222,882	$8,522	$5,386	$37,487	$43,392	$335	$426,531

Ungraded Loan Exposure:

Performing	$141,207	$1,613	$42,502	$2,322	$15,214	$104	$3,793	$206,755
Nonperforming	1,480	—	216	—	—	—	—	1,696
Subtotal	$142,687	$1,613	$42,718	$2,322	$15,214	$104	$3,793	$208,451

Total	$251,214	$224,495	$51,240	$7,708	$52,701	$43,496	$4,128	$634,982

December 31, 2015
Loan Grade	One-to Four-Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
(Dollars in thousands)

1	$—	$65	$—	$—	$—	$10,336	$—	$10,401
2	—	4,446	—	—	—	99	—	4,545
3	18,518	11,396	1,358	525	1,479	1,734	—	35,010
4	46,942	74,542	1,961	2,036	13,850	18,586	1	157,918
5	33,886	97,469	6,648	1,347	22,864	9,274	592	172,080
6	2,903	13,171	—	1,106	1,718	297	—	19,195
7	3,335	13,106	—	—	579	458	—	17,478
	$105,584	$214,195	$9,967	$5,014	$40,490	$40,784	$593	$416,627

Ungraded Loan Exposure:

Performing	$141,771	$218	$43,158	$2,834	$16,707	$262	$3,046	$207,996
Nonperforming	1,278	—	321	—	119	—	—	1,718
Subtotal	$143,049	$218	$43,479	$2,834	$16,826	$262	$3,046	$209,714

Total	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$3,166	$1,272	$1,178	$5,616	$245,598	$251,214
Commercial real estate	2,232	1,027	2,300	5,559	218,936	224,495
Home equity and lines of credit	671	134	216	1,021	50,219	51,240
Residential construction	—	—	—	—	7,708	7,708
Other construction and land	528	25	227	780	51,921	52,701
Commercial	—	—	10	10	43,486	43,496
Consumer	15	1	—	16	4,112	4,128
Total	$6,612	$2,459	$3,931	$13,002	$621,980	$634,982

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$5,610	$1,260	$1,205	$8,075	$240,558	$248,633
Commercial real estate	1,585	—	605	2,190	212,223	214,413
Home equity and lines of credit	369	38	322	729	52,717	53,446
Residential construction	—	—	—	—	7,848	7,848
Other construction and land	208	397	138	743	56,573	57,316
Commercial	625	—	—	625	40,421	41,046
Consumer	12	4	—	16	3,623	3,639
Total	$8,409	$1,699	$2,270	$12,378	$613,963	$626,341

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,818	$3,844	$—	$4,289	$4,403	$—
Commercial real estate	5,808	7,174	—	7,226	8,809	—
Home equity and lines of credit	213	328	—	213	328	—
Residential construction	—	—	—	—	—	—
Other construction and land	794	876	—	658	818	—
Commercial	—	—	—	—	—	—
	$10,633	$12,222	$—	$12,386	$14,358	$—

Loans with a valuation allowance
One-to four-family residential	$2,174	$2,174	$366	$2,026	$2,026	$344
Commercial real estate	2,921	3,139	546	1,787	1,787	61
Home equity and lines of credit	100	100	6	100	100	6
Residential construction	—	—	—	—	—	—
Other construction and land	1,176	1,254	223	851	851	61
Commercial	315	314	35	318	318	38
	$6,686	$6,981	$1,176	$5,082	$5,082	$510

Total
One-to four-family residential	$5,992	$6,018	$366	$6,315	$6,429	$344
Commercial real estate	8,729	10,313	546	9,013	10,596	61
Home equity and lines of credit	313	428	6	313	428	6
Residential construction	—	—	—	—	—	—
Other construction and land	1,970	2,130	223	1,509	1,669	61
Commercial	315	314	35	318	318	38
	$17,319	$19,203	$1,176	$17,468	$19,440	$510

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,832	$36	$5,672	$51
Commercial real estate	5,811	46	12,953	120
Home equity and lines of credit	213	2	714	2
Residential construction	—	—	—	—
Other construction and land	797	8	925	7
Commercial	—		—	—
	$10,653	$92	$20,264	$180

Loans with a valuation allowance
One-to four-family residential	$2,182	$24	$3,185	$27
Commercial real estate	2,927	27	3,640	39
Home equity and lines of credit	100	1	186	1
Residential construction	—	—	—	—
Other construction and land	1,180	10	1,020	10
Commercial	316	5	328	5
	$6,705	$67	$8,359	$82

Total
One-to four-family residential	$6,014	$60	$8,857	$78
Commercial real estate	8,738	73	16,593	159
Home equity and lines of credit	313	3	900	3
Residential construction	—	—	—	—
Other construction and land	1,977	18	1,945	17
Commercial	316	5	328	5
	$17,358	$159	$28,623	$262

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of March 31, 2016 and December 31, 2015. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

One-to four-family residential	$2,983	$2,893
Commercial real estate	5,253	3,628
Home equity loans and lines of credit	214	320
Residential construction	—	—
Other construction and land	470	384
Commercial	62	55
Consumer	—	—
Non-performing loans	$8,982	$7,280

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	March 31, 2016
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$3,675	$211	$3,886
Commercial real estate	4,853	2,922	7,775
Home equity and lines of credit	213	—	213
Residential construction	—	—	—
Other construction and land	1,510	250	1,760
Commercial	314	11	325

	$10,565	$3,394	$13,959

	December 31, 2015
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$4,182	$211	$4,393
Commercial real estate	5,134	2,922	8,056
Home equity and lines of credit	313	—	313
Residential construction	—	—	—
Other construction and land	1,259	250	1,509
Commercial	318	12	330

	$11,206	$3,395	$14,601

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the tables below:

	Three Months Ended March 31, 2016
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment

None	—	$—	$—
	—	$—	$—

	Three Months Ended March 31, 2015
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	1	1,988	1,693
	1	$1,988	$1,693

There were no TDR’s that defaulted during the three month periods ending March 31, 2016 and 2015 and which were modified as TDR’s within the previous 12 months.

NOTE 5. REAL ESTATE OWNED

The following tables summarize real estate owned and changes in the valuation allowance for real estate owned as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.

	March 31,	December 31,
(Dollars in thousands)	2016	2015

Real estate owned, gross	$7,081	$6,741
Less: Valuation allowance	1,651	1,372

Real estate owned, net	$5,430	$5,369

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Valuation allowance, beginning	$1,372	$1,760
Provision charged to expense	342	68
Reduction due to disposal	(63)	(222)

Valuation allowance, ending	$1,651	$1,606

As of March 31, 2016 and December 31, 2015, the Company had $1.2 million and $0.7 million, respectively, in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of March 31, 2016 and December 31, 2015, the Company had $1.8 million and $1.4 million, respectively, of residential real estate properties included in real estate owned.

NOTE 6. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015.

	As of and for the				As of and for the Year Ended
	Three Months Ended March 31,				December 31,
	2016		2015		2015
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$118,228	$—	$89,012	$—	$121,062	$—
Interest-bearing demand	105,374	27	89,845	36	103,198	136
Money Market	193,775	148	175,162	154	180,377	558
Savings	35,915	10	28,278	8	35,838	33
Time Deposits	267,420	757	317,486	1,011	276,142	3,607
	$720,712	$942	$699,783	$1,209	$716,617	$4,334

NOTE 7. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances, are as follows for the dates indicated:

	March 31, 2016		December 31, 2015
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2016	135,000	0.60%	130,000	0.49%
2017	13,000	1.06%	8,000	1.23%
2018	2,000	1.25%	2,000	1.25%
2019	12,500	1.82%	12,500	1.82%
2020	1,000	1.78%	1,000	1.78%
	$163,500	0.75%	$153,500	0.65%

NOTE 8. INCOME TAXES

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

As of March 31, 2016 and December 31, 2015, $0.4 million and $0.6 million in valuation allowance related to net deferred tax assets on investment securities remains in accumulated other comprehensive income. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 2.5 years.

The components of net deferred taxes as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss	$10,169	$10,750
Allowance for loan losses	3,571	3,557
Deferred compensation and post employment benefits	3,492	3,498
North Carolina net operating loss	921	988
Valuation reserve for other real estate	621	516
Non-accrual interest	312	286
Deferred gains	192	154
Unrealized losses on securities	—	697
Other	639	618
Gross deferred tax assets	19,917	21,064

Deferred tax liabilities:
Fixed assets	510	499
Loan servicing rights	902	881
Deferred loan costs	820	708
Prepaid expenses	161	146
Unrealized gains on securities	664	—
Other	21	—
Total deferred tax liabilities	3,078	2,234

Net deferred tax asset	$16,839	$18,830

NOTE 9. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

(Dollars in thousands, except per share amounts)	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Numerator:
Net income	$1,366	$2,615
Denominator:
Weighted-average common shares outstanding - basic	6,517,753	6,546,375
Effect of dilutive shares	202	—
Weighted-average common shares outstanding - diluted	6,517,955	6,546,375

Earnings per share - basic	$0.21	$0.40
Earnings per share - diluted	$0.21	$0.40

For the three months ended March 31, 2016, all of the 371,000 outstanding stock options remain anti-dilutive and have not been included in calculating diluted earnings per share. There were no stock options outstanding during the three months ended March 31, 2015.

For the three months ended March 31, 2016, 157,100 of the 160,300 outstanding restricted stock units remain anti-dilutive and have not been included in calculating diluted earnings per share. There were no restricted stock units outstanding during the three months ended March 31, 2015.

NOTE 10. ACCUMLATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Total
	(Dollars in thousands)
Balance, beginning of period	$(594)	$(563)	$(579)	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	201	201
Change in net unrealized holding losses on securities available for sale	3,455	—	—	3,455
Reclassification adjustment for net securities gains realized in net income	(269)	—	—	(269)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	431	—	431
Income tax benefit	(1,198)	(163)	—	(1,361)

Balance, end of period	$1,394	$(295)	$(378)	$721

	Three Months Ended March 31, 2015
	(Dollars in thousands)
Balance, beginning of period	$(236)	$(1,165)	$(868)	$(2,269)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	—	729	729
Change in unrealized holding gains on securities available for sale	2,020	—	—	2,020
Reclassification adjustment for net securities gains realized in net income	(164)	—	—	(164)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	49	—	49
Income tax benefit	(710)	(19)	—	(729)

Balance, end of period	$910	$(1,135)	$(139)	$(364)

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Income tax expense	$201	$—
Tax effect	—	—
Impact, net of tax	201	—

Gain on sale of investments, net	$269	$164
Tax effect	—	—
Impact, net of tax	269	164

Interest income - taxable securities	431	49
Tax effect	—	—
Impact, net of tax	431	49

Total reclassifications, net of tax	$901	$213

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

The following summarizes the Company’s approximate commitments to extend credit:

March 31, 2016
(Dollars in thousands)
Lines of credit	$83,540
Standby letters of credit	777

$84,317

As of March 31, 2016, the Company had outstanding commitments to originate loans as follows:

	March 31, 2016
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$20,079	2.14% to 5.00%
Variable	17,670	3.25% to 6.25%

	$37,749

The allowance for unfunded commitments was $0.1 million at March 31, 2016 and December 31, 2015.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of March 31, 2016 and December 31, 2015.

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

Trading securites represent investments in exchange traded mutual funds which are valued by reference to quoted market prices and considered a Level 1 security.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets — mutual funds	$4,841	$—	$—	$4,841
Securities available for sale:
U.S. government agencies	—	18,258	—	18,258
Municipal securities	—	62,920	—	62,920
Mortgage-backed securities	—	176,713	—	176,713
U.S. Treasury securities	1,546	—	—	1,546
Mutual funds	612	—	—	612
	6,999	257,891	—	264,890

Loan servicing rights	—	—	2,398	2,398
Forward sales commitments	—	—	15	15
Interest rate lock commitments	—	—	65	65

Total assets	$6,999	$257,891	$2,478	$267,368

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$4,714	$—	$—	$4,714
Securities available for sale:
U.S. government agencies	—	25,720	—	25,720
Municipal securities	—	39,858	—	39,858
Mortgage-backed securities	—	171,174	—	171,174
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	600	—	—	600
	6,824	236,752	—	243,576

Loan servicing rights	—	—	2,344	2,344
Forward sales commitments	—	—	16	16
Interest rate lock commitments	—	—	30	30

Total assets	$6,824	$236,752	$2,390	$245,966

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,390	$2,248

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	128	133
Fair value adjustment	(74)	(88)

Mortgage derivative gains included in Other income	34	75

Balance at end of period	$2,478	$2,368

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either March 31, 2016 or December 31, 2015.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$3,858	$3,858
Commercial real estate	—	—	6,956	6,956
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	1,127	1,127

Real estate owned:
One-to four family residential	—	—	1,795	1,795
Commercial real estate	—	—	1,097	1,097
Other construction and land	—	—	2,538	2,538

Total assets	$—	$—	$17,584	$17,584

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$4,163	$4,163
Commercial real estate	—	—	7,226	7,226
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	658	658

Real estate owned:
One-to four family residential	—	—	1,384	1,384
Commercial real estate	—	—	1,123	1,123
Other construction and land	—	—	2,862	2,862

Total assets	$—	$—	$17,629	$17,629

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 or December 31, 2015.

Impaired loans totaling $5.2 million at March 31, 2016 and December 31, 2015, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2016.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5 - 35%
		Discount rate	12% - 14%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	101 - 108%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at March 31, 2016
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$45,900	$45,900	$45,900	$—	$—
Trading securities	4,841	4,841	4,841	—	—
Securities available for sale	260,049	260,049	2,158	257,891	—
Securities held to maturity	34,035	34,732	1,004	33,728	—
Loans held for sale	5,182	5,609	—	5,609	—
Loans receivable, net	632,895	629,223	—	—	629,223
Other investments, at cost	9,374	9,374	—	9,374	—
Interest receivable	3,816	3,816	—	3,816	—
Bank owned life insurance	20,964	20,964	—	20,964	—
Loan servicing rights	2,398	2,398	—	—	2,398
Forward sales commitments	15	15	—	—	15
Interest rate lock commitments	65	65	—	—	65

Liabilities:
Demand deposits	$453,292	453,292	$—	$453,292	$—
Time deposits	267,420	267,766	—	—	267,766
Federal Home Loan Bank advances	163,500	163,682	—	163,682	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	250	250	—	250	—

		Fair Value Measurements at December 31, 2015
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$40,650	$40,650	$40,650	$—	$—
Trading securities	4,714	4,714	4,714	—	—
Securities available for sale	238,862	238,862	2,110	236,752	—
Securities held to maturity	41,164	41,812	995	40,817	—
Loans held for sale	8,348	8,952	—	8,952	—
Loans receivable, net	624,072	620,516	—	—	620,516
Other investments, at cost	8,834	8,834	—	8,834	—
Interest receivable	3,554	3,554	—	3,554	—
Bank owned life insurance	20,858	20,858	—	20,858	—
Loan servicing rights	2,344	2,344	—	—	2,344
Forward sales commitments	16	16	—	—	16
Interest rate lock commitments	30	30	—	—	30

Liabilities:
Demand deposits	$440,475	440,475	$—	$440,475	$—
Time deposits	276,142	275,403	—	—	275,403
Federal Home Loan Bank advances	153,500	153,441	—	153,441	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	213	213	—	213	—

NOTE 13. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock. The authorization represented approximately 5% of the Company’s shares outstanding as of December 31, 2015.

The following table summarizes share repurchase activity through March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	—	—
February 1, 2016 to February 29, 2016	40,621	$17.04	40,621	286,697
March 1, 2016 to March 31, 2016	33,382	$17.10	33,382	253,315
Total year-to-date 2016	74,003	$17.07	74,003	253,315

NOTE 14. SUBSEQUENT EVENTS

On April 1, 2016, the Company completed its acquisition of Oldtown Bank (“Oldtown”) of Waynesville, North Carolina, which was merged with and into Entegra Bank. The Company will continue to operate Oldtown’s office under the Oldtown name until a system conversion is completed in August 2016.

Shareholders of Oldtown received a cash payment equal to $11.05 in exchange for each share of Oldtown common stock held immediately prior to the effective time of the merger. The aggregate merger consideration paid by the Company was approximately $13.5 million, which included a $0.7 million payment for the cash-out of in-the-money stock options. The Company did not issue any shares of its common stock in connection with the merger.

The acquisition added approximately $97.9 million to the Company’s assets, including $64.6 million of loans and $88.7 million of deposits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the occurrence of an ownership change under applicable tax rules that could limit our ability to utilize losses to offset future taxable income;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	credit quality deterioration as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	weaknesses in the real estate market affect the value of real estate serving as collateral for loans in our portfolio
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (“PCAOB”);
•	changes in our key personnel, and our compensation and benefit plans;
•	changes in our financial condition or results of operations that reduce capital available to pay dividends or buyback shares;
•	changes in the financial condition or future prospects of issuers of securities that we own; and
•	other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the SEC.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2016 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2016 and December 31, 2015, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

We provide a full range of financial services through offices located in Cherokee, Henderson, Jackson, Macon, Polk, Haywood and Transylvania counties in North Carolina and Anderson, Greenville, and Spartanburg counties in South Carolina. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

Recent Events

On April 1, 2016, the Company completed its acquisition of Oldtown Bank (“Oldtown”) of Waynesville, North Carolina, which was merged with and into Entegra Bank. The Company will continue to operate Oldtown’s office under the Oldtown name until a system conversion is completed in August 2016.

Shareholders of Oldtown received a cash payment equal to $11.05 in exchange for each share of Oldtown common stock held immediately prior to the effective time of the merger. The aggregate merger consideration paid by the Company was approximately $13.5 million, which included a $0.7 million payment for the cash-out of in-the-money stock options. The Company did not issue any shares of its common stock in connection with the merger.

The acquisition added approximately $97.9 million to the Company’s assets, including $64.6 million of loans and $88.7 million of deposits.

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

Earnings Summary

Net income for the three months ended March 31, 2016 was $1.4 million compared to $2.6 million for the same period in 2015. The decrease in net income for the quarter was primarily the result of a negative provision of $1.5 million during the 2015 period and increases in noninterest expense of $0.7 million and income tax expense of $0.7 million during the 2016 period. These changes were partially offset by a $1.3 million increase in net interest income and an increase of $0.3 million in noninterest income during the 2016 period.

Net interest income increased $1.3 million, or 20.4%, to $7.6 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in net interest income for the period was primarily the result of increases in interest and fee income on loans of $0.7 million and interest on taxable securities of $0.2 million along with a decrease in interest expense on deposits of $0.2 million.

Due to continued improvement in asset quality and significantly reduced charge-off amounts, no provision for loan losses was needed during the three months ended March 31, 2016 and a negative provision for loan losses of $1.5 million was recognized for the three months ended March 31, 2015.

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

We analyze our net interest income, noninterest expense, and net income on a non-GAAP basis in order to exclude non-recurring items as detailed in the table below:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Core Noninterest Expense
Noninterest expense (GAAP)	$7,279	$6,576
Merger-related expenses	(145)	—
Core noninterest expense (Non-GAAP)	$7,134	$6,576

Core Net Income
Net income (GAAP)	$1,366	$2,615
Negative provision for loan losses	—	(1,500)
Merger-related expenses	145	—
Adjust actual income tax expense to 35% estimated effective tax rate (1)	—	(273)
Core net income (Non-GAAP)	$1,511	$842

Core Earnings Per Share
Earnings per share (GAAP)	$0.21	$0.40
Negative provision for loan losses	—	(0.23)
Merger-related expenses	0.02	—
Adjust actual income tax expense to 35% estimated effective tax rate (1)	—	(0.04)
Core earnings per share (Non-GAAP)	$0.23	$0.13

Core Return on Average Assets
Return on Average Assets (GAAP)	0.53%	1.18%
Negative provision for loan losses	—	-0.67%
Merger-related expenses	0.06%	—
Adjust actual income tax expense to 35% estimated effective tax rate (1)	—	-0.12%
Core Return on Average Assets (Non-GAAP)	0.58%	0.39%

Core Return on Average Equity
Return on Average Equity (GAAP)	4.10%	9.69%
Negative provision for loan losses	—	-5.44%
Merger-related expenses	0.44%	—
Adjust actual income tax expense to 35% estimated effective tax rate (1)	—	-0.99%
Core Return on Average Equity (Non-GAAP)	4.53%	3.26%

Core Efficiency Ratio
Efficiency ratio (GAAP)	76.63%	83.55%
Merger-related expenses	-1.53%	—
Core Efficiency Ratio (Non-GAAP)	75.10%	83.55%

	As Of
	March 31, 2016	December 31, 2015
	(Dollars in thousands, except share data)
Tangible Book Value Per Share
Book Value (GAAP)	$134,238	$131,469
Goodwill and intangibles	(1,280)	(1,301)
Book Value (Tangible)	132,958	130,168
Outstanding shares	6,472,372	6,546,375
Tangible Book Value Per Share	$20.54	$19.88

(1) - The Company maintained a valuation allowance on a portion of its net deferred tax asset during a portion of 2015 and therefore did not recognize a normal income tax provision. Core results have been adjusted to reflect income tax expense to an estimated 35% effective tax rate after the other adjustments have been applied.

Financial Condition At March 31, 2016 and December 31, 2015

Total assets increased $23.6 million, or 2.3%, to $1.06 billion at March 31, 2016 from $1.03 billion at December 31, 2015. This increase in assets was comprised primarily of loans, which increased $8.8 million, or 1.4%, and investment securities, which increased $14.2 million, or 5.0%. The increases in loans and investments were funded by deposits which increased $4.1 million, or 0.6%, and FHLB advances which increased $10.0 million.

Total liabilities increased $20.9 million, or 2.3%, to $920.8 million at March 31, 2016 from $899.9 million at December 31, 2015, due primarily to the $4.1 million increase in deposits and $10.0 million increase in FHLB advances.

Total equity increased $2.8 million, or 2.1%, to $134.2 million at March 31, 2016 from $131.5 million at December 31, 2015. This increase was the result of $1.4 million of net income for the period and a $2.5 million improvement in net unrealized holding gains and losses on securities available for sale.

Cash and Cash Equivalents

Total cash and cash equivalents increased $5.3 million, or 12.9%, to $45.9 million at March 31, 2016 from $40.7 million at December 31, 2015 as a result of general fluctuations in our cash balances.

Investment Securities

During the fourth quarter of 2015, the Company funded a trading account which is held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to the market risk of certain deferred compensation agreements.

The following table presents the holdings of our trading account as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Cash	$—	$4,714
Mutual funds	4,841	—
	$4,841	$4,714

The remainder of our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	At March 31,		At December 31,
	2016		2015
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$18,027	$18,258	$25,633	$25,720
U.S. Treasury Notes & Bonds	1,500	1,546	1,500	1,510
Municipal obligations	61,924	62,920	39,751	39,858
Mortgage-backed securities:
U.S. Government agency	107,932	108,749	112,857	112,010
SBA securities	52,399	52,527	47,768	47,582
Collateralized mortgage obligations	15,426	15,437	11,702	11,582
Mutual funds	606	612	602	600

Total securities available-for-sale	$257,814	$260,049	$239,813	$238,862

Available-for-sale investment securities increased $21.2 million, or 8.9%, to $260.0 million at March 31, 2016 from $238.9 million at December 31, 2015. We continue to grow our investment portfolio as we seek to better leverage our capital.

Held to maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio as of the most recent quarter and year end.

	At March 31,		At December 31,
	2016		2015
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government and agency securities:
U.S. Government and agency obligations	$1,047	$1,051	$5,729	$5,706
U.S. Government structured agency obligations	4,582	4,990	10,148	10,793
U.S. Treasury Notes & Bonds	1,001	1,004	1,002	995
Municipal tax exempt	7,906	8,163	7,641	7,825
Municipal taxable	4,761	4,794	4,787	4,709
Collateralized mortgage obligations	4,709	4,724	4,834	4,776
Corporate debt securities	10,029	10,006	7,023	7,008

Total securities held-to-maturity	$34,035	$34,732	$41,164	$41,812

Held-to-maturity investment securities decreased $7.1 million, or 17.3%, to $34.0 million at March 31, 2016 from $41.8 million at December 31, 2015 as a result of several structured agency securities being called during the quarter.

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

	At March 31,		At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$251,214	39.6%	$248,633	39.7%
Commercial	224,495	35.3	214,413	34.2
Home equity loans and lines of credit	51,240	8.1	53,446	8.5
Residential construction	7,708	1.2	7,848	1.3
Other construction and land	52,701	8.3	57,316	9.1
Commercial	43,496	6.8	41,046	6.6
Consumer	4,128	0.7	3,639	0.6
Total loans, gross	$634,982	100.0%	$626,341	100.0%

Less:
Deferred loan fees, net	(1,238)		(1,388)
Unamortized premium	512		557
Unamortized discount	(1,361)		(1,438)

Total loans, net	$632,895		$624,072

Percentage of total assets	60.0%		60.5%

Net loans increased $8.8 million, or 1.4%, to $632.9 million at March 31, 2016 from $624.1 million at December 31, 2015. During 2016, we have continued to experience an improvement in loan demand and we maintain a strong pipeline going into the second quarter. We believe that economic conditions in our primary market areas are strong and present opportunities for continued growth. The amount of commercial real estate and commercial loans as a percentage of total loans continues to increase as we continue to shift our lending focus to these loan types as we develop stronger commercial relationships in all of our markets.

Included in loans receivable and other borrowings at March 31, 2016 are $2.5 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of March 31, 2016 or December 31, 2015.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At March 31, 2016
Real estate loans:
One- to four-family residential	$3,166	$1,272	$1,178	$5,616
Commercial	2,232	1,027	2,300	5,559
Home equity loans and lines of credit	671	134	216	1,021
Residential construction	—	—	—	—
Other construction and land	528	25	227	780
Commercial	—	—	10	10
Consumer	15	1	—	16
Total loans	$6,612	$2,459	$3,931	$13,002
% of total loans, net	1.06%	0.39%	0.63%	2.08%

At December 31, 2015
Real estate loans:
One- to four-family residential	$5,610	$1,260	$1,205	$8,075
Commercial	1,585	—	605	2,190
Home equity loans and lines of credit	369	38	322	729
One- to four-family residential construction	—	—	—	—
Other construction and land	208	397	138	743
Commercial	625	—	—	625
Consumer	12	4	—	16
Total loans	$8,409	$1,699	$2,270	$12,378
% of total loans, net	1.37%	0.27%	0.37%	2.01%

Delinquent loans increased $0.6 million, or 5.0%, to $13.0 million at March 31, 2016 from $12.4 million at December 31, 2015. Despite the current quarter increase, our level of delinquent loans has improved significantly in recent periods and remains fairly low.

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

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$2,983	$2,893
Commercial	5,253	3,628
Home equity loans and lines of credit	214	320
Residential construction	—	—
Other construction and land	470	384
Commercial	62	55
Consumer	—	—

Total non-performing loans	8,982	7,280

REO:
One- to four-family residential	1,795	1,384
Commercial real estate	1,097	1,123
Residential construction	—	—
Other construction and land	2,538	2,862

Total foreclosed real estate	5,430	5,369

Total non-performing assets	$14,412	$12,649

Troubled debt restructurings still accruing	$10,565	$11,206

Ratios:
Non-performing loans to total loans	1.42%	1.17%
Non-performing assets to total assets	1.37%	1.23%

Non-performing loans increased $1.7 million, or 23.4%, to $9.0 million at March 31, 2016 from $7.3 million at December 31, 2015. The increase in non-performing loans was primarily attributable due to the addition of a single $1.7 million hospitality loan, for which no loss is expected.

Real estate owned remained unchanged at $5.4 million at March 31, 2016 compared to December 31, 2015.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At March 31,	At December 31,
	2016	2015
	(Dollars in thousands)

Classified loans:
Substandard	$20,694	$19,196
Doubtful	—	—
Loss	—	—

Total classified loans:	20,694	19,196
As a % of total loans, net	3.27%	3.08%

Special mention	20,790	19,195

Total criticized loans	$41,484	$38,391
As a % of total loans, net	6.55%	6.15%

Total classified loans increased $1.5 million, or 7.8%, to $20.7 million at March 31, 2016 from $19.2 million at December 31, 2015. Total criticized loans increased $3.1 million, or 8.1%, to $41.5 million at March 31, 2016 from $38.4 million at December 31, 2015. As mentioned above, these increases were primarily attributable due to the addition of a single $1.7 million hospitality loan, for which no loss is expected. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended March 31,
	2016	2015
	( Dollars in thousands)
Balance at beginning of period	$9,461	$11,072

Charge-offs:
Real Estate:
One- to four-family residential	46	219
Commercial	—	30
Home equity loans and lines of credit	37	109
Residential construction	—	—
Other construction and land	317	19
Commercial	—	—
Consumer	10	13
Total charge-offs	410	390

Recoveries:
Real Estate:
One- to four-family residential	23	109
Commercial	—	92
Home equity loans and lines of credit	113	23
Residential construction	—	—
Other construction and land	77	119
Commercial	118	7
Consumer	116	79
Total recoveries	447	429

Net charge-offs (recoveries)	(37)	(39)

Provision for loan losses	—	(1,500)

Balance at end of period	$9,498	$9,611

Ratios:
Net charge-offs to average loans outstanding	(0.02)%	(0.03)%
Allowance to non-performing loans at period end	105.74%	73.31%
Allowance to total loans at period end	1.50%	1.75%

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong at 105.74% at March 31, 2016 compared to 73.31% at March 31, 2015 and 129.96% at December 31, 2015.

Real Estate Owned (REO)

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

One- to four-family residential	$1,795	$1,384
Commercial real estate	1,097	1,123
Residential construction	—	—
Other construction and land	2,538	2,862
Total	$5,430	$5,369

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$5,369	$4,425
Additions	508	1,317
Disposals	(105)	(757)
Writedowns	(342)	(68)
Balance, end of period	$5,430	$4,917

Real estate owned remained unchanged at $5.4 million at March 31, 2016 compared to December 31, 2015. Most of the transfers to real estate owned during the quarter were 1-4 family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

Net Deferred Tax Assets

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, we considered the following sources of taxable income:

●	Future reversals of existing taxable temporary differences;
●	Future taxable income exclusive of reversing temporary differences and carry forwards;
●	Taxable income in prior carryback years; and
●	Tax planning strategies that would, if necessary, be implemented.

Net deferred tax assets decreased $2.0 million, or 10.6%, to $16.8 million at March 31, 2016 compared to $18.8 million at December 31, 2015. The decrease in net deferred tax assets is mainly attributable to reductions in our federal and state net operating losses and improvement in the net unrealized holding gains/losses on our investment securities.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of		As of
	March 31, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Savings accounts	$35,915	5.0%	$35,838	5.0%
Time depsosits	267,420	37.1	276,142	38.5
Money market accounts	193,775	26.9	180,377	25.2
Interest-bearing demand accounts	105,374	14.6	103,198	14.4
Noninterest-bearing demand accounts	118,228	16.4	121,062	16.9

Total deposits	$720,712	100.0%	$716,617	100.0%

Total deposits increased $4.1 million, or 0.6%, to $720.7 million at March 31, 2016 from $716.6 million at December 31, 2015. We continue our efforts to reduce our reliance on time deposits and expand our core deposit relationships which is evidenced by the decrease in time deposits as a percentage of total deposits to 37.1% at March 31, 2016 from 38.5% at December 31, 2015.

FHLB Advances

FHLB advances increased $10.0 million to $163.5 million at March 31, 2016 compared to $153.5 million at December 31, 2015. The additional funds were used to invest in loans and investment securities and to provide funding for future cash needs. The advances had a weighted average rate of 0.75% as of March 31, 2016 compared to 0.65% at December 31, 2015.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at March 31, 2016 and December 31, 2015 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. The effective interest rate was 3.43% and 3.34% at March 31, 2016 and December 31, 2015, respectively.

Equity

Total equity increased $2.8 million, or 2.1%, to $134.2 million at March 31, 2016 from $131.5 million at December 31, 2015. This increase was the result of $1.4 million of net income for the period, and a $2.5 million improvement in net unrealized holding gains and losses on securities available for sale, which were partially offset by $1.3 million in repurchases of common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015.

General. Net income for the three months ended March 31, 2016 was $1.4 million compared to $2.6 million for the same period in 2015. The decrease in net income for the quarter was primarily the result of a negative provision of $1.5 million during the 2015 period and increases in noninterest expense of $0.7 million and income tax expense of $0.7 million during the 2016 period. These changes were partially offset by a $1.3 million increase in net interest income and an increase of $0.3 million in noninterest income during the 2016 period.

Net Interest Income. Net interest income increased $1.3 million, or 20.4%, to $7.6 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in net interest income for the period was primarily the result of increases in interest and fee income on loans of $0.7 million and interest on taxable securities of $0.2 million along with a decrease in interest expense on deposits of $0.2 million.

The tax-equivalent net interest margin increased to 3.22% for the quarter ended March 31, 2016 compared to 3.04% for the same period in 2015. The increase in margin was primarily the result of increased yields on taxable investments and decreased rates on deposits and FHLB advances.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$633,048	$7,206	4.57%	$549,862	$6,470	4.72%
Loans, tax exempt (1)	6,543	68	4.18%	3,230	39	4.89%
Investments - taxable	260,619	1,458	2.24%	245,274	1,236	2.02%
Investment tax exempt (1)	17,713	217	4.91%	6,605	106	6.44%
Interest earning deposits	33,468	36	0.43%	42,164	24	0.23%
Other investments, at cost	8,951	105	4.71%	4,906	58	4.74%

Total interest-earning assets	960,342	9,090	3.80%	852,041	7,933	3.78%

Noninterest-earning assets	75,923			48,700

Total assets	$1,036,265			$900,741

Interest-bearing liabilities:
Savings accounts	$35,619	$10	0.11%	$27,952	$8	0.11%
Time deposits	272,753	757	1.11%	318,553	1,011	1.27%
Money market accounts	189,334	148	0.31%	177,939	154	0.35%
Interest bearing transaction accounts	102,706	27	0.11%	90,612	36	0.16%
Total interest bearing deposits	600,412	942	0.63%	615,056	1,209	0.79%

FHLB advances	156,247	275	0.71%	60,161	205	1.37%
Junior subordinated debentures	14,433	126	3.50%	14,433	112	3.11%
Other borrowings	2,218	26	4.70%	1,801	26	5.79%

Total interest-bearing liabilities	773,310	1,369	0.71%	691,451	1,552	0.91%

Noninterest-bearing deposits	116,440			86,031

Other non interest bearing liabilities	13,225			13,792

Total liabilities	902,975			791,274
Total equity	133,290			109,467

Total liabilities and equity	$1,036,265			$900,741

Tax-equivalent net interest income		$7,721			$6,381

Net interest-earning assets (2)	$187,032			$160,590

Average interest-earning assets to interest-bearing liabilities	1.24			1.23

Tax-equivalent net interest rate spread (3)			3.09%			2.87%
Tax-equivalent net interest margin (4)			3.22%			3.04%

(1)	Tax exempt loans and investments are calculated giving effect to a 34% federal tax rate.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$1,012	$(276)	$736
Loans, tax exempt (2)	35	(7)	28
Investment - taxable	87	136	223
Investments - tax exempt (2)	142	(32)	110
Interest-earning deposits	(6)	18	12
Other investments, at cost	48	(1)	47

Total interest-earning assets	1,318	(162)	1,157

Interest-bearing liabilities:
Savings accounts	$2	$—	$2
Time deposits	(131)	(123)	(254)
Money market accounts	10	(16)	(6)
Interest bearing transaction accounts	4	(14)	(10)
FHLB advances	209	(139)	70
Junior subordinated debentures	—	14	14
Other borrowings	—	—	—

Total interest-bearing liabilities	94	(278)	(183)

Change in tax-equivalent net interest income	$1,224	$116	$1,340

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate.

Net interest income before provision for loan losses increased to $7.6 million for the three months ended March 31, 2016, compared to $6.3 million for the same period in 2015. As indicated in the table above, an increase in net interest income of $1.2 million attributable to an improvement in volume was supplemented by a $0.1 million improvement in net interest earned attributable to a reduction in rates.

The increase in tax-equivalent net interest income of $1.2 million related to volume was primarily the result of higher average loan and taxable investment balances which increased $86.5 million and $15.3 million, respectively, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in average loan and investment balances was partially offset by higher average FHLB advance balances which increased $96.1 million over the same periods.

The increase in tax-equivalent net interest income of $0.1 million related to rate was primarily the result of decreased deposit and FHLB advance rates partially offset by decreased loan yields. The decrease in average loan yields was mostly offset by the impact of lower average interest bearing deposit yields which decreased 16 basis points to 0.63% in the quarter ended March 31, 2016 as compared to 0.79% in the three months ending March 31, 2015. In addition, a reduction in average rates on FHLB advances from 1.37% during the three months ended March 31, 2015 to 0.71% for the three months ended March 31, 2016 also contributed to the increase in this component of net interest income.

Our tax-equivalent net interest rate spread increased by 22 basis points to 3.09% for the three months ended March 31, 2016 compared to 2.87% for the three months ended March 31, 2015, and our tax-equivalent net interest margin increased 18 basis points to 3.22% for the three months ended March 31, 2016, compared to 3.04% for the three months ended March 31, 2015. The increases in our interest rate spread and margin were primarily a result of decreased rates on deposits and FHLB advances.

Provision for Loan Losses. For the three months ended March 31, 2016, we did not record a provision for loan losses compared to a negative provision of $1.5 million for the same period in the prior year. Factors contributing to no recorded provision for loan losses were the continued stabilization in asset quality, significantly reduced charge-off amounts, and a continued decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(Dollars in thousands)
Servicing income, net	$116	$86	$30
Mortgage banking	140	255	(115)
Gain on sale of SBA loans	334	211	123
Gain on sale of investments, net	269	164	105
Service charges on deposit accounts	394	298	96
Interchange fees	342	278	64
Bank owned life insurance	107	129	(22)
Other	173	118	55

Total	$1,875	$1,539	$336

The $0.1 million decrease in mortgage banking income is primarily due to decreased volume and changes in the valuation of mortgage banking derivatives compared to the prior year.

Gains on sales of SBA loans increased $0.1 million as a result of a larger balance of SBA loans being sold during the 2016 period as we continue to increase our SBA lending efforts.

Net gains on sales of investments increased $0.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to increased sales of securities.

Service charges on deposit accounts and interchange fees both increased $0.1 million as a result of increased core deposit accounts and the acquisition of approximately $39.9 million in deposits from Arthur State Bank that occurred during December 2015.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(Dollars in thousands)

Compensation and employee benefits	$4,010	$3,697	$313
Net occupancy	817	702	115
Federal deposit insurance	176	284	(108)
Professional and advisory	212	250	(38)
Data processing	351	280	71
Merger-related expenses	145	—	145
Net cost of operation of real estate owned	286	216	70
Other	1,282	1,147	135

Total noninterest expenses	$7,279	$6,576	$703

Compensation and employee benefits increased by $0.3 million, or 8.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This additional expense is related to increases in our number of employees, annual raises, employee benefits, incentives and commissions. The 2016 period includes the addition of three branches in South Carolina that were added after the first quarter of 2015.

Merger-related expenses were $0.1 million for the three months ended March 31, 2016 compared to none during the 2015 period. The expenses during the period related to both the acquisition of two branches in December 2015 and the whole bank acquisition of Oldtown which closed on April 1, 2016.

The net cost of operation of real estate owned increased $0.1 million, or 32.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase primarily relates to the write-down and disposal of one property that had been held for an extended period of time.

Income Taxes. We recorded $0.9 million of income tax expense for the three months ended March 31, 2016, primarily reflecting deferred tax expense. Our effective tax rate of 38.5% for the three months ended March 31, 2016 was unusually high as a result of the reduction of $0.2 million of the valuation allowance related to net deferred tax assets on investment securities that remains in accumulated other comprehensive income. Exclusive of this write-off, our effective tax rate would have been approximately 34.7%. We remain focused on reducing our effective tax rate through further investments in tax-free municipal securities, BOLI and affordable housing tax credits.

We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Operating Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At March 31, 2016, cash and cash equivalents totaled $45.9 million. Included in this total was $2.5 million held at FRB and $35.9 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(2,932)	$(4,703)
Proceeds from loans originated for sale	6,520	8,698

Investing activities:
Purchases of investments	$(53,998)	$(37,550)
Maturities and principal repayments of investments	15,000	12,132
Sales of investments	34,717	13,197
Net increase in loans	(8,795)	(216)
Purchase of loans	—	(13,367)
Purchases of fixed assets	(144)	(2,414)

Financing activities:
Net increase (decrease) in deposits	$3,667	$(3,674)
Proceeds from FHLB advances	125,000	25,000
Repayment of FHLB advances	(115,000)	(10,000)

At March 31, 2016, we had $37.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $84.3 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of March 31, 2016.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of March 31, 2016:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$177,503	$163,500	$14,003
Unpledged Marketable Securities	294,084	83,294	210,790
FRB	45,948	—	45,948
	$517,535	$246,794	$270,741

In addition to the amounts noted in the table above, we have the ability to pledge additional loans and increase our borrowing capacity with the FHLB.

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

Beginning on January 1, 2016, the Company and its subsidiary bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2016 is common equity equal to .626% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at March 31, 2016 and pre-existing rules at December 31, 2015.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Tier 1 Leverage Capital	$120,296	11.74%	$40,988	>4%	$51,234	>5%
Common Equity Tier 1 Capital	$120,296	18.01%	$30,051	>4.5%	$43,408	>6.5%
Tier 1 Risk-based Capital	$120,296	18.01%	$40,069	>6%	$53,425	>8%
Total Risk-based Capital	$128,707	19.27%	$53,425	>8%	$66,781	>10%

As of December 31, 2015:
Tier 1 Leverage Capital	$118,251	12.05%	$39,270	>4%	$49,087	>5%
Common Equity Tier 1 Capital	$118,251	18.07%	$29,443	>4.5%	$42,529	>6.5%
Tier 1 Risk-based Capital	$118,251	18.07%	$39,257	>6%	$52,343	>8%
Total Risk-based Capital	$126,524	19.34%	$52,343	>8%	$65,429	>10%

The Company exceeded its regulatory capital ratios at March 31, 2016 and December 31, 2015, as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Tier I Leverage Capital	$137,050	13.38%	$40,977	>4%
Common Equity Tier 1 Capital	$126,556	18.94%	$30,075	>4.5%
Tier I Risk-based Capital	$137,050	20.51%	$40,101	>6%
Total Risk Based Capital	$145,467	21.77%	$53,468	>8%

As of December 31, 2015:
Tier I Leverage Capital	$136,063	13.85%	$39,291	>4%
Common Equity Tier 1 Capital	$128,007	19.55%	$29,468	>4.5%
Tier I Risk-based Capital	$136,063	20.78%	$39,291	>6%
Total Risk Based Capital	$144,343	22.04%	$52,388	>8%

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

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, and obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

We have taken the following steps to reduce our interest rate risk:

•	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	limited the fixed rate period on loans within our portfolio;

•	utilized our securities portfolio for positioning based on projected interest rate environments;

•	priced certificates of deposit to encourage customers to extend to longer terms;

•	increased our level of variable-rate investments and loans;

•	utilized FHLB advances for positioning.

We have not conducted hedging activities, such as engaging in futures, options or swap transactions.

Economic Value of Equity (EVE)

EVE is the difference between the present value of an institution’s assets and liabilities (the institution’s EVE) that would change in the event of a range of assumed changes in market interest rates. EVE is used to monitor interest rate risk beyond the 12 month time horizon of income simulations. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 400 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

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

	March 31, 2016		December 31, 2015
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	4.9	(8.8)	4.9	(14.5)
+300	3.7	(7.5)	3.5	(11.6)
+200	2.4	(5.9)	2.0	(9.1)
+100	1.2	(4.0)	0.8	(5.9)
—	—	—	—	—
-100	(3.5)	7.1	(2.5)	10.7

The results from the rate shock analysis on NII are consistent with having a slightly asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 2.4% increase in NII as of March 31, 2016 as compared to a 2.0% increase in NII as of December 31, 2015, suggesting that the Company’s exposure to the benefit of rising interest rates has increased slightly since December 31, 2015. The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased slightly from December 31, 2015 to March 31, 2016. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 5.9% decrease in EVE as of March 31, 2016 as compared to a 9.1% decrease in EVE as of December 31, 2015.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended March 31, 2016.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2015 Annual Report on Form 10-K as filed with the SEC on March 15, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock through January 27, 2017. The authorization represented approximately 5% of the Company’s shares outstanding as of December 31, 2015.

The table below sets forth information regarding the Company’s common stock repurchases during the three months ended March 3016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	—	—
February 1, 2016 to February 29, 2016	40,621	$17.04	40,621	286,697
March 1, 2016 to March 31, 2016	33,382	$17.10	33,382	253,315
Total year-to-date	74,003	$17.07	74,003	253,315

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302).

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015. (SEC File No. 001-35302)

10.11	Tax Benefits Preservation Plan, dated as of November 16, 2015, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

10.12	Macon Bank, Inc. Long-Term Capital Appreciation Plan, as amended and restated, dated December 15, 2004, incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016 (SEC File No. 001-35302)

10.13	First Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated December 10, 2008, incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016 (SEC File No. 001-35302)

10.14	Second Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated March 16, 2011, incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016 (SEC File No. 001-35302)

10.15	Third Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 26, 2015, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016 (SEC File No. 001-35302)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2016	Entegra Financial Corp.

(Registrant)

	By:	/s/ David A. Bright
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