Form 10-Q
period 2016-06-30
Entegra Financial Corp.
filed 2016-08-08
CIK 1522327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 8, 2016, 6,466,375 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$11,805	$8,421
Interest-earning deposits	46,140	32,229
Cash and cash equivalents	57,945	40,650

Investments - trading	4,991	4,714
Investments - available for sale	291,334	238,862
Investments - held to maturity (fair value of $31,970 and $41,812 at June 30, 2016 and December 31, 2015, respectively)	30,907	41,164
Other investments, at cost	10,798	8,834
Loans held for sale	7,300	8,348
Loans receivable	721,461	624,072
Allowance for loan losses	(8,940)	(9,461)
Fixed assets, net	20,600	17,673
Real estate owned	5,413	5,369
Interest receivable	4,260	3,554
Bank owned life insurance	21,059	20,858
Net deferred tax asset	15,957	18,830
Loan servicing rights	2,392	2,344
Goodwill	1,872	711
Core deposit intangible	1,059	590
Other assets	4,219	4,304

Total assets	$1,192,627	$1,031,416

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$828,874	$716,617
Federal Home Loan Bank advances	193,500	153,500
Junior subordinated notes	14,433	14,433
Other borrowings	2,675	2,198
Post employment benefits	10,253	10,224
Accrued interest payable	265	213
Other liabilities	5,653	2,762
Total liabilities	1,055,653	899,947

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,466,375 and 6,546,375 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock held by Rabbi Trust, at cost; 14,000 shares at June 30, 2016 and December 31, 2015	(279)	(279)
Additional paid in capital	62,759	63,722
Retained earnings	71,987	69,762
Accumulated other comprehensive gain (loss)	2,507	(1,736)
Total shareholders’ equity	136,974	131,469

Total liabilities and shareholders’ equity	$1,192,627	$1,031,416

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$8,255	$6,647	$15,461	$13,117
Interest on tax exempt loans	98	32	143	58
Taxable securities	1,422	1,278	2,880	2,514
Tax-exempt securities	306	84	449	154
Interest-earning deposits	54	22	90	46
Other	122	49	227	107
Total interest and dividend income	10,257	8,112	19,250	15,996

Interest expense:
Deposits	1,032	1,149	1,974	2,358
Federal Home Loan Bank advances	319	183	594	388
Junior subordinated notes	128	115	254	227
Other borrowings	30	26	56	52
Total interest expense	1,509	1,473	2,878	3,025

Net interest income	8,748	6,639	16,372	12,971

Provision for loan losses	—	—	—	(1,500)
Net interest income after provision for loan losses	8,748	6,639	16,372	14,471

Noninterest income:
Servicing income, net	75	19	191	105
Mortgage banking	220	85	360	340
Gain on sale of SBA loans	284	3	618	214
Gain on sale of investments, net	429	123	698	287
Other than temporary impairment on cost method investment	—	(3)	—	(3)
Service charges on deposit accounts	387	317	781	615
Interchange fees	382	322	724	600
Bank owned life insurance	94	133	201	262
Other	228	89	401	207
Total noninterest income	2,099	1,088	3,974	2,627

Noninterest expenses:
Compensation and employee benefits	4,257	3,817	8,267	7,514
Net occupancy	835	731	1,651	1,433
Federal Home Loan Bank prepayment penalty	—	1,762	—	1,762
Marketing and advertising	302	85	502	237
Federal deposit insurance	184	279	360	563
Professional and advisory	293	261	505	511
Data processing	400	282	751	562
Merger-related expenses	1,771	—	1,916	—
Net cost of operation of real estate owned	210	116	496	332
Other	1,061	848	2,144	1,843
Total noninterest expenses	9,313	8,181	16,592	14,757

Income (loss) before taxes	1,534	(454)	3,754	2,341

Income tax expense (benefit)	676	(17,559)	1,530	(17,379)

Net income	$858	$17,105	$2,224	$19,720

Earnings per common share:
Basic	$0.13	$2.61	$0.34	$3.01
Diluted	$0.13	$2.61	$0.34	$3.01
Weighted average common shares outstanding:
Basic	6,466,665	6,546,375	6,492,209	6,546,375
Diluted	6,482,079	6,546,375	6,506,485	6,546,375

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$858	$17,105	$2,224	$19,720

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	3,049	(2,172)	6,504	(152)
Reclassification adjustment for securities gains realized in net income	(429)	(123)	(698)	(287)
Amortization of unrealized loss on securities transferred to held to maturity	139	493	570	542
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	94	(675)	295	54
Change in unrealized holding gains and losses on cash flow hedge	(45)	—	(45)	—
Other comprehensive income (loss), before tax	2,808	(2,477)	6,626	157
Income tax effect related to items of other comprehensive income (loss)	(1,022)	675	(2,383)	(54)
Other comprehensive income (loss), after tax	1,786	(1,802)	4,243	103

Comprehensive income	$2,644	$15,303	$6,467	$19,823

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$—	$107,319

Net income	—	—	—	19,720	—	—	19,720
Other comprehensive income, net of tax	—	—	—	—	103	—	103
Balance, June 30, 2015	6,546,375	$—	$63,651	$65,657	$(2,166)	$—	$127,142

Balance, December 31, 2015	6,546,375	$—	$63,722	$69,762	$(1,736)	$(279)	$131,469

Net income	—	—	—	2,224	—	—	2,224
Other comprehensive income, net of tax	—	—	—	—	4,243	—	4,243
Stock compensation expense	—	—	427	—	—	—	427
Repurchase of common stock	(80,000)		(1,390)	—	—	—	(1,390)
Balance, June 30, 2016	6,466,375	$—	$62,759	$71,987	$2,507	$(279)	$136,974

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,224	$19,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	609	506
Security amortization, net	1,257	1,007
Trading account income	(178)	—
Provision for loan losses	—	(1,500)
Provision for real estate owned	508	91
Amortization of core deposit intangible	61	—
Share-based compensation	427	—
Deferred income tax expense (benefit)	1,598	(17,262)
Net increase (decrease) in deferred loan fees	(236)	(110)
Gain on sales of securities available for sale	(698)	(287)
Other than temporary impairment on cost method investment	—	3
Income on bank owned life insurance, net	(201)	(221)
Mortgage banking income, net	(360)	(340)
Gain on sales of SBA loans	(618)	(214)
Net realized loss on sale of real estate owned	(178)	(33)
Loans originated for sale	(14,897)	(14,950)
Proceeds from sale of loans originated for sale	16,923	16,630
Net change in operating assets and liabilities:
Interest receivable	(154)	(311)
Loan servicing rights	(48)	29
Other assets	69	(497)
Postemployment benefits	29	216
Accrued interest payable	22	(107)
Other liabilities	626	843
Net cash provided by operating activities	$6,785	$3,213

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(103,802)	$(90,592)
Maturities/calls and principal repayments	24,760	31,890
Sales	75,709	25,707
Net increase in loans	(33,339)	(25,339)
Purchased loans	—	(20,369)
Proceeds from sale of real estate owned	1,222	560
Real estate owned capitalized costs	—	(8)
Purchase of fixed assets	(144)	(2,445)
Purchase of other investments, at cost	(1,410)	(2,674)
Redemptions of other investments, at cost	—	150
Net cash paid in business combination	(5,912)	—
Net cash used in investing activities	$(42,916)	$(83,120)
Cash flows from financing activities:
Net increase (decrease) in deposits	$23,026	$(11,264)
Net increase in escrow deposits	815	684
Proceeds from FHLB advances	40,000	100,500
Repayment of FHLB advances	(9,025)	(40,000)
Repurchase of common stock	(1,390)	—
Net cash provided by financing activities	$53,426	$49,920

Increase(decrease) in cash and cash equivalents	17,295	(29,987)

Cash and cash equivalents, beginning of period	$40,650	$58,982

Cash and cash equivalents, end of period	$57,945	$28,995

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$2,945	$3,132
Acquisitions
Assets acquired	$110,196	$—
Liabilities assumed	97,877	—
Net assets	$12,319	$—

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$673	$1,689
Loans originated for disposition of real estate owned	—	794
Investments to be settled	2,293	—

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Entegra Services, Inc., which was inactive as of June 30, 2016. The consolidated financials are presented in these financial statements.

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

Acquisition Activities

The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets purchased exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related allowance for loan losses is not carried forward.

All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Deposit liabilities and the related depositor relationship intangible assets may be exchanged in observable exchange transactions. As a result, the depositor relationship intangible asset is considered identifiable, because the separability criterion has been met.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than as described in Footnote 16.

Recent Accounting Standards Updates

In January 2016, the Financial Accounting Standards Board (“FASB”) amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company is currently evaluating the impact on its financial statements.

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

In June 2016, the FASB issued amendments to Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Thereby, providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$13,100	$134	$—	$13,234
Municipal securities	94,766	2,879	(4)	97,641
Mortgage-backed securities	169,306	2,081	(416)	170,971
U.S. Treasury securities	1,499	58	—	1,557
Corporate debt securities	7,198	117	(3)	7,312
Mutual funds	609	10	—	619
	$286,478	$5,279	$(423)	$291,334

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$25,633	$123	$(36)	$25,720
Municipal securities	39,751	311	(204)	39,858
Mortgage-backed securities	172,327	276	(1,429)	171,174
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	602	—	(2)	600
	$239,813	$720	$(1,671)	$238,862

The amortized cost and estimated fair values of securities held to maturity (“HTM”) as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$2,723	$283	$—	$3,006
Municipal securities	12,625	525	(7)	13,143
Mortgage-backed securities	4,531	71	—	4,602
U.S. Treasury securities	1,002	6	—	1,008
Corporate debt securities	10,026	193	(8)	10,211
	$30,907	$1,078	$(15)	$31,970

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$15,877	$645	$(23)	$16,499
Municipal securities	12,428	199	(93)	12,534
Mortgage-backed securities	4,834	4	(62)	4,776
U.S. Treasury securities	1,002	—	(7)	995
Corporate debt securities	7,023	25	(40)	7,008
	$41,164	$873	$(225)	$41,812

Information pertaining to the activity for the three and six month periods ended June 30, 2016 and 2015 of unrealized losses related to HTM securities (before the impact of income taxes) previously recognized in accumulated other comprehensive income (“AOCI”) is summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
(Dollars in thousands)	2016	2015	2016	2015

Beginning unrealized loss related to HTM securities previously recognized in AOCI	$472	$1,838	$903	$1,887
Additions for transfers to HTM	—	—	—	—

Amortization of unrealized losses on HTM securities previously recognized in AOCI	(139)	(493)	(570)	(542)

Ending unrealized loss in AOCI related to HTM securities previously recognized in AOCI	$333	$1,345	$333	$1,345

The increase in amortization during the three months ended June 30, 2015 was due to an increase in securities called.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Held to Maturity:
Municipal securities	$—	$—	$1,204	$7	$1,204	$7
Corporate debt securities	743	8	—	—	743	8
	$743	$8	$1,204	$7	$1,947	$15

Available for Sale:
Municipal securities	$1,153	$3	$359	$1	$1,512	$4
Mortgage-backed securities	39,310	271	11,705	145	51,015	416
Corporate debt securities	1,020	3	—	—	1,020	3
	$41,483	$277	$12,064	$146	$53,547	$423

	December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Held to Maturity:
U.S. government agencies	$5,705	$23	$—	$—	$5,705	$23
Municipal securities	4,365	93	—	—	4,365	93
Mortgage-backed securities	2,693	62	—	—	2,693	62
U.S. Treasury securities	995	7	—	—	995	7
Corporate debt securities	4,911	40	—	—	4,911	40
	$18,669	$225	$—	$—	$18,669	$225

Available for Sale:
U.S. government agencies	$13,317	$36	$—	$—	$13,317	$36
Municipal securities	18,769	176	947	28	19,716	204
Mortgage-backed securities	102,419	926	20,905	503	123,324	1,429
Mutual funds	600	2	—	—	600	2
	$135,105	$1,140	$21,852	$531	$156,957	$1,671

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of June 30, 2016 and December 31, 2015 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2016
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	9	5	14
Municipal securities	1	3	4
Mortgage-backed securities	11	5	16
Corporate debt securities	3	—	3
	24	13	37

	December 31, 2015
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	13	—	13
Municipal securities	51	2	53
Mortgage-backed securities	71	15	86
U.S. Treasury securities	1	—	1
Corporate debt securities	9	—	9
Mutual funds	1	—	1
	146	17	163

For the three and six months ended June 30, 2016 and 2015 the Company had proceeds from sales of securities available for sale and their corresponding gross realized gains and losses as detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Gross proceeds	$41,204	$12,010	$75,709	$25,707
Gross realized gains	445	123	732	307
Gross realized losses	16	—	34	20

The Company had securities pledged against deposits and borrowings of approximately $126.4 million and $69.6 million at June 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2016, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$2,046	$2,058
Over 1 year through 5 years	21,312	21,635
After 5 years through 10 years	24,762	25,382
Over 10 years	69,052	71,288
	117,172	120,363
Mortgage-backed securities	169,306	170,971

Total	$286,478	$291,334

	Held to Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$1,002	$1,008
After 5 years through 10 years	10,492	10,702
Over 10 years	14,882	15,658
	26,376	27,368
Mortgage-backed securities	4,531	4,602

Total	$30,907	$31,970

NOTE 3. ACQUISITION ACTIVITIES

The Company has determined that the acquisition described below constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments. The estimation of expected future cash flows requires significant assumptions about appropriate discount rates, expected future cash flows, market conditions and other future events. Actual results could differ materially. The Company made the determinations of fair value using the best information available at the time; however, the assumptions used are subject to change and, if changed, could have a material effect on the Company’s financial position and results of operations.

On April 1, 2016, the Bank acquired Old Town Bank of Waynesville, North Carolina. In connection with the acquisition, the Bank acquired $110.2 million of assets and assumed $97.9 million of liabilities. Total consideration transferred was $13.5 million of cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $1.2 million, none of which is deductible for tax purposes. Loans purchased with evidence of credit impairment were not material.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values, and are summarized in the table below (in thousands.)

	As recorded by	Fair Value	As recorded by
	Old Town Bank	Adjustments (1)	the Company
Assets
Cash and cash equivalents	$7,573	$—	$7,573
Investments	30,882	246	31,128
Loans	64,736	272	65,008
Fixed assets	3,414	(22)	3,392
Interest receivable	552	—	552
Core deposit intangible	—	530	530
Other real estate owned	880	43	923
Deferred tax asset	259	200	459
Other assets	937	(306)	631
Total assets acquired	$109,233	$963	$110,196

Liabilities
Deposits	$88,059	$648	$88,707
FHLB advances	9,000	25	9,025
Accrued Interest payable	30	—	30
Other liabilities	125	(10)	115
Total liabilities assumed	97,214	663	97,877

Excess of assets acquired over liabilities assumed	$12,019	$300	$12,319
Purchase price			13,486
Goodwill			$1,167

(1)	Fair values are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available. In particular, the fair value of collateral dependent loans and other real estate owned may change to the extent that the Company receives updated appraisals indicating changes in valuation assumptions at acquisition.

NOTE 4. LOANS RECEIVABLE

Loans receivable as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$268,699	$248,633
Commercial real estate	276,371	214,413
Home equity loans and lines of credit	51,675	53,446
Residential construction	14,270	7,848
Other construction and land	52,576	57,316
Total real estate loans	663,591	581,656

Commercial and industrial	55,530	41,046
Consumer	5,098	3,639
Total commercial and consumer	60,628	44,685

Loans receivable, gross	724,219	626,341

Less: Net deferred loan fees	(1,152)	(1,388)
Unamortized premium	467	557
Unamortized discount	(2,073)	(1,438)

Loans receivable, net	$721,461	$624,072

The Bank had $126.2 million and $119.5 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2016 and December 31, 2015, respectively. The Bank also had $81.8 million and $88.4 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2016 and December 31, 2015, respectively.

Included in loans receivable and other borrowings at June 30, 2016 are $2.7 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on purchased loans for the three and six month periods ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015

Discount on purchased loans, beginning of period	$1,361	$1,587	$1,438	$1,487
Additional discount for new purchases	870	—	870	484
Accretion	(158)	(88)	(235)	(177)
Discount applied to charge-offs	—	—	—	(295)
Discount on purchased loans, end of period	$2,073	$1,499	$2,073	$1,499

NOTE 5. ALLOWANCE FOR LOAN LOSSES

 The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended June 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,725	$3,808	$959	$143	$1,177	$536	$150	$9,498
Provision	—	—	—	—	—	—	—	—
Charge-offs	(52)	(431)	(93)	—	(120)	(10)	(16)	(722)
Recoveries	6	2	21	32	7	4	92	164
Ending balance	$2,679	$3,379	$887	$175	$1,064	$530	$226	$8,940

	Three Months Ended June 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,773	$2,363	$1,168	$304	$1,990	$596	$417	$9,611
Provision	(507)	184	170	38	(304)	82	337	—
Charge-offs	(19)	(15)	(260)	—	(67)	(1)	(7)	(369)
Recoveries	13	75	2	2	47	3	67	209
Ending balance	$2,260	$2,607	$1,080	$344	$1,666	$680	$814	$9,451

	Six Months Ended June 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	293	587	(214)	(135)	17	(185)	(363)	—
Charge-offs	(98)	(431)	(130)	—	(437)	(10)	(26)	(1,132)
Recoveries	29	2	134	32	84	122	208	611
Ending balance	$2,679	$3,379	$887	$175	$1,064	$530	$226	$8,940

	Six Months Ended June 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(607)	(232)	91	(168)	(1,350)	363	403	(1,500)
Charge-offs	(238)	(45)	(369)	—	(86)	(1)	(20)	(759)
Recoveries	122	167	25	2	166	10	146	638
Ending balance	$2,260	$2,607	$1,080	$344	$1,666	$680	$814	$9,451

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	June 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Allowance for loan losses
Individually evaluated for impairment	$242	$63	$6	$—	$164	$34	$—	$509
Collectively evaluated for impairment	2,437	3,316	881	175	900	496	226	8,431
	$2,679	$3,379	$887	$175	$1,064	$530	$226	$8,940

Loans Receivable
Individually evaluated for impairment	$4,689	$9,940	$779	$—	$1,833	$311	$—	$17,552
Collectively evaluated for impairment	264,010	266,431	50,896	14,270	50,743	55,219	5,098	706,667
	$268,699	$276,371	$51,675	$14,270	$52,576	$55,530	$5,098	$724,219

	December 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Allowance for loan losses
Individually evaluated for impairment	$344	$61	$6	$—	$61	$38	$—	$510
Collectively evaluated for impairment	2,111	3,160	1,091	278	1,339	565	407	8,951
	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461

Loans Receivable
Individually evaluated for impairment	$6,315	$9,013	$313	$—	$1,509	$318	$—	$17,468
Collectively evaluated for impairment	242,318	205,400	53,133	7,848	55,807	40,728	3,639	608,873
	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

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

Description of segment and class risks

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant.

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

The following tables present the recorded investment in gross loans by loan grade:

June 30, 2016

Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$63	$—	$—	$—	$10,504	$—	$10,567
2	—	4,368	—	—	—	1,484	—	5,852
3	26,997	22,970	1,528	472	1,094	3,451	—	56,512
4	68,958	126,695	3,726	7,636	8,869	27,775	70	243,729
5	25,987	91,156	3,604	1,419	24,636	9,848	347	156,997
6	2,145	14,910	7	1,216	1,378	262	—	19,918
7	4,628	14,266	466	—	2,207	446	—	22,013
	$128,715	$274,428	$9,331	$10,743	$38,184	$53,770	$417	$515,588

Ungraded Loan Exposure:

Performing	$139,296	$1,943	$42,281	$3,527	$14,326	$1,760	$4,681	$207,814
Nonperforming	688	—	63	—	66	—	—	817
Subtotal	$139,984	$1,943	$42,344	$3,527	$14,392	$1,760	$4,681	$208,631

Total	$268,699	$276,371	$51,675	$14,270	$52,576	$55,530	$5,098	$724,219

December 31, 2015

Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$65	$—	$—	$—	$10,336	$—	$10,401
2	—	4,446	—	—	—	99	—	4,545
3	18,518	11,396	1,358	525	1,479	1,734	—	35,010
4	46,942	74,542	1,961	2,036	13,850	18,586	1	157,918
5	33,886	97,469	6,648	1,347	22,864	9,274	592	172,080
6	2,903	13,171	—	1,106	1,718	297	—	19,195
7	3,335	13,106	—	—	579	458	—	17,478
	$105,584	$214,195	$9,967	$5,014	$40,490	$40,784	$593	$416,627

Ungraded Loan Exposure:

Performing	$141,771	$218	$43,158	$2,834	$16,707	$262	$3,046	$207,996
Nonperforming	1,278	—	321	—	119	—	—	1,718
Subtotal	$143,049	$218	$43,479	$2,834	$16,826	$262	$3,046	$209,714

Total	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$3,914	$2,787	$1,866	$8,567	$260,132	$268,699
Commercial real estate	2,811	478	3,079	6,368	270,003	276,371
Home equity and lines of credit	201	195	530	926	50,749	51,675
Residential construction	224	218	—	442	13,828	14,270
Other construction and land	1,600	19	1,387	3,006	49,570	52,576
Commercial	132	82	239	453	55,077	55,530
Consumer	16	1	1	18	5,080	5,098
Total	$8,898	$3,780	$7,102	$19,780	$704,439	$724,219

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$5,610	$1,260	$1,205	$8,075	$240,558	$248,633
Commercial real estate	1,585	—	605	2,190	212,223	214,413
Home equity and lines of credit	369	38	322	729	52,717	53,446
Residential construction	—	—	—	—	7,848	7,848
Other construction and land	208	397	138	743	56,573	57,316
Commercial	625	—	—	625	40,421	41,046
Consumer	12	4	—	16	3,623	3,639
Total	$8,409	$1,699	$2,270	$12,378	$613,963	$626,341

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$2,658	$2,712	$—	$4,289	$4,403	$—
Commercial real estate	8,178	10,193	—	7,226	8,809	—
Home equity and lines of credit	679	794	—	213	328	—
Residential construction	—	—	—	—	—	—
Other construction and land	900	1,069	—	658	818	—
Commercial	—	—	—	—	—	—
	$12,415	$14,768	$—	$12,386	$14,358	$—

Loans with a valuation allowance
One-to four-family residential	$2,031	$2,031	$243	$2,026	$2,026	$344
Commercial real estate	1,762	1,762	63	1,787	1,787	61
Home equity and lines of credit	100	100	5	100	100	6
Residential construction	—	—	—	—	—	—
Other construction and land	933	1,028	164	851	851	61
Commercial	311	311	34	318	318	38
	$5,137	$5,232	$509	$5,082	$5,082	$510

Total
One-to four-family residential	$4,689	$4,743	$243	$6,315	$6,429	$344
Commercial real estate	9,940	11,955	63	9,013	10,596	61
Home equity and lines of credit	779	894	5	313	428	6
Residential construction	—	—	—	—	—	—
Other construction and land	1,833	2,097	164	1,509	1,669	61
Commercial	311	311	34	318	318	38
	$17,552	$20,000	$509	$17,468	$19,440	$510

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$2,681	$19	$5,598	$45	$2,690	$55	$5,607	$87
Commercial real estate	8,416	13	9,536	114	8,419	59	9,555	214
Home equity and lines of credit	679	3	713	—	679	5	714	1
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	908	8	1,239	8	912	16	1,241	18
Commercial	—	—	—	—	—	—	—	—
	$12,684	$43	$17,086	$167	$12,700	$135	$17,117	$320

Loans with a valuation allowance
One-to four-family residential	$2,036	$—	$2,190	$22	$2,043	$24	$2,198	$44
Commercial real estate	1,768	14	3,186	35	1,775	41	3,196	69
Home equity and lines of credit	100	1	431	1	100	2	431	2
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	985	8	1,009	10	989	18	1,014	21
Commercial	312	4	326	5	315	9	326	10
	$5,201	$27	$7,142	$73	$5,222	$94	$7,165	$146

Total
One-to four-family residential	$4,717	$19	$7,788	$67	$4,733	$79	$7,805	$131
Commercial real estate	10,184	27	12,722	149	10,194	100	12,751	283
Home equity and lines of credit	779	4	1,144	1	779	7	1,145	3
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	1,893	16	2,248	18	1,901	34	2,255	39
Commercial	312	4	326	5	315	9	326	10
	$17,885	$70	$24,228	$240	$17,922	$229	$24,282	$466

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of June 30, 2016 and December 31, 2015. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)

One-to four-family residential	$2,246	$2,893
Commercial real estate	5,179	3,628
Home equity loans and lines of credit	528	320
Residential construction	—	—
Other construction and land	1,434	384
Commercial	48	55
Consumer	1	—
Non-performing loans	$9,436	$7,280

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	June 30, 2016
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$3,138	$211	$3,349
Commercial real estate	4,451	2,860	7,311
Home equity and lines of credit	213	—	213
Residential construction	—	—	—
Other construction and land	1,490	406	1,896
Commercial	311	11	322

	$9,603	$3,488	$13,091

	December 31, 2015
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$4,182	$211	$4,393
Commercial real estate	5,134	2,922	8,056
Home equity and lines of credit	313	—	313
Residential construction	—	—	—
Other construction and land	1,259	250	1,509
Commercial	318	12	330

	$11,206	$3,395	$14,601

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the tables below:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	—	$—	$—	—	$—	$—
	—	$—	$—	—	$—	$—

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	—	$—	$—	1	$1,988	$1,693
	—	$—	$—	1	$1,988	$1,693

There were no TDRs that defaulted during the three month and six month periods ending June 30, 2016 and 2015 and which were modified as TDRs within the previous 12 months.

NOTE 6. REAL ESTATE OWNED

The following tables summarize real estate owned and changes in the valuation allowance for real estate owned as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.

	June 30	December 31,
(Dollars in thousands)	2016	2015

Real estate owned, gross	$6,769	$6,741
Less: Valuation allowance	1,356	1,372

Real estate owned, net	$5,413	$5,369

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Valuation allowance, beginning	$1,651	$1,606	$1,372	$1,760
Provision charged to expense	166	23	508	91
Reduction due to disposal	(461)	(71)	(524)	(293)

Valuation allowance, ending	$1,356	$1,558	$1,356	$1,558

As of June 30, 2016 and December 31, 2015, the Company had $0.3 million and $0.7 million, respectively, in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of June 30, 2016 and December 31, 2015, the Company had $1.9 million and $1.4 million, respectively, of residential real estate properties included in real estate owned.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the six months ended June 30, 2016 and 2015 and the year ended December 31, 2015.

	As of and for the				As of and for the Year Ended
	Six Months Ended June 30,				December 31,
	2016		2015		2015
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$127,010	$—	$95,604	$—	$121,062	$—
Interest-bearing demand	116,648	94	98,447	76	103,198	136
Money Market	236,750	324	171,475	294	180,377	558
Savings	38,057	26	30,043	16	35,838	33
Time Deposits	310,409	1,530	296,968	1,972	276,142	3,607
	$828,874	$1,974	$692,537	$2,358	$716,617	$4,334

NOTE 8. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated:

	June 30, 2016		December 31, 2015
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2016	130,000	0.58%	130,000	0.49%
2017	38,000	0.88%	8,000	1.23%
2018	12,000	0.91%	2,000	1.25%
2019	12,500	1.82%	12,500	1.82%
2020	1,000	1.78%	1,000	1.78%
	$193,500	0.75%	$153,500	0.65%

NOTE 9. Derivative Financial Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposure to business and operational risks through management of its core business activities. The Company manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and borrowings and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash receipts or payments principally related to loans and borrowings.

The table below presents the fair value of the Company’s derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheet (in thousands).

		Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015
Designated as hedges:
Cash flow hedge of borrowings - interest rate swap	Other liabilities	$43	$—
Total		$43	$—

Not designated as hedges:
Mortgage banking - loan commitment	Other assets	$99	$30
Mortgage banking - forward sales commitment	Other assets	19	15
Total		$118	$45

Derivative contracts that are not accounted for as hedging instruments under ASC 815, Derivatives and Hedging, are related to the Company’s mortgage loan origination activities. Between the time that the Company enters into an interest-rate lock commitment to originate a mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, the Company is subject to the risk of variability in market prices. The Company also enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. This activity is on a matched basis, with a loan sale commitment hedging a specific loan. The commitments to originate mortgage loans and forward loan sales commitments are freestanding derivative instruments. The underlying loans are accounted for under the lower of cost or fair value method and are not reflected in the table above. Fair value adjustment on these derivative instruments are recorded within mortgage banking income in the Consolidated Statement of Income.

The Company’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. At June 30, 2016, the Company had one interest rate swap with a notional amount of $14.0 million that was designated as a cash flow hedge of the interest expense on junior subordinated notes. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the four year life of the agreement without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on the Company’s LIBOR based, variable-rate junior subordinated debt.

The table below presents the effect of the Company’s cash flow hedge on the Consolidated Statement of Income (in thousands).

	Amount of Gain(Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain(Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
				For the three and six months ended June 30
	June 30, 2016	December 31, 2015	Location	2016	2015
Interest rate swap	$(28)	$—	Interest Expense	$1	$—

The Company may be exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements and counterparty limits. The agreements contain collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

The Company has agreements with its derivative counterparties that contain a provision in which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Furthermore, certain agreements covering the Company’s derivative instruments contain provisions that require the Company to maintain its status as a well / adequately capitalized institution. These provisions enable the counterparties to the derivative instruments to request immediate payment or require the Company to post additional collateral.

NOTE 10. INCOME TAXES

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

As of June 30, 2016 and December 31, 2015, $0.3 million and $0.6 million in valuation allowance related to net deferred tax assets on investment securities remains in accumulated other comprehensive income. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 1.5 years.

The components of net deferred taxes as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss	$10,445	$10,750
Allowance for loan losses	3,303	3,557
Deferred compensation and post employment benefits	3,415	3,498
North Carolina net operating loss	698	988
Valuation reserve for other real estate	501	516
Non-accrual interest	325	286
Tax credits and other carryforwards	308	197
Deferred gains	195	154
Unrealized losses on securities	—	697
Loan basis difference	288	—
Deposit premium	209	—
Other	740	421
Gross deferred tax assets	20,427	21,064

Deferred tax liabilities:
Fixed assets	437	499
Loan servicing rights	884	881
Deferred loan costs	908	708
Prepaid expenses	149	146
Unrealized gains on securities	1,700	—
Other	392	—
Total deferred tax liabilities	4,470	2,234

Net deferred tax asset	$15,957	$18,830

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

(Dollars in thousands, except per share amounts)	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Numerator:
Net income	$858	$2,224
Denominator:
Weighted-average common shares outstanding - basic	6,466,665	6,492,209
Effect of dilutive shares	15,414	14,276
Weighted-average common shares outstanding - diluted	6,482,079	6,506,485

Earnings per share - basic	$0.13	$0.34
Earnings per share - diluted	$0.13	$0.34

(Dollars in thousands, except per share amounts)	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Numerator:
Net income	$17,105	$19,720
Denominator:
Weighted-average common shares outstanding - basic	6,546,375	6,546,375
Effect of dilutive shares	—	—
Weighted-average common shares outstanding - diluted	6,546,375	6,546,375

Earnings per share - basic	$2.61	$3.01
Earnings per share - diluted	$2.61	$3.01

For the three and six months ended June 30, 2016, all of the 411,500 outstanding stock options remain anti-dilutive and have not been included in calculating diluted earnings per share. There were no stock options outstanding during the six months ended June 30, 2015.

For the three and six months ended June 30, 2016, all of the 178,300 outstanding restricted stock units were dilutive and included in calculating diluted earnings per share. There were no restricted stock units outstanding during the six months ended June 30, 2015.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on Investment Securities	Cash flow hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$1,394	$(295)	$(378)	$—	$721

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	94	—	94
Change in net unrealized holding gains and losses on securities available for sale	3,049	—	—	—	3,049
Reclassification adjustment for net securities gains realized in net income	(429)	—	—	—	(429)
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	139	—	—	139
Change in unrealized holding loss on cash flow hedge	—	—	—	(43)	(43)
Income tax effect	(984)	(55)	—	15	(1,024)

Balance, end of period	$3,030	$(211)	$(284)	$(28)	$2,507

	Three Months Ended June 30, 2015
	(Dollars in thousands)
Balance, beginning of period	$910	$(1,135)	$(139)	$—	$(364)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities	—	—	(675)	—	(675)
Change in unrealized holding gains and losses on securities available for sale	(2,172)	—	—	—	(2,172)
Reclassification adjustment for net securities gains realized in net income	(123)	—	—	—	(123)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	493	—	—	493
Income tax effect	873	(198)	—	—	675

Balance, end of period	$(512)	$(840)	$(814)	$—	$(2,166)

	Six Months Ended June 30, 2016
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on Investment Securities	Cash flow hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(594)	$(563)	$(579)	$—	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	295	—	295
Change in net unrealized holding gains and losses on securities available for sale	6,504	—	—	—	6,504
Reclassification adjustment for net securities gains realized in net income	(698)	—	—	—	(698)
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	570	—	—	570
Change in unrealized holding loss on cash flow hedge	—	—	—	(43)	(43)
Income tax effect	(2,182)	(218)	—	15	(2,385)

Balance, end of period	$3,030	$(211)	$(284)	$(28)	$2,507

	Six Months Ended June 30, 2015
	(Dollars in thousands)
Balance, beginning of period	$(236)	$(1,165)	$(868)	$—	$(2,269)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities	—	—	54	—	54
Change in unrealized holding gains and losses on securities available for sale	(152)	—	—	—	(152)
Reclassification adjustment for net securities gains realized in net income	(287)	—	—	—	(287)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	542	—	—	542
Income tax effect	163	(217)	—	—	(54)

Balance, end of period	$(512)	$(840)	$(814)	$—	$(2,166)

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)

Gain on sale of investments, net	$429	$123	$698	$287
Tax effect	—	—	—	—
Impact, net of tax	429	123	698	287

Interest income - taxable securities	139	493	570	542
Tax effect	—	—	—	—
Impact, net of tax	139	493	570	542

Total reclassifications, net of tax	$568	$616	$1,268	$829

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

The following summarizes the Company’s approximate commitments to extend credit:

June 30, 2016
(Dollars in thousands)
Lines of credit	$94,239
Standby letters of credit	826

$95,065

As of June 30, 2016, the Company had outstanding commitments to originate loans as follows:

	June 30, 2016
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$24,280	2.75% to 7.99%
Variable	27,706	3.50% to 6.49%

	$51,986

The allowance for unfunded commitments was $0.1 million at June 30, 2016 and December 31, 2015.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of June 30, 2016 and December 31, 2015.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Securities Available for Sale

We obtain fair values for debt securities available for sale from a third-party pricing service, which utilizes several sources for valuing fixed-income securities. The market evaluation sources for debt securities available for sale include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Included in securities are investments in an exchange traded bond fund and U.S. Treasury bonds which are valued by reference to quoted market prices and considered a Level 1 security.

Trading securities represent investments in exchange traded mutual funds which are valued by reference to quoted market prices and considered a Level 1 security.

Loan Servicing Rights

Loan servicing rights are carried at fair value as determined by a third party valuation firm. The valuation model utilizes a discounted cash flow analysis using discount rates and prepayment speed assumptions used by market participants. The Company classifies loan servicing rights fair value measurements as Level 3.

Derivative Instruments

Derivative instruments include interest rate lock commitments, forward sale commitments and interest rate swaps. Interest rate lock commitments and forward sale commitments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. The Company classifies these instruments as Level 3.

Interest rate swaps are valued by a third party using significant assumptions that are observable in the market and can be corroborated by market data. The Company classifies interest rate swaps as Level 2.

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

Securities Held to Maturity

We obtain fair values for debt securities held to maturity from a third-party pricing service, which utilizes several sources for valuing fixed-income securities. The market evaluation sources for debt securities held to maturity include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

Other Borrowings

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets - mutual funds	$4,991	$—	$—	$4,991
Securities available for sale:
U.S. government agencies	—	13,234	—	13,234
Municipal securities	—	97,641	—	97,641
Mortgage-backed securities	—	170,971	—	170,971
U.S. Treasury securities	1,557	—	—	1,557
Corporate debt securities	—	7,312	—	7,312
Mutual funds	619	—	—	619
	7,167	289,158	—	296,325

Loan servicing rights	—	—	2,392	2,392
Forward sales commitments	—	—	19	19
Interest rate lock commitments	—	—	99	99

Total assets	$7,167	$289,158	$2,510	$298,835

Derivative liabilities	$—	$43	$—	$43

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$4,714	$—	$—	$4,714
Securities available for sale:
U.S. government agencies	—	25,720	—	25,720
Municipal securities	—	39,858	—	39,858
Mortgage-backed securities	—	171,174	—	171,174
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	600	—	—	600
	6,824	236,752	—	243,576

Loan servicing rights	—	—	2,344	2,344
Forward sales commitments	—	—	16	16
Interest rate lock commitments	—	—	30	30

Total assets	$6,824	$236,752	$2,390	$245,966

There were no liabilities measured on a recurring basis at December 31, 2015.

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,478	$2,368	$2,390	$2,248

Loan servicing right activity, included in servicing income, net Capitalization from loans sold	131	83	259	216
Fair value adjustment	(138)	(157)	(212)	(245)

Mortgage derivative gains (losses) included in Other income	39	(118)	73	(43)

Balance at end of period	$2,510	$2,176	$2,510	$2,176

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either June 30, 2016 or December 31, 2015.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$3,055	$3,055
Commercial real estate	—	—	8,178	8,178
Home equity loans and lines of credit	—	—	679	679
Other construction and land	—	—	999	999

Real estate owned:
One-to four family residential	—	—	1,958	1,958
Commercial real estate	—	—	1,008	1,008
Other construction and land	—	—	2,447	2,447

Total assets	$—	$—	$18,324	$18,324

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$4,163	$4,163
Commercial real estate	—	—	7,226	7,226
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	658	658

Real estate owned:
One-to four family residential	—	—	1,384	1,384
Commercial real estate	—	—	1,123	1,123
Other construction and land	—	—	2,862	2,862

Total assets	$—	$—	$17,629	$17,629

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 or December 31, 2015.

Impaired loans totaling $4.6 million and $5.2 million at June 30, 2016 and December 31, 2015, respectively, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2016.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5 - 35%
		Discount rate	12% - 14%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	101 - 108%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at June 30, 2016
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$57,945	$57,945	$57,945	$—	$—
Trading securities	4,991	4,991	4,991	—	—
Securities available for sale	291,334	291,334	2,176	289,158	—
Securities held to maturity	30,907	31,970	1,002	30,968	—
Loans held for sale	7,300	8,011	—	8,011	—
Loans receivable, net	721,461	714,929	—	—	714,929
Other investments, at cost	10,798	10,798	—	10,798	—
Interest receivable	4,260	4,260	—	4,260	—
Bank owned life insurance	21,059	21,059	—	21,059	—
Loan servicing rights	2,392	2,392	—	—	2,392
Forward sales commitments	19	19	—	—	19
Interest rate lock commitments	99	99	—	—	99

Liabilities:
Demand deposits	$518,465	518,465	$—	$518,465	$—
Time deposits	310,409	311,243	—	—	311,243
Federal Home Loan Bank advances	193,500	193,946	—	193,946	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,675	2,853	—	—	2,853
Accrued interest payable	265	265	—	265	—
Interest rate swap	43	43	—	43	—

		Fair Value Measurements at December 31, 2015
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$40,650	$40,650	$40,650	$—	$—
Trading securities	4,714	4,714	4,714	—	—
Securities available for sale	238,862	238,862	2,110	236,752	—
Securities held to maturity	41,164	41,812	995	40,817	—
Loans held for sale	8,348	8,952	—	8,952	—
Loans receivable, net	624,072	620,516	—	—	620,516
Other investments, at cost	8,834	8,834	—	8,834	—
Interest receivable	3,554	3,554	—	3,554	—
Bank owned life insurance	20,858	20,858	—	20,858	—
Loan servicing rights	2,344	2,344	—	—	2,344
Forward sales commitments	16	16	—	—	16
Interest rate lock commitments	30	30	—	—	30

Liabilities:
Demand deposits	$440,475	440,475	$—	$440,475	$—
Time deposits	276,142	275,403	—	—	275,403
Federal Home Loan Bank advances	153,500	153,441	—	153,441	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	213	213	—	213	—

NOTE 15. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock through January 27, 2017. The authorization represented approximately 5% of the Company’s shares outstanding as of December 31, 2015.

The following table summarizes share repurchase activity through June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	—	—
February 1, 2016 to February 29, 2016	40,621	$17.04	40,621	286,697
March 1, 2016 to March 31, 2016	33,382	$17.70	33,382	253,315
April 1, 2016 to April 30, 2016	5,997	$17.65	5,997	247,318
May 1, 2016 to May 31, 2016	—	$—	—	247,318
June 1, 2016 to June 30, 2016	—	$—	—	247,318
Total year-to-date 2016	80,000	$17.42	80,000	247,318

NOTE 16. SUBSEQUENT EVENTS

On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things. Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate was to be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on state income tax revenues announced by the North Carolina Governor’s Office on August 2, 2016, the revenue target for the fiscal year ended June 30, 2016 was met, resulting in a reduction of the state income tax rate to 3% effective January 1, 2017. The Company treated this announcement as a subsequent event and recorded a $0.3 million reduction in the net deferred tax asset as of June 30, 2016. As such, these financial results differ from the earnings reported on Form 8-K dated July 21, 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company is under no duty to and does not undertake any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the occurrence of an ownership change under applicable tax rules that could limit our ability to utilize losses to offset future taxable income;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	credit quality deterioration as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	weaknesses in the real estate market affect the value of real estate serving as collateral for loans in our portfolio
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	increased cybersecurity risk, including potential business disruptions or financial losses;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate acquired entities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board (“PCAOB”);
●	changes in our key personnel, and our compensation and benefit plans;
●	changes in our financial condition or results of operations that reduce capital available to pay dividends or buy back shares;
●	changes in the financial condition or future prospects of issuers of securities that we own; and
●	other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the SEC.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2016 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K. Due to recent acquisition activity, we have added the following acquisition accounting policy:

We determined that fair value of our acquired assets and liabilities in accordance with  accounting requirements for fair value measurement and acquisition transactions as promulgated in FASB Accounting Standards Codification (“ASC”) Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), ASC Topic 805, Business Combinations(ASC 805), and ASC Topic 820, Fair Value Measurements and Disclosures. The determination of the initial fair values on loans and other real estate purchased in an acquisition require significant judgment and complexity. All identifiable assets acquired, including loans, are recorded at fair value. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic No. 820. These fair value estimates associated with the purchased loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Where a loan exhibits evidence of credit deterioration since origination and it is probable at the acquisition date that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, we account for the loan under ASC 310-30, as a purchased credit impaired loan. Purchased-credit impaired loans were not material related to the Old Town Bank acquisition.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2016 and December 31, 2015, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

Recent Events

On April 1, 2016, the Company completed its acquisition of Old Town Bank (“Old Town”) of Waynesville, North Carolina, which was merged with and into Entegra Bank. The Company will continue to operate Old Town’s office under the Old Town name until a system conversion is completed in August 2016.

Shareholders of Old Town received a cash payment equal to $11.05 in exchange for each share of Old Town common stock held immediately prior to the effective time of the merger. The aggregate merger consideration paid by the Company was approximately $13.5 million, which included a $0.7 million payment for the cash-out of in-the-money stock options. The Company did not issue any shares of its common stock in connection with the merger.

The acquisition added approximately $110.2 million to the Company’s assets, including $65.0 million of loans, $88.7 million of deposits, and $1.7 million of goodwill and intangibles.

On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things. Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate was to be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on state income tax revenues announced by the North Carolina Governor’s Office on August 2, 2016, the revenue target for the fiscal year ended June 30, 2016 was met, resulting in a reduction of the state income tax rate to 3% effective January 1, 2017. The Company treated this announcement as a subsequent event and recorded a $0.3 million reduction in the net deferred tax asset as of June 30, 2016. As such, these financial results differ from the earnings reported on Form 8-K dated July 21, 2016.

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

Earnings Summary

Net income for the three months ended June 30, 2016 was $0.9 million compared to $17.1 million for the same period in 2015. The decrease in net income was the result of increases in compensation and benefits of $0.4 million and merger expenses of $1.8 million related to the Old Town acquisition. This decrease was partially offset by a $2.1 million increase in net interest income and an increase of $1.0 million in noninterest income during the 2016 period, as compared to the same period in 2015. In addition, the decrease in net income for the quarter was primarily the result of a non-cash income tax benefit resulting from the $17.6 million reversal of substantially all of the valuation allowance on the Company’s net deferred tax offset by a FHLB advance prepayment penalty of $1.8 million in the same period in 2015.

Net income for the six months ended June 30, 2016 was $2.2 million compared to $19.7 million for the same period in 2015. The increase in net income for the six month period was primarily a result of the non-cash income tax benefit mentioned above and a negative provision for loan losses of $1.5 million in the same period in 2015. These items were partially offset by an increase in net interest income of $3.4 million and an increase in noninterest income of $1.3 million partially offset by an increase in noninterest expense of $1.8 million during the six months ending June 30, 2016 as compared to the same period in 2015.

Net interest income increased $2.1 million, or 31.7%, to $8.7 million for the three months ended June 30, 2016 compared to $6.6 million for the same period in 2015. Net interest income increased $3.4 million, or 26.2%, to $16.4 million for the six months ended June 30, 2016 compared to $13.0 million for the same period in 2015. The increase in net interest income was primarily due to higher volumes in the loan and investment portfolios as well as a decrease in the rate paid on advances and deposits. Net interest margin for the three and six months ended June 30, 2016 improved to 3.33% and 3.28%, respectively, compared to 3.06% and 3.05% for the same periods in 2015.

We recorded no provision for loan losses for the three and six month periods ended June 30, 2016 compared to a provision for loan losses of $0 and $(1.5 million) in the comparable 2015 periods. The Company continues to experience a minimal level of net charge-offs and low levels of non-performing assets.

Non-GAAP Financial Measures

Statements included in this Management’s Discussion and Analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. This Management’s Discussion and Analysis and the accompanying tables discuss financial measures, such as core net interest income, core noninterest expense, and core net income, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

We analyze our noninterest expense and net income on a non-GAAP basis in order to exclude non-recurring items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)

Core Noninterest Expense
Noninterest expense (GAAP)	$9,313	$8,181	$16,592	$14,757
FHLB prepayment penalty	—	(1,762)	—	(1,762)
Merger-related expenses	(1,771)	—	(1,916)	—
Core noninterest expense (Non-GAAP)	$7,542	$6,419	$14,676	$12,995

Core Net Income
Net income (GAAP)	$858	$17,105	$2,224	$19,720
FHLB prepayment penalty	—	1,762	—	1,762
Negative provision for loan losses	—	—	—	(1,500)
Merger-related expenses	1,151	—	1,245	—
Adjust actual income tax benefit to 35% estimated effective tax rate (1)	—	(18,017)	—	(18,290)
Core net income (Non-GAAP)	$2,009	$850	$3,469	$1,692

Core Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.13	$2.61	$0.34	$3.01
FHLB prepayment penalty	—	0.27	—	0.27
Negative provision for loan losses	—	—	—	(0.23)
Merger-related expenses	0.18	—	0.19	—
Adjust actual income tax benefit to 35% estimated effective tax rate (1)	—	(2.75)	—	(2.79)
Core diluted earnings per share (Non-GAAP)	$0.31	$0.13	$0.53	$0.26

Core Return on Average Assets
Return on Average Assets (GAAP)	0.29%	7.39%	0.40%	4.35%
FHLB prepayment penalty	—	0.76%	—	0.39%
Negative provision for loan losses	—	—	—	-0.33%
Merger-related expenses	0.39%	—	0.23%	—
Adjust actual income tax benefit to 35% estimated effective tax rate (1)	—	-7.78%	—	-4.04%
Core Return on Average Assets (Non-GAAP)	0.69%	0.37%	0.63%	0.37%

Core Return on Average Equity
Return on Average Equity (GAAP)	2.56%	61.45%	3.32%	35.97%
FHLB prepayment penalty	—	6.33%	—	3.21%
Negative provision for loan losses	—	—	—	-2.74%
Merger-related expenses	3.43%	—	1.86%	—
Adjust actual income tax benefit to 35% estimated effective tax rate (1)	—	-64.73%	—	-33.35%
Core Return on Average Equity (Non-GAAP)	5.98%	3.05%	5.19%	3.09%

Core Efficiency Ratio
Efficiency ratio	85.86%	105.88%	81.55%	94.61%
Merger-related expenses	-16.33%	—	-9.42%	—
Effect to adjust for FHLB prepayment penalty	—	-22.81%	—	-11.30%
Core Efficiency Ratio (Non-GAAP)	69.53%	83.07%	72.13%	83.31%

	As Of
	June 30, 2016	December 31, 2015
	(Dollars in thousands, except share data)
Tangible Book Value Per Share
Book Value (GAAP)	136,974	131,469
Goodwill and intangibles	(2,931)	(1,301)
Book Value (Tangible)	134,043	130,168
Outstanding shares	6,466,375	6,546,375
Tangible Book Value Per Share	20.73	19.88

(1) - The Company maintained a valuation allowance on a portion of its net deferred tax asset during a portion of 2015 and therefore did not recognize a normal income tax provision. Core results have been adjusted to reflect income tax expense to an estimated 35% effective tax rate after the other adjustments have been applied.

Financial Condition At June 30, 2016 and December 31, 2015

Total assets increased $161.2 million, or 15.6%, to $1.19 billion at June 30, 2016 from $1.03 billion at December 31, 2015, primarily as a result of the addition of $110.2 million in assets related to the Old Town acquisition in the second quarter of 2016, and increases in loan activity and investment purchases.

Loans increased $97.4 million, or 15.6%, to $721.5 million at June 30, 2016, which included $65.0 million of loans related to the Old Town acquisition. Loan balances excluding those acquired in the Old Town acquisition have grown at an annualized pace of 10.4% since December 31, 2015 and have been primarily concentrated in commercial real estate and consumer and industrial loans.

The Company also increased its investment portfolio by $42.2 million from December 31, 2015 to June 30, 2016 in order to better leverage its capital. FHLB advances, which increased $40.0 million, or 26.1%, from December 31, 2015 to June 30, 2016, were utilized to fund the investment purchases.

Core deposits increased $75.0 million, or 17.0%, to $515.5 million at June 30, 2016 from $440.5 million at December 31, 2015, including $40.6 million of core deposits related to the Old Town acquisition. Retail and wholesale certificates of deposit and brokered money market deposits increased $37.3 million, or 13.5%, to $313.4 million at June 30, 2016 from $276.1 million at December 31, 2015, primarily due to the acquisition of $48.1 million of time deposits in the Old Town acquisition. Core deposits now represent 62% of the Company’s deposit portfolio compared to 61% at December 31, 2015 and 55% at December 31, 2014.

Total equity increased $5.5 million, or 4.2%, to $137.0 million at June 30, 2016 compared to $131.5 million at December 31, 2015. This increase was primarily attributable to $2.2 million of net income and a $4.2 million improvement in the market value of investment securities, partially offset by $1.4 million of share repurchases. The Company intends to selectively utilize share repurchases to supplement shareholder returns, but not at the expense of building long term value. Notwithstanding the $0.55 per share dilution arising from the Old Town acquisition, tangible book value per share increased $0.85, or 4.20%, to $20.73 at June 30, 2016 from $19.88 at December 31, 2105.

Cash and Cash Equivalents

Total cash and cash equivalents increased $17.3 million, or 42.5%, to $57.9 million at June 30, 2016 from $40.7 million at December 31, 2015.

Investment Securities

During the fourth quarter of 2015, the Company funded a trading account which is held in a Rabbi trust to generate returns that seek to offset changes in liabilities of certain deferred compensation agreements.

The following table presents the holdings of our trading account as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)

Cash	$—	$4,714
Mutual funds	4,991	—
	$4,991	$4,714

The remainder of our investment securities portfolio is classified as both “available-for-sale” and “held-to-maturity”. Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available for sale investment portfolio at the dates indicated.

	At June 30,		At December 31,
	2016		2015
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$13,100	$13,234	$25,633	$25,720
U.S. Treasury Notes & Bonds	1,499	1,557	1,500	1,510
Municipal obligations	94,766	97,641	39,751	39,858
Mortgage-backed securities:
U.S. Government agency	85,180	86,171	112,857	112,010
SBA securities	38,285	38,311	47,768	47,582
Collateralized mortgage obligations	45,841	46,489	11,702	11,582
Corporate debt securities	7,198	7,312	—	—
Mutual funds	609	619	602	600

Total securities available-for-sale	$286,478	$291,334	$239,813	$238,862

Available-for-sale investment securities increased $52.5 million, or 22.0%, to $291.3 million at June 30, 2016 from $238.9 million at December 31, 2015. We continue to grow our investment portfolio as we seek to better leverage our capital.

Held to maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value of our held-to-maturity investment portfolio as of the most recent quarter and year end.

	At June 30,		At December 31,
	2016		2015
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government and agency securities:
U.S. Government and agency obligations	$1,002	$1,008	$5,729	$5,706
U.S. Government structured agency obligations	2,723	3,006	10,148	10,793
U.S. Treasury Notes & Bonds	—	—	1,002	995
Municipal tax exempt	7,890	8,307	7,641	7,825
Municipal taxable	4,735	4,836	4,787	4,709
Collateralized mortgage obligations	4,531	4,602	4,834	4,776
Corporate debt securities	10,026	10,211	7,023	7,008

Total securities held-to-maturity	$30,907	$31,970	$41,164	$41,812

Held-to-maturity investment securities decreased $10.3 million, or 24.9%, to $30.9 million at June 30, 2016 from $41.2 million at December 31, 2015 as a result of several structured agency securities being called.

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

	At June 30,		At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$268,699	37.1%	$248,633	39.7%
Commercial	276,371	38.1	214,413	34.2
Home equity loans and lines of credit	51,675	7.1	53,446	8.5
Residential construction	14,270	2.0	7,848	1.3
Other construction and land	52,576	7.3	57,316	9.1
Commercial	55,530	7.7	41,046	6.6
Consumer	5,098	0.7	3,639	0.6
Total loans, gross	$724,219	100.0%	$626,341	100.0%

Less:
Deferred loan fees, net	(1,152)		(1,388)
Unamortized premium	467		557
Unamortized discount	(2,073)		(1,438)

Total loans, net	$721,461		$624,072

Percentage of total assets	60.5%		60.5%

Net loans increased $97.4 million, or 15.6%, to $721.5 million at June 30, 2016 from $624.1 million at December 31, 2015 primarily as the result of the Old Town acquisition. In addition, we have continued to experience moderate loan demand and maintain a strong pipeline going into the third quarter. We believe that economic conditions in our primary market areas are strong and present opportunities for continued growth. The amount of commercial real estate and commercial loans as a percentage of total loans continues to increase as we continue to shift our lending focus to these loan types as we develop stronger commercial relationships in all of our markets.

Included in loans receivable and other borrowings at June 30, 2016 are $2.7 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of June 30, 2016 or December 31, 2015.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At June 30, 2016
Real estate loans:
One- to four-family residential	$3,914	$2,787	$1,866	$8,567
Commercial	2,811	478	3,079	6,368
Home equity loans and lines of credit	201	195	530	926
Residential construction	224	218	—	442
Other construction and land	1,600	19	1,387	3,006
Commercial	132	82	239	453
Consumer	16	1	1	18
Total loans	$8,898	$3,780	$7,102	$19,780
% of total loans, net	1.25%	0.53%	1.00%	2.77%

At December 31, 2015
Real estate loans:
One- to four-family residential	$5,610	$1,260	$1,205	$8,075
Commercial	1,585	—	605	2,190
Home equity loans and lines of credit	369	38	322	729
One- to four-family residential construction	—	—	—	—
Other construction and land	208	397	138	743
Commercial	625	—	—	625
Consumer	12	4	—	16
Total loans	$8,409	$1,699	$2,270	$12,378
% of total loans, net	1.37%	0.27%	0.37%	2.01%

Delinquent loans increased $7.4 million, or 59.7%, to $19.8 million at June 30, 2016 from $12.4 million at December 31, 2015. This increase was due in part to the assumption of $2.3 million of delinquent loans in the Old Town acquisition. Despite the current year increase, our level of delinquent loans remains low. In July 2016, delinquent loans were reduced by $2.6 million as the result of early payoffs.

Non-Performing Assets

Non-performing loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Non-performing assets include non-performing loans and real estate owned (“REO”). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$2,246	$2,893
Commercial	5,179	3,628
Home equity loans and lines of credit	528	320
Residential construction	—	—
Other construction and land	1,434	384
Commercial	48	55
Consumer	1	—

Total non-performing loans	9,436	7,280

REO:
One- to four-family residential	1,958	1,384
Commercial real estate	1,008	1,123
Residential construction	—	—
Other construction and land	2,447	2,862

Total foreclosed real estate	5,413	5,369

Total non-performing assets	$14,849	$12,649

Troubled debt restructurings still accruing	$9,603	$11,206

Ratios:
Non-performing loans to total loans	1.31%	1.17%
Non-performing assets to total assets	1.24%	1.23%

Non-performing loans increased $2.2 million, or 29.7%, to $9.4 million at June 30, 2016 from $7.3 million at December 31, 2015. The increase in non-performing loans was primarily attributable due to the addition of a single $1.7 million hospitality loan, for which no loss is expected.

REO remained unchanged at $5.4 million at June 30, 2016 compared to December 31, 2015.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At June 30,	At December 31,
	2016	2015
	(Dollars in thousands)

Classified loans:
Substandard	$22,013	$17,478
Doubtful	—	—
Loss	—	—

Total classified loans:	22,013	17,478
As a % of total loans, net	3.05%	2.80%

Special mention	19,918	19,195

Total criticized loans	$41,931	$36,673
As a % of total loans, net	5.81%	5.88%

Total classified loans increased $4.5 million, or 25.9%, to $22.0 million at June 30, 2016 from $17.5 million at December 31, 2015. Total criticized loans increased $5.3 million, or 14.3%, to $41.9 million at June 30, 2016 from $36.7 million at December 31, 2015. These increases were primarily attributable to the Old Town Bank acquisition, which increase total classified loans by $2.0 million and total criticized loans by $2.8 million. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. Prior to the first quarter of 2015, we more heavily weighted the most recent four quarters than the least recent four quarters. Beginning in the first quarter of 2015, we no longer weight any quarters to calculate our average loss rates. This change in weighting did not have a material impact on our allowance for loan losses methodology. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.25% to 11%.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2016	2015	2016	2015
	( Dollars in thousands)		( Dollars in thousands)
Balance at beginning of period	$9,498	$9,611	$9,461	$11,072

Charge-offs:
Real Estate:
One- to four-family residential	52	19	98	238
Commercial	431	15	431	45
Home equity loans and lines of credit	93	260	130	369
Residential construction	—	—	—	—
Other construction and land	120	67	437	86
Commercial	10	1	10	1
Consumer	16	7	26	20
Total charge-offs	722	369	1,132	759

Recoveries:
Real Estate:
One- to four-family residential	6	13	29	122
Commercial	2	75	2	167
Home equity loans and lines of credit	21	2	134	25
Residential construction	32	2	32	2
Other construction and land	7	47	84	166
Commercial	4	3	122	10
Consumer	92	67	208	146
Total recoveries	164	209	611	638

Net charge-offs	558	160	521	121

Provision for loan losses	—	—	—	(1,500)

Balance at end of period	$8,940	$9,451	$8,940	$9,451

Ratios:
Net charge-offs to average loans outstanding	0.16%	0.06%	0.15%	0.04%
Allowance to non-performing loans at period end	94.65%	76.53%	94.65%	76.53%
Allowance to total loans at period end	1.24%	1.62%	1.24%	1.62%

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong at 94.65% at June 30, 2016 compared to 76.53% at June 30, 2015 and 129.96% at December 31, 2015.

Real Estate Owned (REO)

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

One- to four-family residential	$1,958	$1,384
Commercial real estate	1,008	1,123
Residential construction	—	—
Other construction and land	2,447	2,862
Total	$5,413	$5,369

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$5,430	$4,917	$5,369	$4,425
Additions	1,088	372	1,596	1,689
Disposals	(939)	(564)	(1,044)	(1,321)
Writedowns	(166)	(23)	(508)	(91)
Other	—	8	—	8
Balance, end of period	$5,413	$4,710	$5,413	$4,710

REO remained unchanged at $5.4 million at June 30, 2016 compared to December 31, 2015. Most of the transfers to real estate owned during the three and six months ended June 30, 2016 were 1-4 family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $2.8 million, or 14.9%, to $16.0 million at June 30, 2016 compared to $18.8 million at December 31, 2015. The decrease in net deferred tax assets is mainly attributable to reductions in our federal and state net operating losses and improvement in the net unrealized holding gains/losses on our investment securities.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of		As of
	June 30, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Savings accounts	$38,057	4.6%	$35,838	5.0%
Time deposits	310,409	37.4	276,142	38.5
Money market accounts	236,750	28.6	180,377	25.2
Interest-bearing demand accounts	116,648	14.1	103,198	14.4
Noninterest-bearing demand accounts	127,010	15.3	121,062	16.9

Total deposits	$828,874	100.0%	$716,617	100.0%

Total deposits increased $112.3 million, or 15.7%, to $828.9 million at June 30, 2016 from $716.6 million at December 31, 2015 primarily as a result of the Old Town acquisition. We continue our efforts to reduce our reliance on time deposits and expand our core deposit relationships which is evidenced by the decrease in time deposits as a percentage of total deposits to 37.4% at June 30, 2016 from 38.5% at December 31, 2015.

FHLB Advances

FHLB advances increased $40.0 million, or 26.1%, to $193.5 million at June 30, 2016 compared to $153.5 million at December 31, 2015. The additional funds were primarily used to invest in investment securities and to provide funding for future cash needs. The advances had a weighted average rate of 0.75% as of June 30, 2016 compared to 0.65% at December 31, 2015.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at June 30, 2016 and December 31, 2015 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% and 3.34% at June 30, 2016 and December 31, 2015, respectively.

Equity

Total equity increased $5.5 million, or 4.2%, to $137.0 million at June 30, 2016 from $131.5 million at December 31, 2015. This increase was the result of $2.2 million of net income for the period, and a $4.2 million improvement in net unrealized holding gains and losses on securities available for sale, which were partially offset by $1.4 million in repurchases of common stock.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015.

General. Net income for the three months ended June 30, 2016 was $0.9 million compared to $17.1 million for the same period in 2015. The decrease in net income for the quarter was primarily the result of a non-cash income tax benefit resulting from the $17.6 million reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset, partially offset by a FHLB advance prepayment penalty of $1.8 million in same period in 2015. The decrease in net income was also impacted by increases in compensation and benefits of $0.4 million and merger expenses of $1.8 million related to the Old Town acquisition. The decrease was partially offset by a $2.1 million increase in net interest income and an increase of $1.0 million in noninterest income during the 2016 period as compared to the same period in 2015.

Net Interest Income. Net interest income increased $2.1 million, or 31.8%, to $8.7 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase in net interest income for the period was primarily the result of increases in interest and fee income on loans of $1.7 million.

The tax-equivalent net interest margin increased to 3.33% for the quarter ended June 30, 2016 compared to 3.06% for the same period in 2015. The increase was primarily the result of increased yields on taxable investments and decreased rates on deposits and FHLB advances.

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

	For the three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$703,576	$8,255	4.71%	$567,114	$6,647	4.70%
Loans, tax exempt (1)	15,753	151	3.84%	4,616	48	4.35%
Investments - taxable	263,968	1,422	2.16%	255,571	1,278	2.01%
Investment tax exempt (1)	48,722	471	3.88%	9,054	127	6.01%
Interest earning deposits	38,086	54	0.57%	35,102	22	0.25%
Other investments, at cost	9,566	122	5.12%	5,942	49	3.31%

Total interest-earning assets	1,079,671	10,475	3.89%	877,399	8,172	3.74%

Noninterest-earning assets	87,193			50,521

Total assets	$1,166,864			$927,920

Interest-bearing liabilities:
Savings accounts	$37,757	$16	0.17%	$29,008	$8	0.11%
Time deposits	313,204	769	0.98%	309,430	961	1.25%
Money market accounts	237,424	180	0.30%	175,000	140	0.32%
Interest bearing transaction accounts	114,069	67	0.24%	96,118	40	0.17%
Total interest bearing deposits	702,454	1,032	0.59%	609,556	1,149	0.76%

FHLB advances	173,885	319	0.74%	85,462	183	0.86%
Junior subordinated debentures	14,433	128	3.56%	14,433	115	3.20%
Other borrowings	2,569	30	4.68%	2,159	26	4.83%

Total interest-bearing liabilities	893,341	1,509	0.68%	711,610	1,473	0.83%

Noninterest-bearing deposits	121,001			91,090

Other non interest bearing liabilities	18,725			13,570

Total liabilities	1,033,067			816,270
Total equity	133,797			111,650

Total liabilities and equity	$1,166,864			$927,920

Tax-equivalent net interest income		$8,966			$6,699

Net interest-earning assets (2)	$186,330			$165,789

Average interest-earning assets to interest-bearing liabilities	1.21%			1.23%

Tax-equivalent net interest rate spread (3)			3.21%			2.91%
Tax-equivalent net interest margin (4)			3.33%			3.06%

(1)	Tax exempt loans and investments are calculated giving effect to a 35% federal tax rate.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$1,601	$7	$1,608
Loans, tax exempt (2)	108	(6)	102
Investment - taxable	43	101	144
Investments - tax exempt (2)	408	(64)	344
Interest-earning deposits	2	30	32
Other investments, at cost	38	35	73

Total interest-earning assets	2,200	103	2,303

Interest-bearing liabilities:
Savings accounts	$3	$5	$8
Time deposits	12	(204)	(192)
Money market accounts	48	(8)	40
Interest bearing transaction accounts	8	19	27
FHLB advances	166	(30)	136
Junior subordinated debentures	—	13	13
Other borrowings	5	(1)	4

Total interest-bearing liabilities	242	(206)	36

Change in tax-equivalent net interest income	$1,958	$309	$2,267

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Net interest income before provision for loan losses increased to $8.7 million for the three months ended June 30, 2016, compared to $6.6 million for the same period in 2015. As indicated in the table above $2.0 million of the increase is attributable to increased volume and the remaining $0.3 million improvement in net interest earned is attributable to an improvement in rates.

The increase in tax-equivalent net interest income of $2.0 million related to volume was primarily the result of higher average taxable loan balances, taxable investment balances, and tax exempt investment securities which increased $136.5 million, $8.4 million, and $39.7 million respectively, for the three months ended June 30, 2016 as compared to the same period in 2015 primarily as a result of the Old Town acquisition April 1, 2016. The increase in average loan and investment balances was partially offset by higher average deposits and FHLB advance balances which increased $92.9 million and $88.4 million, respectively, over the same periods. While the average deposit growth was primarily attributable to the Old Town acquisition, the increase in average FHLB advances was a result of a leverage strategy to fund investment purchases.

The increase in tax-equivalent net interest income of $0.3 million related to rate was primarily the result of increased yields on taxable investments, and decreased deposit and FHLB advance rates partially offset by decreased tax exempt investment yields. The decrease in average tax exempt investment yields was offset by the impact of lower average interest bearing deposit yields which decreased 17 basis points to 0.59% in the quarter ended June 30, 2016 as compared to 0.76% in the three months ending June 30, 2015. In addition, a reduction in average rates on FHLB advances from 0.86% during the three months ended June 30, 2015 to 0.74% for the three months ended June 30, 2016 also contributed to the increase in this component of net interest income.

Our tax-equivalent net interest rate spread increased by 30 basis points to 3.21% for the three months ended June 30, 2016 compared to 2.91% for the three months ended June 30, 2015, and our tax-equivalent net interest margin increased 27 basis points to 3.33% for the three months ended June 30, 2016, compared to 3.06% for the three months ended June 30, 2015. The increases in our interest rate spread and margin were primarily a result of decreased rates on deposits and FHLB advances.

Provision for Loan Losses. We did not record a provision for loan losses for the three months ended June 30, 2016 and 2015. Factors contributing to no recorded provision for loan losses were the continued stabilization in asset quality, low charge off amounts, and a continued decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Servicing income, net	$75	$19	$56
Mortgage banking	220	85	135
Gain on sale of SBA loans	284	3	281
Gain on sale of investments, net	429	123	306
Other than temporary impairment on cost method investment	—	(3)	3
Service charges on deposit accounts	387	317	70
Interchange fees	382	322	60
Bank owned life insurance	94	133	(39)
Other	228	89	139

Total	$2,099	$1,088	$1,011

The $0.1 million increase in mortgage banking income is primarily due to increased volume.

Gains on sales of SBA loans increased $0.3 million as a result of a larger balance of SBA loans being sold during the 2016 period as we continue to increase our SBA lending efforts.

Net gains on sales of investments increased $0.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due a significant decrease in interest rates which provided favorable market conditions.

Service charges on deposit accounts and interchange fees both increased $0.1 million as a result of increased core deposit accounts and the acquisition of approximately $88.7 million in deposits from Old Town that occurred on April 1, 2016.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended June 30, 2016 and 2015:

	2016	2015	Change
	(Dollars in thousands)

Compensation and employee benefits	$4,257	$3,817	$440
Net occupancy	835	731	104
Federal Home Loan Bank prepayment penalty	—	1,762	(1,762)
Marketing and advertising	302	85	217
Federal deposit insurance	184	279	(95)
Professional and advisory	293	261	32
Data processing	400	282	118
Merger-related expenses	1,771	—	1,771
Net cost of operation of real estate owned	210	116	94
Other	1,061	848	213

Total noninterest expenses	$9,313	$8,181	$1,132

Compensation and employee benefits increased by $0.4 million, or 11.5%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This additional expense is related to increases in our number of employees primarily as a result of the addition of three new branches, the Old Town Bank acquisition, annual raises, employee benefits, incentives and commissions.

Marketing and advertising expenses increased $0.2 million for the three months ended June 30, 2016 compared to the same period in 2015 due primarily to increased advertising related to the Old Town acquisition.

Merger-related expenses were $1.8 million for the three months ended June 30, 2016 compared to none during the 2015 period. The expenses during the period related to both the acquisition of two branches in December 2015 and the whole bank acquisition of Old Town which closed on April 1, 2016.

The net cost of operation of real estate owned increased $0.1 million, or 81.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase primarily relates to the additional holding costs related to the Old Town acquired real estate owned.

Other noninterest expense increased $0.3 million, or 25.1%, for the three months ended June 30, 2016 compared to the same period in 2015 primarily as the result of increases in directors stock-based benefits of $0.1 million as part of the 2015 Long-term Stock Incentive Plan and telecommunication expense of $0.2 million.

Income Taxes. We recorded $0.7 million of income tax expense for the three months ended June 30, 2016, compared to $17.6 million income tax benefit in the same period of 2015 discussed above. We remain focused on reducing our effective tax rate through further investments in tax-free municipal securities, BOLI and affordable housing tax credits.

We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and June 30, 2015.

General. Net income decreased $17.5 million to $2.2 million for the six months ended June 30, 2016, compared to net income of $19.7 million for the six months ended June 30, 2015. The decrease in net income for the six months ended June 30, 2016, was primarily the result of a non-cash income tax benefit resulting from the $17.4 million reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset, partially offset by a FHLB advance prepayment penalty of $1.8 million in same period in 2015. Increases in compensation of $0.8 million and merger-related expenses of $1.9 million also contributed to the decline in net income in 2016. These increases were primarily related to the Old Town acquisition, but were more than offset by increases in net interest income of $3.4 million, service charges on deposits and interchange fees of $0.2 million, and $0.1 million, respectively, also mainly attributable to the Old Town transaction.

Net Interest Income. Net interest income before provision for loan losses increased to $16.4 million for the six months ended June 30, 2016, compared to $13.0 million for the same period in 2015. The increase in net interest income was primarily the result of an increase of $2.4 million of interest and fees on loans combined with declines in interest expense on deposits of $0.4 million during the six months ended June 30, 2016 as compared to the same period in 2015.

The tax-equivalent net interest margin increased to 3.28% for the six months ended June 30, 2016 compared to 3.05% for the same period in 2015. This increase was primarily the result of increased yields on taxable loans and investments combined with declines in time deposit and FHLB advance rates for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

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

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$668,318	$15,461	4.64%	$558,488	$13,117	4.74%
Loans, tax exempt (1)	11,147	220	3.96%	4,073	88	4.35%
Investments - taxable	263,925	2,880	2.19%	250,422	2,514	2.02%
Investment tax exempt (1)	31,586	691	4.39%	7,829	233	6.01%
Interest earning deposits	35,977	90	0.50%	38,633	46	0.24%
Other investments, at cost	9,058	227	5.03%	5,424	107	3.98%

Total interest-earning assets	1,020,011	19,569	3.85%	864,869	16,105	3.76%

Noninterest-earning assets	85,553			49,462

Total assets	$1,105,564			$914,331

Interest-bearing liabilities:
Savings accounts	$36,688	$26	0.14%	$28,480	$16	0.11%
Time deposits	292,979	1,523	1.04%	313,992	1,972	1.27%
Money market accounts	213,379	331	0.31%	176,469	294	0.34%
Interest bearing transaction accounts	108,387	94	0.17%	93,365	76	0.16%
Total interest bearing deposits	651,433	1,974	0.61%	612,306	2,358	0.78%

FHLB advances	165,066	594	0.72%	72,811	388	1.07%
Junior subordinated debentures	14,433	254	3.53%	14,433	227	3.17%
Other borrowings	2,394	56	4.69%	1,980	52	5.30%

Total interest-bearing liabilities	833,326	2,878	0.69%	701,530	3,025	0.87%

Noninterest-bearing deposits	121,001			88,561

Other non interest bearing liabilities	17,440			13,681

Total liabilities	971,767			803,772
Total equity	133,797			110,559

Total liabilities and equity	$1,105,564			$914,331

Tax-equivalent net interest income		$16,691			$13,080

Net interest-earning assets (2)	$186,685			$163,339

Average interest-earning assets to interest-bearing liabilities	1.22%			1.23%

Tax-equivalent net interest rate spread (3)			3.15%			2.89%
Tax-equivalent net interest margin (4)			3.28%			3.05%

(1)	Tax exempt loans and investments are calculated giving effect to a 35% federal tax rate.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$2,618	$(274)	$2,344
Loans, tax exempt (2)	140	(8)	132
Investment - taxable	155	211	366
Investments - tax exempt (2)	537	(79)	458
Interest-earning deposits	(3)	47	44
Other investments, at cost	86	34	120

Total interest-earning assets	3,533	(69)	3,464

Interest-bearing liabilities:
Savings accounts	$5	$5	$10
Time deposits	(115)	(334)	(449)
Money market accounts	60	(23)	37
Interest bearing transaction accounts	13	5	18
FHLB advances	367	(161)	206
Junior subordinated debentures	—	27	27
Other borrowings	10	(6)	4

Total interest-bearing liabilities	340	(487)	(147)

Change in tax-equivalent net interest income	$3,193	$418	$3,611

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Net interest income before provision for loan losses increased to $16.4 million for the six months ended June 30, 2016, compared to $14.5 million for the same period in 2015. As indicated in the table above, $3.2 million of the increase is attributable to increased volume, and the remaining $0.4 million improvement is the result of improved rates mainly for time deposits and FHLB advances.

The increase in tax-equivalent net interest income of $3.2 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $109.8 million and $23.8 million, respectively, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase in average loan and investment balances was partially offset by higher average FHLB advance balances which increased $92.3 million over the same periods.

The increase in tax-equivalent net interest income of $0.4 million related to rate was primarily the result of reduced rates on time deposits and FHLB advances of 23 basis points and 35 basis points, respectively. The reduced rates on average loans of 10 basis points for the six months period ending June 30, 2016 compared to the same period in 2015 was partially offset by an increased rate on average taxable investments of 17 basis points for the same period.

Our tax-equivalent net interest rate spread increased by 26 basis points to 3.15% for the six months ended June 30, 2016 compared to 2.89% for the six months ended June 30, 2015. Our tax-equivalent net interest margin increased 23 basis points to 3.28% for the six months ended June 30, 2016, compared to 3.05% for the six months ended June 30, 2015. As mentioned above, the increases in our interest rate spread and margin were primarily a result of the increases in taxable investment yields and reduced rate on time deposits and FHLB advances.

Provision for Loan Losses. The Company continues to experience a low level of net charge-offs and non-performing assets. As such, no provision for loan losses was recorded for the six month period ended June 30, 2016. The reversal of the provision for loan losses for the same period in 2015 was the result of improved asset quality and reduced loss rates during the period.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)
Servicing income, net	$191	$105	$86
Mortgage banking	360	340	20
Gain on sale of SBA loans	618	214	404
Gain on sale of investments, net	698	287	411
Other than temporary impairment on cost method investment	—	(3)	3
Service charges on deposit accounts	781	615	166
Interchange fees	724	600	124
Bank owned life insurance	201	262	(61)
Other	401	207	194

Total	$3,974	$2,627	$1,347

The $0.1 million net increase in servicing income was primarily the result of the valuation impact of the corresponding loan servicing rights compared to the prior year period.

Gains on sales of SBA loans increased $0.4 million as a result of a larger balance of SBA loans being sold during the 2016 period as we continue to increase our SBA lending efforts.

Net gains on sales of investments increased $0.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to a significant drop in interest rates which provided for favorable market conditions for sales.

Service charges on deposit accounts and interchange fees increased $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2016, compared to the same period in 2015 primarily as a result of a focus on core deposits.

Other noninterest income increased $0.2 million for the six months ended June 30, 2016, compared to the same period in 2015 primarily as a result of increases in trading securities revenue.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)

Compensation and employee benefits	$8,267	$7,514	$753
Net occupancy	1,651	1,433	218
Federal Home Loan Bank prepayment penalty	—	1,762	(1,762)
Marketing and advertising	502	237	265
Federal deposit insurance	360	563	(203)
Professional and advisory	505	511	(6)
Data processing	751	562	189
Merger-related expenses	1,916	—	1,916
Net cost of operation of real estate owned	496	332	164
Other	2,144	1,843	301

Total noninterest expenses	$16,592	$14,757	$1,835

Compensation and employee benefits increased $0.8 million, or 10.0%, for the six months ended June 30, 2016 as compared to the same period in 2015. This additional expense is related to increases in our number of employees primarily as a result of the addition of three new branches and the Old Town acquisition, annual raises, employee benefits, incentives and commissions.

During the second quarter of 2015, we prepaid a $15.0 million FHLB advance and incurred a prepayment penalty of $1.8 million.

Marketing and advertising expenses increased $0.3 million for the six months ended June 30, 2016 as compared to the same period in 2015. The increase is primarily the result of rebranding costs related to the Old Town acquisition.

FDIC deposit insurance decreased $0.2 million, or 36.1%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of a reduction in our assessment rates due to an improving risk profile.

Merger-related expenses of $1.9 million related primarily to the Old Town acquisition on April 1, 2016.

Other noninterest expense increased $0.7 million, or 35.2%, for the three months ended June 30, 2016 compared to the same period in 2015 primarily as the result of increases in directors stock-based benefits of $0.1 million as part of the 2015 Long-term Stock Incentive Plan, telecommunication expense of $0.1 million, and data processing expense of $0.2 million.

Income Taxes. We recorded a $1.5 million income tax expense for the six months ended June 30, 2016 compared to a $17.4 million income tax benefit for the six months ended June 30, 2015. As mentioned above, the reversal of $17.6 million in deferred tax asset valuation allowance resulted in the tax benefit for the six months ended June 30, 2015. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At June 30, 2016, cash and cash equivalents totaled $57.9 million. Included in this total was $43.6 million held at FRB and $2.3 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(14,897)	$(14,950)
Proceeds from loans originated for sale	16,923	16,630

Investing activities:
Purchases of investments	$(103,802)	$(90,592)
Maturities and principal repayments of investments	25,510	31,890
Sales of investments	74,959	25,707
Net increase in loans	(33,452)	(25,339)
Purchase of loans	—	(20,369)
Net cash paid in business combinations	(5,912)	—

Financing activities:
Net increase (decrease) in deposits	$23,026	$(11,264)
Proceeds from FHLB advances	40,000	100,500
Repayment of FHLB advances	9,025	(40,000)
Repurchase of common stock	(1,390)	—

At June 30, 2016, we had $52.0 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $94.2 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of June 30, 2016.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of June 30, 2016:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$207,638	$193,500	$14,138
Unpledged Marketable Securities	322,241	128,273	193,968
FRB	40,876	—	40,876
	$570,755	$321,773	$248,982

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

Beginning on January 1, 2016, the Company and its subsidiary bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2016 is common equity equal to .625% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at June 30, 2016 and pre-existing rules at December 31, 2015.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Tier 1 Leverage Capital	$133,223	11.56%	$46,114	>4%	$57,642	>5%
Common Equity Tier 1 Capital	$133,223	17.06%	$35,133	>4.5%	$50,747	>6.5%
Tier 1 Risk-based Capital	$133,223	17.06%	$46,844	>6%	$62,458	>8%
Total Risk-based Capital	$142,248	18.22%	$62,458	>8%	$78,073	>10%

As of December 31, 2015:
Tier 1 Leverage Capital	$118,251	12.05%	$39,270	>4%	$49,087	>5%
Common Equity Tier 1 Capital	$118,251	18.07%	$29,443	>4.5%	$42,529	>6.5%
Tier 1 Risk-based Capital	$118,251	18.07%	$39,257	>6%	$52,343	>8%
Total Risk-based Capital	$126,524	19.34%	$52,343	>8%	$65,429	>10%

The Company exceeded its regulatory capital ratios at June 30, 2016 and December 31, 2015, as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Tier I Leverage Capital	$136,548	11.84%	$46,135	>4%
Common Equity Tier 1 Capital	$126,053	16.13%	$35,171	>4.5%
Tier I Risk-based Capital	$145,572	17.47%	$46,895	>6%
Total Risk Based Capital	$145,572	18.63%	$62,527	>8%

As of December 31, 2015:
Tier I Leverage Capital	$136,063	13.85%	$39,291	>4%
Common Equity Tier 1 Capital	$128,007	19.55%	$29,468	>4.5%
Tier I Risk-based Capital	$136,063	20.78%	$39,291	>6%
Total Risk Based Capital	$144,343	22.04%	$52,388	>8%

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

We have taken the following steps to reduce our interest rate risk:

●	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

●	limited the fixed rate period on loans within our portfolio;

●	utilized our securities portfolio for positioning based on projected interest rate environments;

●	priced certificates of deposit to encourage customers to extend to longer terms;

●	increased our level of variable-rate investments and loans;

●	utilized FHLB advances for positioning; and

●	engaged in an interest rate swap to hedge interest expense related to the junior subordinated debt.

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

The table below reflects the impact of an immediate change in interest rates in 100 basis point increments on Pretax Net Interest Income (NII) and Economic Value of Equity (EVE).

	June 30, 2016		December 31, 2015
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	4.7	(4.6)	4.9	(14.5)
+300	3.5	(3.7)	3.5	(11.6)
+200	2.2	(2.9)	2.0	(9.1)
+100	0.8	(2.2)	0.8	(5.9)
-	—	—	—	—
-100	(4.8)	3.5	(2.5)	10.7

The results from the rate shock analysis on NII are consistent with having a slightly asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 2.2% increase in NII as of June 30, 2016 as compared to a 2.0% increase in NII as of December 31, 2015, suggesting that the Company’s exposure to the benefit of rising interest rates has increased slightly since December 31, 2015. The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased from December 31, 2015 to June 30, 2016. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 2.9% in EVE as of June 30, 2016 as compared to a 9.1% decrease in EVE as of December 31, 2015.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended June 30, 2016.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2015 Annual Report on Form 10-K as filed with the SEC on March 15, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock through January 27, 2017. The authorization represented approximately 5% of the Company’s shares outstanding as of December 31, 2015. There is no guarantee as to the number of shares that will be repurchased. The stock repurchase program may be extended, suspended, or discontinued at any time without notice at the Company’s discretion.

The table below sets forth information regarding the Company’s common stock repurchases during the six months ended June 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	—	—
February 1, 2016 to February 29, 2016	40,621	$17.04	40,621	286,697
March 1, 2016 to March 31, 2016	33,382	$17.70	33,382	253,315
April 1, 2016 to April 30, 2016	5,997	$17.65	5,997	247,318
May 1, 2016 to May 31, 2016	—	$—	—	247,318
June 1, 2016 to June 30, 2016	—	$—	—	247,318
Total year-to-date 2016	80,000	$17.42	80,000	247,318

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current report on Form 8-k, filed with the SEC on November 16, 2014. (SEC File No. 001-35302)

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015. (SEC File No. 001-35302)

10.11	Tax Benefits Preservation Plan, dated as of November 16, 2015, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015. (SEC File No. 001-35302)

10.12	Macon Bank, Inc. Long-Term Capital Appreciation Plan, as amended and restated, dated December 15, 2004, incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302)

10.13	First Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated December 10, 2008, incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302)

10.14	Second Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated March 16, 2011, incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302)

10.15	Third Amendment to the Macon Bank, Inc. Amended and Restated long-Term Capital Appreciation Plan, dated February 26, 2015, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2016	Entegra Financial Corp.

(Registrant)

	By:	/s/ David A. Bright
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