Form 10-Q
period 2016-09-30
Entegra Financial Corp.
filed 2016-11-08
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 8, 2016, 6,441,807 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$11,674	$8,421
Interest-earning deposits	50,355	32,229
Cash and cash equivalents	62,029	40,650

Investments - trading	5,133	4,714
Investments - available for sale	322,710	238,862
Investments - held to maturity (fair value of $41,812 at December 31, 2015)	—	41,164
Other investments, at cost	11,436	8,834
Loans held for sale	8,428	8,348
Loans receivable	727,403	624,072
Allowance for loan losses	(9,104)	(9,461)
Fixed assets, net	20,442	17,673
Real estate owned	4,624	5,369
Interest receivable	4,309	3,554
Bank owned life insurance	31,169	20,858
Net deferred tax asset	15,375	18,830
Loan servicing rights	2,426	2,344
Goodwill	2,055	711
Core deposit intangible	1,019	590
Other assets	8,918	4,304

Total assets	$1,218,372	$1,031,416

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$837,278	$716,617
Federal Home Loan Bank advances	208,500	153,500
Junior subordinated notes	14,433	14,433
Other borrowings	2,620	2,198
Post employment benefits	10,249	10,224
Accrued interest payable	244	213
Other liabilities	6,844	2,762
Total liabilities	1,080,168	899,947

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,466,375 and 6,546,375 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock held by Rabbi Trust, at cost; 14,000 shares at September 30, 2016 and December 31, 2015	(279)	(279)
Additional paid in capital	62,987	63,722
Retained earnings	73,786	69,762
Accumulated other comprehensive gain (loss)	1,710	(1,736)
Total shareholders’ equity	138,204	131,469

Total liabilities and shareholders’ equity	$1,218,372	$1,031,416

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$8,424	$6,824	$23,885	$19,941
Interest on tax exempt loans	99	40	242	98
Taxable securities	1,294	1,345	4,174	3,859
Tax-exempt securities	432	104	881	258
Interest-earning deposits	62	13	152	59
Other	133	75	360	182
Total interest and dividend income	10,444	8,401	29,694	24,397

Interest expense:
Deposits	1,007	1,014	2,981	3,372
Federal Home Loan Bank advances	371	203	965	591
Junior subordinated notes	140	115	394	342
Other borrowings	29	28	85	80
Total interest expense	1,547	1,360	4,425	4,385

Net interest income	8,897	7,041	25,269	20,012

Provision for loan losses	100	—	100	(1,500)
Net interest income after provision for loan losses	8,797	7,041	25,169	21,512

Noninterest income:
Servicing income, net	72	128	263	233
Mortgage banking	387	284	747	624
Gain on sale of SBA loans	124	467	742	681
Gain on sale of investments, net	407	35	1,105	322
Service charges on deposit accounts	370	291	1,151	906
Interchange fees	385	339	1,109	939
Bank owned life insurance	110	115	311	343
Other	211	164	612	368
Total noninterest income	2,066	1,823	6,040	4,416

Noninterest expenses:
Compensation and employee benefits	4,471	3,527	12,738	11,007
Net occupancy	929	734	2,580	2,167
Federal Home Loan Bank prepayment penalty	—	—	—	1,762
Marketing and advertising	309	130	811	367
Federal deposit insurance	108	179	468	742
Professional and advisory	208	275	713	786
Data processing	406	310	1,157	872
Merger-related expenses	107	20	2,023	20
Net cost of operation of real estate owned	167	171	663	503
Other	1,137	868	3,281	2,711
Total noninterest expenses	7,842	6,214	24,434	20,937

Income before taxes	3,021	2,650	6,775	4,991

Income tax expense (benefit)	1,221	485	2,751	(16,894)

Net income	$1,800	$2,165	$4,024	$21,885

Earnings per common share:
Basic	$0.28	$0.33	$0.62	$3.34
Diluted	$0.28	$0.33	$0.62	$3.34
Weighted average common shares outstanding:
Basic	6,466,375	6,546,375	6,483,535	6,546,375
Diluted	6,484,226	6,546,375	6,500,198	6,546,375

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$1,800	$2,165	$4,024	$21,885

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(1,390)	2,172	5,115	2,020
Reclassification adjustment for securities gains realized in net income	(407)	(35)	(1,105)	(322)
Amortization of unrealized loss on securities transferred to held to maturity	324	163	894	705
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	33	95	328	149
Change in unrealized holding gains and losses on cash flow hedge	95	—	50	—
Other comprehensive income (loss), before tax	(1,345)	2,395	5,282	2,552
Income tax effect related to items of other comprehensive income (loss)	548	(867)	(1,836)	(921)
Other comprehensive income (loss), after tax	(797)	1,528	3,446	1,631

Comprehensive income	$1,003	$3,693	$7,470	$23,516

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2016 and 2015
(Dollars in thousands)

	Common Stock				Accumulated
			Additional Paid in	Retained	Other Comprehensive	Common Stock held by
	Shares	Amount	Capital	Earnings	Income (Loss)	Rabbi Trust	Total
Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$—	$107,319

Net income	—	—	—	21,885	—	—	21,885
Other comprehensive income, net of tax	—	—	—	—	1,631	—	1,631
Balance, September 30, 2015	6,546,375	$—	$63,651	$67,822	$(638)	$—	$130,835

Balance, December 31, 2015	6,546,375	$—	$63,722	$69,762	$(1,736)	$(279)	$131,469

Net income	—	—	—	4,024	—	—	4,024
Other comprehensive income, net of tax	—	—	—	—	3,446	—	3,446
Stock compensation expense	—	—	655	—	—	—	655
Repurchase of common stock	(80,000)	—	(1,390)	—	—	—	(1,390)
Balance, September 30, 2016	6,466,375	$—	$62,987	$73,786	$1,710	$(279)	$138,204

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,024	$21,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and leasehold amortization	918	744
Security amortization, net	1,485	1,536
Trading account income	(271)	—
Provision for loan losses	100	(1,500)
Provision for real estate owned	575	250
Amortization of core deposit intangible	101	—
Share-based compensation	655	—
Deferred income tax expense (benefit)	2,250	(16,744)
Net decrease in deferred loan fees	(189)	(182)
Gain on sales of securities available for sale	(1,105)	(322)
Other than temporary impairment on cost method investment	—	3
Income on bank owned life insurance, net	(311)	(331)
Mortgage banking income, net	(747)	(624)
Gain on sales of SBA loans	(742)	(681)
Net realized gain on sale of real estate owned	(182)	(67)
Loans originated for sale	(38,402)	(23,229)
Proceeds from sale of loans originated for sale	39,811	30,524
Net change in operating assets and liabilities:
Interest receivable	(203)	(441)
Loan servicing rights	(82)	(131)
Other assets	102	(938)
Postemployment benefits	25	317
Accrued interest payable	1	(118)
Other liabilities	2,187	1,324
Net cash provided by operating activities	$10,000	$11,275

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(152,034)	$(98,117)
Maturities/calls and principal repayments	28,514	46,492
Sales	115,328	33,848
Net increase in loans	(40,859)	(40,579)
Purchased loans	—	(22,394)
Proceeds from sale of real estate owned	1,973	1,213
Real estate owned capitalized costs	—	(51)
Purchase of fixed assets	(295)	(2,984)
Purchase of bank owned life insurance	(10,000)	—
Disposal of real estate held for investment	—	2,430
Purchase of other investments, at cost	(2,048)	(3,311)
Redemptions of other investments, at cost	—	150
Net cash paid in business combination	(5,912)	—
Net cash used in investing activities	$(65,333)	$(83,303)
Cash flows from financing activities:
Net increase (decrease) in deposits	$30,880	$(20,947)
Net increase in escrow deposits	1,247	903
Proceeds from FHLB advances	55,000	170,600
Repayment of FHLB advances	(9,025)	(95,100)
Repurchase of common stock	(1,390)	—
Net cash provided by financing activities	$76,712	$55,456

Increase(decrease) in cash and cash equivalents	21,379	(16,572)

Cash and cash equivalents, beginning of period	$40,650	$58,982

Cash and cash equivalents, end of period	$62,029	$42,410

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$4,597	$4,503
Acquisitions
Assets acquired	$110,020	$—
Liabilities assumed	97,878	—
Net assets	$12,142	$—

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$698	$3,030
Loans originated for disposition of real estate owned	—	810
Purchased loans and investments to be settled	257	4,913
Transfer held to maturity investment securities to available for sale investments securities	30,368	—

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Entegra Services, Inc., which was inactive as of September 30, 2016. The consolidated financials are presented in these financial statements.

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

In June 2016, the FASB issued amendments to Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. Thereby, providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES

The Company’s held-to-maturity investment portfolio was transferred to available for sale during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as held to maturity for two years from the date of the transfer.

The amortized cost and estimated fair values of securities available for sale as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$12,088	$85	$—	$12,173
Municipal securities	124,939	2,110	(227)	126,822
Mortgage-backed securities	163,745	1,500	(585)	164,660
U.S. Treasury securities	2,501	49	—	2,550
Corporate debt securities	15,766	152	(32)	15,886
Mutual funds	612	7	—	619
	$319,651	$3,903	$(844)	$322,710

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$25,633	$123	$(36)	$25,720
Municipal securities	39,751	311	(204)	39,858
Mortgage-backed securities	172,327	276	(1,429)	171,174
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	602	—	(2)	600
	$239,813	$720	$(1,671)	$238,862

The amortized cost and estimated fair values of securities held to maturity (“HTM”) as of December 31, 2015 is summarized as follows:

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$15,877	$645	$(23)	$16,499
Municipal securities	12,428	199	(93)	12,534
Mortgage-backed securities	4,834	4	(62)	4,776
U.S. Treasury securities	1,002	—	(7)	995
Corporate debt securities	7,023	25	(40)	7,008
	$41,164	$873	$(225)	$41,812

Information pertaining to the activity for the three and nine month periods ended September 30, 2016 and 2015 of unrealized losses related to HTM securities (before the impact of income taxes) previously recognized in accumulated other comprehensive income (“AOCI”) is summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning unrealized loss related to HTM securities previously recognized in AOCI	$333	$1,345	$903	$1,887
Amortization of unrealized losses on HTM securities previously recognized in AOCI	(8)	(163)	(578)	(705)
Reduction from transfers to AFS	(325)	—	(325)	—

Ending unrealized loss in AOCI related to HTM securities previously recognized in AOCI	$—	$1,182	$—	$1,182

The increase in amortization during the three months ended September 30, 2016 was due to transfer of HTM securities to AFS.

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale:
Municipal securities	$16,075	$217	$985	$10	$17,060	$227
Mortgage-backed securities	52,271	413	14,315	172	66,586	585
Corporate debt securities	4,565	32	—	—	4,565	32
	$72,911	$662	$15,300	$182	$88,211	$844

	December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$5,705	$23	$—	$—	$5,705	$23
Municipal securities	4,365	93	—	—	4,365	93
Mortgage-backed securities	2,693	62	—	—	2,693	62
U.S. Treasury securities	995	7	—	—	995	7
Corporate debt securities	4,911	40	—	—	4,911	40
	$18,669	$225	$—	$—	$18,669	$225

Available for Sale:
U.S. government agencies	$13,317	$36	$—	$—	$13,317	$36
Municipal securities	18,769	176	947	28	19,716	204
Mortgage-backed securities	102,419	926	20,905	503	123,324	1,429
Mutual funds	600	2	—	—	600	2
	$135,105	$1,140	$21,852	$531	$156,957	$1,671

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of September 30, 2016 and December 31, 2015 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	September 30, 2016
	Less Than 12 Months	More Than 12 Months	Total
Municipal securities	13	2	15
Mortgage-backed securities	29	12	41
Corporate debt securities	5	—	5
	47	14	61

	December 31, 2015
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	13	—	13
Municipal securities	51	2	53
Mortgage-backed securities	71	15	86
U.S. Treasury securities	1	—	1
Corporate debt securities	9	—	9
Mutual funds	1	—	1
	146	17	163

For the three and nine months ended September 30, 2016 and 2015 the Company had proceeds from sales of securities available for sale and their corresponding gross realized gains and losses as detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Gross proceeds	$39,619	$7,941	$115,328	$33,848
Gross realized gains	407	35	1,139	342
Gross realized losses	—	—	34	20

The Company had securities pledged against deposits and borrowings of approximately $138.7 million and $69.6 million at September 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2016, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$3,889	$3,904
Over 1 year through 5 years	18,034	18,286
After 5 years through 10 years	29,095	29,458
Over 10 years	104,888	106,402
	155,906	158,050
Mortgage-backed securities	163,745	164,660

Total	$319,651	$322,710

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

On April 1, 2016, the Bank acquired Old Town Bank of Waynesville, North Carolina. In connection with the acquisition, the Bank acquired $110.0 million of assets and assumed $97.9 million of liabilities. Total consideration transferred was $13.5 million of cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $1.3 million, none of which is deductible for tax purposes. Loans purchased with evidence of credit impairment were not material.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values, and are summarized in the table below (in thousands.)

	As recorded by	Fair Value	As recorded by
	Old Town Bank	Adjustments (1)	the Company
Assets
Cash and cash equivalents	$7,573	$—	$7,573
Investments	30,882	246	31,128
Loans	64,573	272	64,845
Fixed assets	3,414	(22)	3,392
Interest receivable	552	—	552
Core deposit intangible	—	530	530
Other real estate owned	880	43	923
Deferred tax asset	259	186	445
Other assets	938	(306)	632
Total assets acquired	$109,071	$949	$110,020

Liabilities
Deposits	$88,059	$648	$88,707
FHLB advances	9,000	25	9,025
Accrued Interest payable	30	—	30
Other liabilities	125	(9)	116
Total liabilities assumed	97,214	664	97,878

Excess of assets acquired over liabilities assumed	$11,857	$285	$12,142
Purchase price			13,486
Goodwill			$1,344

(1)	Fair values are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available. In particular, the fair value of collateral dependent loans and other real estate owned may change to the extent that the Company receives updated appraisals indicating changes in valuation assumptions at acquisition.

NOTE 4. LOANS RECEIVABLE

Loans receivable as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$271,358	$248,633
Commercial real estate	283,521	214,413
Home equity loans and lines of credit	50,844	53,446
Residential construction	16,962	7,848
Other construction and land	59,136	57,316
Total real estate loans	681,821	581,656

Commercial and industrial	43,397	41,046
Consumer	4,382	3,639
Total commercial and consumer	47,779	44,685

Loans receivable, gross	729,600	626,341

Less: Net deferred loan fees	(805)	(1,388)
Unamortized premium	707	557
Unamortized discount	(2,099)	(1,438)

Loans receivable, net	$727,403	$624,072

The Bank had $130.1 million and $119.5 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2016 and December 31, 2015, respectively. The Bank also had $86.9 million and $88.4 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2016 and December 31, 2015, respectively.

Included in loans receivable and other borrowings at September 30, 2016 are $2.6 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on purchased loans for the three and nine month periods ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015

Discount on purchased loans, beginning of period	$2,295	$1,499	$1,438	$1,487
Additional discount for new purchases	—	—	1,092	484
Accretion	(196)	(73)	(431)	(250)
Discount applied to charge-offs	—	—	—	(295)
Discount on purchased loans, end of period	$2,099	$1,426	$2,099	$1,426

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended September 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,679	$3,379	$887	$175	$1,064	$530	$226	$8,940
Provision	(376)	494	(137)	(60)	(95)	79	195	100
Charge-offs	(19)	—	(28)	—	(44)	(52)	(146)	(289)
Recoveries	27	170	44	—	28	13	71	353
Ending balance	$2,311	$4,043	$766	$115	$953	$570	$346	$9,104

	Three Months Ended September 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,260	$2,607	$1,080	$344	$1,666	$680	$814	$9,451
Provision	272	325	37	(105)	(292)	(213)	(24)	—
Charge-offs	(13)	—	(22)	—	(28)	—	(16)	(79)
Recoveries	108	—	1	1	50	19	82	261
Ending balance	$2,627	$2,932	$1,096	$240	$1,396	$486	$856	$9,633

	Nine Months Ended September 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	(83)	1,081	(351)	(195)	(78)	(106)	(168)	100
Charge-offs	(117)	(431)	(158)	—	(481)	(62)	(172)	(1,421)
Recoveries	56	172	178	32	112	135	279	964
Ending balance	$2,311	$4,043	$766	$115	$953	$570	$346	$9,104

	Nine Months Ended September 30, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(335)	93	128	(273)	(1,642)	150	379	(1,500)
Charge-offs	(251)	(45)	(391)	—	(114)	(1)	(36)	(838)
Recoveries	230	167	26	3	216	29	228	899
Ending balance	$2,627	$2,932	$1,096	$240	$1,396	$486	$856	$9,633

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	September 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$219	$99	$4	$—	$164	$28	$—	$514
Collectively evaluated for impairment	2,092	3,945	762	115	789	541	346	8,590
	$2,311	$4,044	$766	$115	$953	$569	$346	$9,104

Loans Receivable
Individually evaluated for impairment	$3,838	$9,098	$313	$—	$1,737	$307	$—	$15,293
Collectively evaluated for impairment	267,520	274,423	50,531	16,962	57,399	43,090	4,382	714,307
	$271,358	$283,521	$50,844	$16,962	$59,136	$43,397	$4,382	$729,600

	December 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$344	$61	$6	$—	$61	$38	$—	$510
Collectively evaluated for impairment	2,111	3,160	1,091	278	1,339	565	407	8,951
	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461

Loans Receivable
Individually evaluated for impairment	$6,315	$9,013	$313	$—	$1,509	$318	$—	$17,468
Collectively evaluated for impairment	242,318	205,400	53,133	7,848	55,807	40,728	3,639	608,873
	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

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

The following tables present the recorded investment in gross loans by loan grade:

September 30, 2016
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$9,409	$—	$—	$—	$1,738	$—	$11,147
2	—	4,327	—	—	—	1,476	—	5,803
3	28,434	22,512	1,593	524	1,542	2,703	—	57,308
4	73,505	131,459	3,569	10,271	20,998	25,384	52	265,238
5	26,155	93,023	3,615	2,051	18,260	11,221	333	154,658
6	2,695	12,981	—	170	2,467	269	—	18,582
7	1,730	8,263	—	—	1,313	452	—	11,758
	$132,519	$281,974	$8,777	$13,016	$44,580	$43,243	$385	$524,494

Ungraded Loan Exposure:

Performing	$137,779	$1,547	$41,951	$3,730	$14,502	$154	$3,997	$203,660
Nonperforming	1,060	—	116	216	54	—	—	1,446
Subtotal	$138,839	$1,547	$42,067	$3,946	$14,556	$154	$3,997	$205,106

Total	$271,358	$283,521	$50,844	$16,962	$59,136	$43,397	$4,382	$729,600

December 31, 2015
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$65	$—	$—	$—	$10,336	$—	$10,401
2	—	4,446	—	—	—	99	—	4,545
3	18,518	11,396	1,358	525	1,479	1,734	—	35,010
4	46,942	74,542	1,961	2,036	13,850	18,586	1	157,918
5	33,886	97,469	6,648	1,347	22,864	9,274	592	172,080
6	2,903	13,171	—	1,106	1,718	297	—	19,195
7	3,335	13,106	—	—	579	458	—	17,478
	$105,584	$214,195	$9,967	$5,014	$40,490	$40,784	$593	$416,627

Ungraded Loan Exposure:

Performing	$141,771	$218	$43,158	$2,834	$16,707	$262	$3,046	$207,996
Nonperforming	1,278	—	321	—	119	—	—	1,718
Subtotal	$143,049	$218	$43,479	$2,834	$16,826	$262	$3,046	$209,714

Total	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment in gross loans of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$4,865	$379	$510	$5,754	$265,604	$271,358
Commercial real estate	3,088	128	2,293	5,509	278,012	283,521
Home equity and lines of credit	240	25	116	381	50,463	50,844
Residential construction	—	171	216	387	16,575	16,962
Other construction and land	156	—	905	1,061	58,075	59,136
Commercial	125	16	—	141	43,256	43,397
Consumer	5	1	—	6	4,376	4,382
Total	$8,479	$720	$4,040	$13,239	$716,361	$729,600

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$5,610	$1,260	$1,205	$8,075	$240,558	$248,633
Commercial real estate	1,585	—	605	2,190	212,223	214,413
Home equity and lines of credit	369	38	322	729	52,717	53,446
Residential construction	—	—	—	—	7,848	7,848
Other construction and land	208	397	138	743	56,573	57,316
Commercial	625	—	—	625	40,421	41,046
Consumer	12	4	—	16	3,623	3,639
Total	$8,409	$1,699	$2,270	$12,378	$613,963	$626,341

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$2,337	$2,391	$—	$4,289	$4,403	$—
Commercial real estate	7,348	8,979	—	7,226	8,809	—
Home equity and lines of credit	213	328	—	213	328	—
Residential construction	—	—	—	—	—	—
Other construction and land	815	917	—	658	818	—
Commercial	—	—	—	—	—	—
	$10,713	$12,615	$—	$12,386	$14,358	$—

Loans with a valuation allowance
One-to four-family residential	$1,500	$1,500	$219	$2,026	$2,026	$344
Commercial real estate	1,751	1,751	99	1,787	1,787	61
Home equity and lines of credit	100	100	4	100	100	6
Residential construction	—	—	—	—	—	—
Other construction and land	922	1,017	164	851	851	61
Commercial	307	307	28	318	318	38
	$4,580	$4,675	$514	$5,082	$5,082	$510

Total
One-to four-family residential	$3,837	$3,891	$219	$6,315	$6,429	$344
Commercial real estate	9,099	10,730	99	9,013	10,596	61
Home equity and lines of credit	313	428	4	313	428	6
Residential construction	—	—	—	—	—	—
Other construction and land	1,737	1,934	164	1,509	1,669	61
Commercial	307	307	28	318	318	38
	$15,293	$17,290	$514	$17,468	$19,440	$510

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$2,391	$23	$3,941	$45	$2,415	$70	$4,215	$127
Commercial real estate	8,978	29	8,330	79	9,036	86	8,374	257
Home equity and lines of credit	328	2	213	6	328	7	213	7
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	917	7	674	8	926	20	680	22
Commercial	—	—	—	—	—	—	—	—
	$12,614	$61	$13,158	$138	$12,705	$183	$13,482	$413

Loans with a valuation allowance
One-to four-family residential	$1,500	$17	$2,648	$22	$1,518	$51	$3,190	$66
Commercial real estate	1,752	20	1,805	20	1,769	60	1,813	61
Home equity and lines of credit	100	1	100	1	100	3	100	3
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	1,017	9	1,043	11	1,032	26	1,843	31
Commercial	307	4	322	5	313	14	325	14
	$4,676	$51	$5,918	$59	$4,732	$154	$7,271	$175

Total
One-to four-family residential	$3,891	$40	$6,589	$67	$3,933	$121	$7,405	$193
Commercial real estate	10,730	49	10,135	99	10,805	146	10,187	318
Home equity and lines of credit	428	3	313	7	428	10	313	10
Residential construction	—	—	—	—	—	—	—	—
Other construction and land	1,934	16	1,717	19	1,958	46	2,523	53
Commercial	307	4	322	5	313	14	325	14
	$17,290	$112	$19,076	$197	$17,437	$337	$20,753	$588

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of September 30, 2016 and December 31, 2015. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)

One-to four-family residential	$1,245	$2,893
Commercial real estate	4,334	3,628
Home equity loans and lines of credit	114	320
Other construction and land	1,393	384
Commercial	45	55
Consumer	—	—
Non-performing loans	$7,131	$7,280

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	September 30, 2016
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$3,583	$210	$3,793
Commercial real estate	4,356	2,404	6,760
Home equity and lines of credit	313	—	313
Other construction and land	1,394	210	1,604
Commercial	307	7	314

	$9,953	$2,831	$12,784

	December 31, 2015
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$4,182	$211	$4,393
Commercial real estate	5,134	2,922	8,056
Home equity and lines of credit	313	—	313
Residential construction	—	—	—
Other construction and land	1,259	250	1,509
Commercial	318	12	330

	$11,206	$3,395	$14,601

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the tables below:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	—	$—	$—	—	$—	$—
	—	$—	$—	—	$—	$—

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	—	$—	$—	1	$1,988	$1,693
	—	$—	$—	1	$1,988	$1,693

There were no TDRs that defaulted during the three month and nine month periods ending September 30, 2016 and 2015 and which were modified as TDRs within the previous 12 months.

NOTE 6. REAL ESTATE OWNED

The following tables summarize real estate owned and changes in the valuation allowance for real estate owned as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015.

	September 30	December 31,
(Dollars in thousands)	2016	2015

Real estate owned, gross	$6,019	$6,741
Less: Valuation allowance	1,395	1,372

Real estate owned, net	$4,624	$5,369

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Valuation allowance, beginning	$1,356	$1,558	$1,372	$1,760
Provision charged to expense	67	80	575	171
Reduction due to disposal	(28)	(89)	(552)	(382)

Valuation allowance, ending	$1,395	$1,549	$1,395	$1,549

As of September 30, 2016 and December 31, 2015, the Company had $0.5 million and $0.7 million, respectively, in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. The Company had $1.4 million of residential real estate properties included in real estate owned as of September 30, 2016 and December 31, 2015.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015.

	As of and for the				As of and for the
	Nine Months Ended September 30,				Year Ended December 31,
	2016		2015		2015
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$142,174	$—	$100,413	$—	$121,062	$—
Interest-bearing demand	115,874	127	101,182	108	103,198	136
Money Market	240,990	548	170,995	425	180,377	558
Savings	38,476	38	31,468	24	35,838	33
Time Deposits	299,764	2,268	279,015	2,815	276,142	3,607
	$837,278	$2,981	$683,073	$3,372	$716,617	$4,334

NOTE 8. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated:

	September 30, 2016		December 31, 2015
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2016	$105,000	0.59%	$130,000	0.49%
2017	78,000	0.74%	8,000	1.23%
2018	12,000	0.91%	2,000	1.25%
2019	12,500	1.82%	12,500	1.82%
2020	1,000	1.78%	1,000	1.78%
	$208,500	0.75%	$153,500	0.65%

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

		Fair Value
		September 30,	December 31,
	Balance Sheet Location	2016	2015
Designated as hedges:
Cash flow hedge of borrowings - interest rate swap	Other assets	$67	$—
Total		$67	$—

Cash flow hedge of borrowings - interest rate swap	Other liabilities	$17	$—
Total		$17	$—

Not designated as hedges:
Mortgage banking - loan commitment	Other assets	$58	$30
Mortgage banking - forward sales commitment	Other assets	23	15
Total		$81	$45

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

The Company’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. At September 30, 2016, the Company had one interest rate swap with a notional amount of $14.0 million that was designated as a cash flow hedge of the interest expense on junior subordinated notes. Also at September 30, 2016 the Company had one interest rate swap with a notional amount of $15.0 million that was designated as a cash flow hedge of the interest expense on variable rate FHLB advances. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the four year life of the junior subordinated note interest rate swap agreement and the two year life of the FHLB interest rate swap agreement without exchange of the underlying notional amounts.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on the Company’s LIBOR based variable-rate junior subordinated debt and LIBOR based FHLB advance.

The table below presents the effect of the Company’s cash flow hedge on the Consolidated Statement of Income (in thousands).

	Amount of Gain(Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain(Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)

	September 30,	December 31,		For the three and nine months ended September 30,
	2016	2015	Location	2016	2015
Interest rate swap	$32	$—	Interest Expense	$12	$—

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

As of September 30, 2016 and December 31, 2015, $0.3 million and $0.6 million in valuation allowance related to net deferred tax assets on investment securities remains in accumulated other comprehensive income. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 1.5 years.

The components of net deferred taxes as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss	$9,535	$10,750
Allowance for loan losses	3,165	3,557
Deferred compensation and post employment benefits	3,396	3,498
North Carolina net operating loss	624	988
Valuation reserve for other real estate	516	516
Non-accrual interest	372	286
Tax credits and other carryforwards	376	197
Deferred gains	287	154
Unrealized losses on securities	—	697
Loan basis difference	235	—
Deposit premium	186	—
Other	769	421
Gross deferred tax assets	19,461	21,064

Deferred tax liabilities:
Fixed assets	416	499
Loan servicing rights	897	881
Deferred loan costs	996	708
Prepaid expenses	30	146
Unrealized gains on securities	1,149	—
Other	598	—
Total deferred tax liabilities	4,086	2,234

Net deferred tax asset	$15,375	$18,830

On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things. Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate was to be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on state income tax revenues announced by the North Carolina Governor’s Office on August 2, 2016, the revenue target for the fiscal year ended June 30, 2016 was met, resulting in a reduction of the state income tax rate to 3% effective January 1, 2017. As a result, the Company recorded a $0.4 million reduction in the net deferred tax asset as of September 30, 2016.

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

(Dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Numerator:
Net income	$1,800	$4,024
Denominator:
Weighted-average common shares outstanding - basic	6,466,375	6,483,535
Effect of dilutive shares	17,851	16,663
Weighted-average common shares outstanding - diluted	6,484,226	6,500,198

Earnings per share - basic	$0.28	$0.62
Earnings per share - diluted	$0.28	$0.62

(Dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Numerator:
Net income	$2,165	$21,885
Denominator:
Weighted-average common shares outstanding - basic	6,546,375	6,546,375
Effect of dilutive shares	—	—
Weighted-average common shares outstanding - diluted	6,546,375	6,546,375

Earnings per share - basic	$0.33	$3.34
Earnings per share - diluted	$0.33	$3.34

For the three and nine months ended September 30, 2016, all of the 411,500 outstanding stock options remain anti-dilutive and have not been included in calculating diluted earnings per share. There were no stock options outstanding during the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2016, all of the 178,300 outstanding restricted stock units were dilutive and included in calculating diluted earnings per share. There were no restricted stock units outstanding during the nine months ended September 30, 2015.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three and Nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on Investment Securities	Cash flow hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$3,030	$(211)	$(284)	$(28)	$2,507

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	33	—	33
Change in net unrealized holding gains and losses on securities available for sale	(1,390)	—	—	—	(1,390)
Reclassification adjustment for net securities gains realized in net income	(407)	—	—	—	(407)
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	324	—	—	324
Change in unrealized holding loss on cash flow hedge	—	—	—	95	95
Income tax effect	696	(113)	—	(35)	548

Balance, end of period	$1,929	$—	$(251)	$32	$1,710

	Three Months Ended September 30, 2015
	(Dollars in thousands)
Balance, beginning of period	$(512)	$(840)	$(814)	$—	$(2,166)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities	—	—	95	—	95
Change in unrealized holding gains and losses on securities available for sale	2,172	—	—	—	2,172
Reclassification adjustment for net securities gains realized in net income	(35)	—	—	—	(35)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	163	—	—	163
Income tax effect	(807)	(60)	—	—	(867)

Balance, end of period	$818	$(737)	$(719)	$—	$(638)

	Nine Months Ended September 30, 2016
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on Investment Securities	Cash flow hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(594)	$(563)	$(579)	$—	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	328	—	328
Change in net unrealized holding gains and losses on securities available for sale	5,115	—	—	—	5,115
Reclassification adjustment for net securities gains realized in net income	(1,105)	—	—	—	(1,105)
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	894	—	—	894
Change in unrealized holding loss on cash flow hedge	—	—	—	50	50
Income tax effect	(1,487)	(331)	—	(18)	(1,836)

Balance, end of period	$1,929	$—	$(251)	$32	$1,710

	Nine Months Ended September 30, 2015
	(Dollars in thousands)
Balance, beginning of period	$(236)	$(1,165)	$(868)	$—	$(2,269)

Change in deferred tax valuation allowance attributable to unrealized gains on investment securities	—	—	149	—	149
Change in unrealized holding gains and losses on securities available for sale	2,020	—	—	—	2,020
Reclassification adjustment for net securities gains realized in net income	(322)	—	—	—	(322)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	705	—	—	705
Income tax effect	(644)	(277)	—	—	(921)

Balance, end of period	$818	$(737)	$(719)	$—	$(638)

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30		Income Statement
(Dollars in thousands)	2016	2015	2016	2015	Line Item Effected
Available-for-sale securities
Gains recognized	$407	$35	$1,105	$322	Gain on sale of investments, net of loss
Income tax effect	(150)	(13)	(408)	(121)	Income tax expense
Reclassified out of AOCI, net of tax	257	22	697	201	Net income

Held-to-maturity securities
Amortization of unrealized losses	(13)	(163)	(917)	(705)	Interest income - taxable securities
Income tax effect	5	61	339	265	Income tax expense
Reclassified out of AOCI, net of tax	(8)	(102)	(578)	(440)	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	33	95	328	149	Income tax expense

Total reclassified out of AOCI, net of tax	$282	$15	$447	$(90)	Net income

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

The following summarizes the Company’s approximate commitments to extend credit:

September 30, 2016
(Dollars in thousands)
Lines of credit	$104,586
Standby letters of credit	827

$105,413

As of September 30, 2016, the Company had outstanding commitments to originate loans as follows:

	September 30, 2016
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$30,031	1.99% to 6.50%
Variable	12,769	3.25% to 6.25%
	$42,800

The allowance for unfunded commitments was $0.1 million at September 30, 2016 and December 31, 2015.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of September 30, 2016 and December 31, 2015.

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

Investment Securities

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

Also included in securities are corporate bonds which are valued using significant unobservable inputs and are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets - mutual funds	$5,133	$—	$—	$5,133
Securities available for sale:
U.S. government agencies	—	12,173	—	12,173
Municipal securities	—	126,822	—	126,822
Mortgage-backed securities	—	164,660	—	164,660
U.S. Treasury securities	2,550	—	—	2,550
Corporate debt securities	—	13,128	2,758	15,886
Mutual funds	619	—	—	619
	8,302	316,783	2,758	327,843

Loan servicing rights	—	—	2,426	2,426
Derivative assets	—	67	—	67
Forward sales commitments	—	—	23	23
Interest rate lock commitments	—	—	58	58

Total assets	$8,302	$316,783	$5,265	$330,350

Derivative liabilities	$—	$17	$—	$17

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$4,714	$—	$—	$4,714
Securities available for sale:
U.S. government agencies	—	25,720	—	25,720
Municipal securities	—	39,858	—	39,858
Mortgage-backed securities	—	171,174	—	171,174
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	600	—	—	600
	6,824	236,752	—	243,576

Loan servicing rights	—	—	2,344	2,344
Forward sales commitments	—	—	16	16
Interest rate lock commitments	—	—	30	30

Total assets	$6,824	$236,752	$2,390	$245,966

There were no liabilities measured on a recurring basis at December 31, 2015.

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$2,510	$2,176	$2,390	$2,248

Corporate debt securities available for sale market valuation, net included in accumulated other comprehensive gain	2,758	—	2,758	—

Loan servicing right activity, included in servicing income, net Capitalization from loans sold	185	215	444	431
Fair value adjustment	(150)	(55)	(362)	(300)

Mortgage derivative gains (losses) included in Other income	(38)	72	35	29

Balance at end of period	$5,265	$2,408	$5,265	$2,408

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either September 30, 2016 or December 31, 2015.

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,337	$2,337
Commercial real estate	—	—	7,348	7,348
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	914	914

Real estate owned:
One-to four family residential	—	—	1,413	1,413
Commercial real estate	—	—	951	951
Other construction and land	—	—	2,260	2,260

Total assets	$—	$—	$15,436	$15,436

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$4,163	$4,163
Commercial real estate	—	—	7,226	7,226
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	658	658

Real estate owned:
One-to four family residential	—	—	1,384	1,384
Commercial real estate	—	—	1,123	1,123
Other construction and land	—	—	2,862	2,862

Total assets	$—	$—	$17,629	$17,629

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 or December 31, 2015.

Impaired loans totaling $4.6 million and $5.1 million at September 30, 2016 and December 31, 2015, respectively, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2016.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5 - 35%
		Discount rate	12% - 14%
Forward sales commitments and interest rate lock commitments	Change in market price of underlying loan	Value of underlying loan	101 - 108%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at September 30, 2016
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$62,029	$62,029	$62,029	$—	$—
Trading securities	5,133	5,133	5,133	—	—
Securities available for sale	322,710	322,710	3,169	316,783	2,758
Loans held for sale	8,428	9,230	—	9,230	—
Loans receivable, net	727,403	717,524	—	—	717,524
Other investments, at cost	11,436	11,436	—	11,436	—
Interest receivable	4,309	4,309	—	4,309	—
Bank owned life insurance	31,169	31,169	—	31,169	—
Loan servicing rights	2,426	2,426	—	—	2,426
Forward sales commitments	23	23	—	—	23
Interest rate lock commitments	58	58	—	—	58
Derivative asset	67	67		67

Liabilities:
Demand deposits	$537,514	538,019	$—	$538,019	$—
Time deposits	299,764	297,960	—	—	297,960
Federal Home Loan Bank advances	208,500	208,683	—	208,683	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,620	2,812	—	—	2,812
Accrued interest payable	244	244	—	244	—
Derivative liability	17	17	—	17	—

		Fair Value Measurements at December 31, 2015
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$40,650	$40,650	$40,650	$—	$—
Trading securities	4,714	4,714	4,714	—	—
Securities available for sale	238,862	238,862	2,110	236,752	—
Securities held to maturity	41,164	41,812	995	40,817	—
Loans held for sale	8,348	8,952	—	8,952	—
Loans receivable, net	624,072	620,516	—	—	620,516
Other investments, at cost	8,834	8,834	—	8,834	—
Interest receivable	3,554	3,554	—	3,554	—
Bank owned life insurance	20,858	20,858	—	20,858	—
Loan servicing rights	2,344	2,344	—	—	2,344
Forward sales commitments	16	16	—	—	16
Interest rate lock commitments	30	30	—	—	30

Liabilities:
Demand deposits	$440,475	440,475	$—	$440,475	$—
Time deposits	276,142	275,403	—	—	275,403
Federal Home Loan Bank advances	153,500	153,441	—	153,441	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Accrued interest payable	213	213	—	213	—

NOTE 15. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock through January 27, 2017. The authorization represented approximately 5% of the Company’s shares outstanding as of December 31, 2015.

The following table summarizes share repurchase activity through September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	—	—
February 1, 2016 to February 29, 2016	40,621	$17.04	40,621	286,697
March 1, 2016 to March 31, 2016	33,382	$17.70	33,382	253,315
April 1, 2016 to April 30, 2016	5,997	$17.65	5,997	247,318
May 1, 2016 to September 30, 2016	—	$—	—	247,318
Total year-to-date 2016	80,000	$17.42	80,000	247,318

NOTE 16. SUBSEQUENT EVENTS

On October 19, 2016, the Bank entered into a definitive agreement with Stearns Bank, N.A. (“Stearns”) pursuant to which the Bank will acquire two branches in northern Georgia. The Bank will assume approximately $150.0 million in deposits, have the option to purchase up to $5.0 million in loans, and pay a deposit premium of 3.65%.

The purchase is subject to customary closing conditions including regulatory approvals.

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2016 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K. Due to recent acquisition activity, we have added the following acquisition accounting policy:

We determined the fair value of our acquired assets and liabilities in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in FASB Accounting Standards Codification (“ASC”) Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), ASC Topic 805, Business Combinations (ASC 805), and ASC Topic 820, Fair Value Measurements and Disclosures. The determination of the initial fair values on loans and other real estate purchased in an acquisition require significant judgment and complexity. All identifiable assets acquired, including loans, are recorded at fair value. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic No. 820. These fair value estimates associated with the purchased loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

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

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2016 and December 31, 2015, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

The acquisition added approximately $110.0 million to the Company’s assets, including $64.8 million of loans, $88.7 million of deposits, and $1.9 million of goodwill and intangibles.

On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things. Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate was to be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached. Based on state income tax revenues announced by the North Carolina Governor’s Office on August 2, 2016, the revenue target for the fiscal year ended September 30, 2016 was met, resulting in a reduction of the state income tax rate to 3% effective January 1, 2017. As a result, the Company recorded a $0.4 million reduction in the net deferred tax asset as of September 30, 2016.

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

Earnings Summary

Net income for the three months ended September 30, 2016 was $1.8 million compared to $2.2 million for the same period in 2015. The decrease in net income was the result of increases in compensation and benefits of $0.9 million, net occupancy of $0.2 million, marketing and advertising of $0.2 million, data processing of $0.1 million and merger expenses of $0.1 million related to the acquisition and integration of Old Town combined with an increase in income tax expense of $0.7 million. The increase in the income tax expense for the three months ended September 30, 2016 as compared to the same period in 2015 relates primarily to the reduction in the North Carolina corporate income tax rate as well as the write-off of certain residual amounts recorded prior to the reversal of the valuation allowance on its net deferred tax asset. This decrease was partially offset by a $1.9 million increase in net interest income and an increase of $0.3 million in noninterest income during the 2016 period, as compared to the same period in 2015.

Net income for the nine months ended September 30, 2016 was $4.0 million compared to $21.9 million for the same period in 2015. The decrease in net income for the nine month period was primarily a result of a non-cash income tax benefit resulting from the $19.0 million reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset and a negative provision for loan losses of $1.5 million in 2015. These items were partially offset by an increase in net interest income of $5.3 million and an increase in noninterest income of $1.6 million partially offset by an increase in noninterest expense of $3.5 million during the nine months ending September 30, 2016 as compared to the same period in 2015.

Net interest income increased $1.9 million, or 26.4%, to $8.9 million for the three months ended September 30, 2016 compared to $7.0 million for the same period in 2015. Net interest income increased $5.3 million, or 26.3%, to $25.3 million for the nine months ended September 30, 2016 compared to $20.0 million for the same period in 2015. The increase in net interest income was primarily due to higher volumes in the loan and investment portfolios as well as a decrease in the rate paid on advances and deposits. Net interest margin for the three and nine months ended September 30, 2016 improved to 3.29% and 3.28%, respectively, compared to 3.13% and 3.08% for the same periods in 2015.

The provision for loan losses was $0.1 million for the three and nine month periods ended September 30, 2016 compared to a provision for loan losses of $0 and $(1.5 million) in the comparable 2015 periods. The Company continues to experience a minimal level of net charge-offs and low levels of non-performing assets.

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

We analyze our noninterest expense and net income on a non-GAAP basis in order to exclude non-recurring items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)

Core Noninterest Expense
Noninterest expense (GAAP)	$7,842	$6,214	$24,434	$20,937
FHLB prepayment penalty	—	—	—	(1,762)
Merger-related expenses	(107)	—	(2,023)
Core noninterest expense (Non-GAAP)	$7,735	$6,214	$22,411	$19,175

Core Net Income
Net income (GAAP)	$1,800	$2,165	$4,024	$21,885
FHLB prepayment penalty	—	—	—	1,762
Negative provision for loan losses	—	—	—	(1,500)
Merger-related expenses	70	—	1,315	—
Adjust actual income tax benefit to 35% estimated effective tax rate (1)	—	(442)	—	(18,733)
Core net income (Non-GAAP)	$1,870	$1,723	$5,339	$3,414

Core Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.28	$0.33	$0.62	$3.34
FHLB prepayment penalty	—	—	—	0.27
Negative provision for loan losses	—	—	—	(0.23)
Merger-related expenses	0.01	—	0.20	—
Adjust actual income tax benefit to 35% estimated effective tax rate (1)	—	(0.07)	—	(2.86)
Core diluted earnings per share (Non-GAAP)	$0.29	$0.26	$0.82	$0.52

Core Return on Average Assets
Return on Average Assets (GAAP)	0.60%	0.89%	0.47%	3.14%
FHLB prepayment penalty	—	—	—	0.26%
Negative provision for loan losses	—	—	—	-0.22%
Merger-related expenses	0.03%	—	0.16%	—
Adjust actual income tax benefit to 35% estimated effective tax rate (1)	—	-0.19%	—	-2.69%
Core Return on Average Assets (Non-GAAP)	0.63%	0.70%	0.63%	0.49%

Core Return on Average Equity
Return on Average Equity (GAAP)	5.21%	6.66%	3.97%	25.07%
FHLB prepayment penalty	—	—	—	2.02%
Negative provision for loan losses	—	—	—	-1.72%
Merger-related expenses	0.20%	—	1.29%	—
Adjust actual income tax benefit to 35% estimated effective tax rate (1)	—	-1.36%	—	-21.46%
Core Return on Average Equity (Non-GAAP)	5.41%	5.30%	5.26%	3.91%

Core Efficiency Ratio
Efficiency ratio	71.53%	70.10%	78.04%	85.71%
Merger-related expenses	-0.97%	—	-6.46%	—
Effect to adjust for FHLB prepayment penalty	—	—	—	-7.21%
Core Efficiency Ratio (Non-GAAP)	70.56%	70.10%	71.58%	78.50%

	As Of
	September 30, 2016	December 31, 2015
	(Dollars in thousands, except share data)
Tangible Book Value Per Share
Book Value (GAAP)	138,204	131,469
Goodwill and intangibles	(3,074)	(1,301)
Book Value (Tangible)	135,130	130,168
Outstanding shares	6,466,375	6,546,375
Tangible Book Value Per Share	20.90	19.88

(1) - The Company maintained a valuation allowance on a portion of its net deferred tax asset during a portion of 2015 and therefore did not recognize a normal income tax provision. Core results have been adjusted to reflect income tax expense to an estimated 35% effective tax rate after the other adjustments have been applied.

Financial Condition At September 30, 2016 and December 31, 2015

Total assets increased $187.0 million, or 18.1%, to $1.22 billion at September 30, 2016 from $1.03 billion at December 31, 2015, primarily as a result of the addition of $111.4 million in assets related to the Old Town acquisition in the second quarter of 2016, and increases in loan activity and investment purchases.

Loans increased $103.3 million, or 16.6%, to $727.4 million at September 30, 2016, which included $65.0 million of loans related to the Old Town acquisition. Loan balances excluding those acquired in the Old Town acquisition have grown at an annualized pace of 8.2% since December 31, 2015 and have been primarily concentrated in commercial real estate and consumer and industrial loans.

The Company also increased its investment portfolio by $42.7 million from December 31, 2015 to September 30, 2016 in order to better leverage its capital. FHLB advances, which increased $55.0 million, or 35.8%, from December 31, 2015 to September 30, 2016, were utilized to fund the investment purchases.

Core deposits increased $97.0 million, or 22.0%, to $537.5 million at September 30, 2016 from $440.5 million at December 31, 2015, including $40.6 million of core deposits related to the Old Town acquisition. Excluding $48.1 million of certificates of deposit acquired from Old Town Bank, certificates of deposit decreased $24.5 million, or 8.9%, to $299.8 million at September 30, 2016. Core deposits now represent 64% of the Company’s deposit portfolio compared to 61% at December 31, 2015.

Total equity increased $6.7 million, or 5.1%, to $138.2 million at September 30, 2016 compared to $131.5 million at December 31, 2015. This increase was primarily attributable to $4.0 million of net income, a $3.4 million improvement in the market value of investment securities, and $0.7 million of stock-based compensation partially offset by $1.4 million of share repurchases. The Company intends to selectively utilize share repurchases to supplement shareholder returns, but not at the expense of building long term value. Notwithstanding the $0.55 per share dilution arising from the Old Town acquisition, tangible book value per share increased $1.02, or 5.1%, to $20.90 at September 30, 2016 from $19.88 at December 31, 2015.

Cash and Cash Equivalents

Total cash and cash equivalents increased $21.4 million, or 52.6%, to $62.0 million at September 30, 2016 from $40.7 million at December 31, 2015.

Investment Securities

During the fourth quarter of 2015, the Company funded a trading account which is held in a Rabbi trust to generate returns that seek to offset changes in liabilities of certain deferred compensation agreements.

The following table presents the holdings of our trading account as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)

Cash	$—	$4,714
Mutual funds	5,133	—
	$5,133	$4,714

The Company’s held-to-maturity investment portfolio was transferred to available-for-sale during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as held to maturity for two years from the date of the transfer.

Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available-for-sale investment portfolio at the dates indicated.

	At September 30,		At December 31,
	2016		2015
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$12,088	$12,173	$25,633	$25,720
U.S. Treasury Notes & Bonds	2,501	2,550	1,500	1,510
Municipal obligations	124,939	126,822	39,751	39,858
Mortgage-backed securities:
U.S. Government agency	104,682	105,743	112,857	112,010
SBA securities	28,823	28,661	47,768	47,582
Collateralized mortgage obligations	30,240	30,256	11,702	11,582
Corporate debt securities	15,766	15,886	—	—
Mutual funds	612	619	602	600

Total securities available-for-sale	$319,651	$322,710	$239,813	$238,862

Available-for-sale investment securities increased $53.4 million, or 22.4%, excluding the $30.4 million transfer from the held-to-maturity portfolio, to $322.7 million at September 30, 2016, from $238.9 million at December 31, 2015. We continue to grow our investment portfolio as we seek to better leverage our capital.

Held-to-maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value of our held-to-maturity investment portfolio as of December 31, 2015.

	At December 31,
	2015
	Amortized Cost	Fair value
(Dollars in thousands)
Investment securities held to maturity:
U.S. Government and agency securities:
U.S. Government and agency obligations	$5,729	$5,706
U.S. Government structured agency obligations	10,148	10,793
U.S. Treasury Notes & Bonds	1,002	995
Municipal tax exempt	7,641	7,825
Municipal taxable	4,787	4,709
Collateralized mortgage obligations	4,834	4,776
Corporate debt securities	7,023	7,008

Total securities held-to-maturity	$41,164	$41,812

In prior years, the Company reclassified certain municipal securities from available-for-sale to held-to-maturity. The reclassifications remained in effect until the investments were called, matured, or reclassified back to available-for-sale. The difference between the book values and fair values at the date of the transfer continued to be reported in a separate component of accumulated other comprehensive income (loss), and were amortized into income over the remaining life of the securities (or reclassification back to available-for-sale) as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) were amortizing back to their par values over the remaining life of the securities (or reclassification back to available-for-sale) as an adjustment of yield in a manner consistent with the amortization of a discount. All held-to-maturity securities were reclassified as available-for-sale and carried at fair value during the third quarter of 2016. At the time of the transfer the remaining unamortized amount in AOCI was offset by the remaining discount of the revised book values.

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

	At September 30,		At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$271,358	37.2%	$248,633	39.7%
Commercial	283,521	38.9	214,413	34.2
Home equity loans and lines of credit	50,844	7.0	53,446	8.5
Residential construction	16,962	2.3	7,848	1.3
Other construction and land	59,136	8.1	57,316	9.1
Commercial	43,397	5.9	41,046	6.6
Consumer	4,382	0.6	3,639	0.6
Total loans, gross	$729,600	100.0%	$626,341	100.0%

Less:
Deferred loan fees, net	(805)		(1,388)
Unamortized premium	707		557
Unamortized discount	(2,099)		(1,438)

Total loans, net	$727,403		$624,072

Percentage of total assets	59.7%		60.5%

Net loans increased $103.3 million, or 16.6%, to $727.4 million at September 30, 2016 from $624.1 million at December 31, 2015 primarily as the result of the Old Town acquisition. In addition, we have continued to experience moderate loan demand and maintain a strong pipeline going into the fourth quarter. We believe that economic conditions in our primary market areas are strong and present opportunities for continued growth. The amount of commercial real estate loans as a percentage of total loans continues to increase as we continue to shift our lending focus to these loan types as we develop stronger commercial relationships in all of our markets.

Included in loans receivable and other borrowings at September 30, 2016 are $2.6 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of September 30, 2016 or December 31, 2015.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At September 30, 2016
Real estate loans:
One- to four-family residential	$4,865	$379	$510	$5,754
Commercial	3,088	128	2,293	5,509
Home equity loans and lines of credit	240	25	116	381
Residential construction	—	171	216	387
Other construction and land	156	—	905	1,061
Commercial	125	16	—	141
Consumer	5	1	—	6
Total loans	$8,479	$720	$4,040	$13,239
% of total loans, net	1.18%	0.10%	0.56%	1.84%

At December 31, 2015
Real estate loans:
One- to four-family residential	$5,610	$1,260	$1,205	$8,075
Commercial	1,585	—	605	2,190
Home equity loans and lines of credit	369	38	322	729
One- to four-family residential construction	—	—	—	—
Other construction and land	208	397	138	743
Commercial	625	—	—	625
Consumer	12	4	—	16
Total loans	$8,409	$1,699	$2,270	$12,378
% of total loans, net	1.37%	0.27%	0.37%	2.01%

Total delinquency as a percentage of total loans declined from 2.01% at December 31, 2015, to 1.84% at September 30, 2016. Despite the slight increase in 90 days and over delinquencies from 0.37% at December 31, 2015, to 0.56% as of September 30, 2016, our level of delinquent loans remains low.

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

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,245	$2,893
Commercial	4,334	3,628
Home equity loans and lines of credit	114	320
Other construction and land	1,393	384
Commercial	45	55
Consumer	—	—

Total non-performing loans	7,131	7,280

REO:
One- to four-family residential	1,413	1,384
Commercial real estate	951	1,123
Other construction and land	2,260	2,862

Total foreclosed real estate	4,624	5,369

Total non-performing assets	$11,755	$12,649

Troubled debt restructurings still accruing	$9,953	$11,206

Ratios:
Non-performing loans to total loans	0.98%	1.17%
Non-performing assets to total assets	0.96%	1.23%

Non-performing loans as a percentage of total loans declined from 1.17% to 0.98% as of December 31, 2015 and September 30, 2016, respectively. The decline is primarily related to the early payoff of $2.6 million of delinquencies in the third quarter of 2016.

Non-performing assets as a percentage of total assets declined from 1.23% to 0.96% as of December 31, 2015 and September 30, 2016, respectively primarily as a result of the early payoff of non-performing loans mentioned above combined with the sale of foreclosed commercial real estate.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At September 30,	At December 31,
	2016	2015
	(Dollars in thousands)

Classified loans:
Substandard	$13,205	$17,478
Doubtful	—	—
Loss	—	—

Total classified loans:	13,205	17,478
As a % of total loans, net	1.82%	2.80%

Special mention	18,583	19,195

Total criticized loans	$31,788	$36,673
As a % of total loans, net	4.37%	5.88%

Total classified loans decreased $4.3 million, or 24.4%, to $13.2 million at September 30, 2016 from $17.5 million at December 31, 2015. Total criticized loans decreased $4.9 million, or 13.3%, to $31.8 million at September 30, 2016 from $36.7 million at December 31, 2015. These decreases were primarily attributable to the upgrades of certain classified loans after sustained performance improvement or collateral enhancement. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2016	2015	2016	2015
	( Dollars in thousands)		( Dollars in thousands)
Balance at beginning of period	$8,940	$9,451	$9,461	$11,072

Charge-offs:
Real Estate:
One- to four-family residential	19	13	117	251
Commercial	—	—	431	45
Home equity loans and lines of credit	28	22	158	391
Residential construction	—	—	—	—
Other construction and land	44	28	481	114
Commercial	52	—	62	1
Consumer	146	16	172	36
Total charge-offs	289	79	1,421	838

Recoveries:
Real Estate:
One- to four-family residential	27	108	56	230
Commercial	170	—	172	167
Home equity loans and lines of credit	44	1	178	26
Residential construction	—	1	32	3
Other construction and land	28	50	112	216
Commercial	13	19	135	29
Consumer	71	82	279	228
Total recoveries	353	261	964	899

Net charge-offs	(64)	(182)	457	(61)

Provision for loan losses	100	—	100	(1,500)

Balance at end of period	$9,104	$9,633	$9,104	$9,633

Ratios:
Net charge-offs to average loans outstanding	(0.03)%	(0.12)%	0.09%	(0.01)%
Allowance to non-performing loans at period end	127.67%	126.73%	127.67%	126.73%
Allowance to total loans at period end	1.25%	1.60%	1.25%	1.60%

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong at 127.67% at September 30, 2016 compared to 126.73% at September 30, 2015 and 129.96% at December 31, 2015.

Real Estate Owned (REO)

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

One- to four-family residential	$1,413	$1,384
Commercial real estate	951	1,123
Other construction and land	2,260	2,862
Total	$4,624	$5,369

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$5,413	$4,710	$5,369	$4,425
Additions	25	1,341	1,621	3,030
Disposals	(747)	(635)	(1,791)	(1,956)
Writedowns	(67)	(80)	(575)	(171)
Other	—	43	—	51
Balance, end of period	$4,624	$5,379	$4,624	$5,379

REO decreased $0.8 million, or 14.0%, to $4.6 million at September 30, 2016 compared to $5.4 million at December 31, 2015. Most of the transfers to real estate owned during the three and nine months ended September 30, 2016 were 1-4 family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $3.5 million, or 18.3%, to $15.4 million at September 30, 2016 compared to $18.8 million at December 31, 2015. The decrease in net deferred tax assets is mainly attributable to reductions in our federal and state net operating losses and changes in the net unrealized holding gains/losses on our investment securities.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of		As of
	September 30, 2016		December 31, 2015
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$142,174	17.0%	$121,062	16.9%
Interest-bearing demand accounts	115,874	13.8	103,198	14.4
Money market accounts	240,990	28.8	180,377	25.2
Savings accounts	38,476	4.6%	35,838	5.0%
Time deposits	299,764	35.8	276,142	38.5

Total deposits	$837,278	100.0%	$716,617	100.0%

Total deposits increased $120.7 million, or 16.8%, to $837.3 million at September 30, 2016 from $716.6 million at December 31, 2015 primarily as a result of the Old Town acquired deposits of approximately $88.7 million. We continue our efforts to reduce our reliance on time deposits and expand our core deposit relationships which is evidenced by the decrease in time deposits as a percentage of total deposits to 35.8% at September 30, 2016 from 38.5% at December 31, 2015.

FHLB Advances

FHLB advances increased $55.0 million, or 35.8%, to $208.5 million at September 30, 2016 compared to $153.5 million at December 31, 2015. The additional funds were primarily used to invest in investment securities and to provide funding for future cash needs. The advances had a weighted average rate of 0.75% as of September 30, 2016 compared to 0.65% at December 31, 2015. To manage our exposure to interest rate movement, we entered into an interest rate swap in September 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year life of the contract. The effective interest rate of the swap was 0.75% at September 30, 2016.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at September 30, 2016 and December 31, 2015 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% and 3.34% at September 30, 2016 and December 31, 2015, respectively.

Equity

Total equity increased $6.7 million, or 5.1%, to $138.2 million at September 30, 2016 compared to $131.5 million at December 31, 2015. This increase was primarily attributable to $4.0 million of net income, a $3.4 million improvement in the market value of investment securities, and $0.7 million of stock-based compensation partially offset by $1.4 million of share repurchases.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015.

General. Net income for the three months ended September 30, 2016 was $1.8 million compared to $2.2 million for the same period in 2015. The decrease in net income was the result of increases in compensation and benefits of $0.9 million, net occupancy of $0.2 million, marketing and advertising of $0.2 million, data processing of $0.1 million and merger expenses of $0.1 million related to the acquisition and integration of Old Town combined with an increase in income tax expense of $0.7 million. The increase in the income tax expense for the three months ended September 30, 2016 as compared to the same period in 2015 relates primarily to the reduction in the North Carolina corporate income tax rate as well as the write-off of certain residual amounts recorded prior to the reversal of the valuation allowance on its net deferred tax asset. This decrease was partially offset by a $1.9 million increase in net interest income and an increase of $0.3 million in noninterest income during the 2016 period, as compared to the same period in 2015.

Net Interest Income. Net interest income increased $1.9 million, or 26.4%, to $8.9 million for the three months ended September 30, 2016 compared to the same period in 2015. The increase in net interest income for the period was primarily the result of increases in interest and fee income on loans of $1.6 million.

The tax-equivalent net interest margin increased to 3.29% for the quarter ended September 30, 2016 compared to 3.13% for the same period in 2015. The increase was primarily the result of increased yields on taxable loans and investments and decreased rates on deposits.

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

	For the three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$714,665	$8,424	4.68%	$588,210	$6,824	4.60%
Loans, tax exempt (1)	16,232	152	3.72%	5,630	61	4.27%
Investments - taxable	248,171	1,294	2.09%	260,229	1,345	2.05%
Investment tax exempt (1)	71,323	664	3.73%	13,659	158	4.58%
Interest earning deposits	46,582	62	0.53%	25,993	13	0.20%
Other investments, at cost	10,415	132	5.03%	7,456	75	3.99%

Total interest-earning assets	1,107,388	10,728	3.84%	901,177	8,476	3.73%

Noninterest-earning assets	86,098			67,463

Total assets	$1,193,486			$968,640

Interest-bearing liabilities:
Savings accounts	$37,847	$12	0.13%	$30,920	$8	0.10%
Time deposits	304,406	745	0.97%	288,453	843	1.16%
Money market accounts	238,923	217	0.36%	171,459	131	0.30%
Interest bearing transaction accounts	115,372	33	0.11%	98,094	32	0.13%
Total interest bearing deposits	696,548	1,007	0.57%	588,926	1,014	0.68%

FHLB advances	193,826	371	0.76%	121,001	203	0.67%
Junior subordinated debentures	14,433	140	3.85%	14,433	115	3.16%
Other borrowings	2,680	29	4.29%	2,427	28	4.58%

Total interest-bearing liabilities	907,487	1,547	0.68%	726,787	1,360	0.74%

Noninterest-bearing deposits	133,268			98,336

Other non interest bearing liabilities	14,627			14,479

Total liabilities	1,055,382			839,602
Total equity	138,104			129,038

Total liabilities and equity	$1,193,486			$968,640

Tax-equivalent net interest income		$9,181			$7,116

Net interest-earning assets (2)	$199,901			$174,390

Average interest-earning assets to interest-bearing liabilities	1.22%			1.24%

Tax-equivalent net interest rate spread (3)			3.17%			2.99%
Tax-equivalent net interest margin (4)			3.29%			3.13%

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

	For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$1,489	$111	$1,600
Loans, tax exempt (2)	100	(9)	91
Investment - taxable	(74)	23	(51)
Investments - tax exempt (2)	541	(35)	506
Interest-earning deposits	16	33	49
Other investments, at cost	34	23	57

Total interest-earning assets	2,106	146	2,252

Interest-bearing liabilities:
Savings accounts	$2	$2	$4
Time deposits	45	(144)	(99)
Money market accounts	58	28	86
Interest bearing transaction accounts	5	(4)	1
FHLB advances	136	32	168
Junior subordinated debentures	—	25	25
Other borrowings	3	(1)	2

Total interest-bearing liabilities	249	(62)	187

Change in tax-equivalent net interest income	$1,857	$208	$2,065

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Net interest income before provision for loan losses increased to $8.9 million for the three months ended September 30, 2016, compared to $7.0 million for the same period in 2015. As indicated in the table above $1.9 million of the increase is attributable to increased volume and the remaining $0.2 million improvement in net interest earned is attributable to an improvement in rates.

The increase in tax-equivalent net interest income of $1.9 million related to volume was primarily the result of higher average taxable loan balances and tax exempt investment securities which increased $126.5 million and $57.7 million respectively, for the three months ended September 30, 2016 as compared to the same period in 2015 primarily as a result of the Old Town acquisition. The increase in average loan and investment balances was partially offset by higher average deposits and FHLB advance balances which increased $107.6 million and $72.8 million, respectively, over the same periods. While the average deposit growth was primarily attributable to the Old Town acquisition, the increase in average FHLB advances was a result of a leverage strategy to fund investment purchases.

The increase in tax-equivalent net interest income of $0.2 million related to rate was primarily the result of increased yields on taxable loans and decreased time deposit rates partially offset by decreased tax exempt investment yields. The decrease in average tax exempt investment yields was offset by the impact of lower average time deposit yields which decreased 19 basis points to 0.97% in the quarter ended September 30, 2016 as compared to 1.16% in the three months ending September 30, 2015.

Our tax-equivalent net interest rate spread increased by 18 basis points to 3.17% for the three months ended September 30, 2016 compared to 2.99% for the three months ended September 30, 2015. Our tax-equivalent net interest margin increased 16 basis points to 3.29% for the three months ended September 30, 2016, compared to 3.13% for the three months ended September 30, 2015. The increases in our interest rate spread and margin were primarily a result of decreased rates on time deposits and increases in loan yields.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended September 30, 2016 of $0.1 million compared to no provision for loan losses for the same period in 2015. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Servicing income, net	$72	$128	$(56)
Mortgage banking	387	284	103
Gain on sale of SBA loans	124	467	(343)
Gain on sale of investments, net	407	35	372
Service charges on deposit accounts	370	291	79
Interchange fees	385	339	46
Bank owned life insurance	110	115	(5)
Other	211	164	47

Total	$2,066	$1,823	$243

The $0.1 million net decrease in servicing income was primarily the result of the valuation impact of the corresponding loan servicing rights compared to the prior year period.

The $0.1 million increase in mortgage banking income was primarily due to increased volume.

Gains on sales of SBA loans decreased $0.3 million as a result of a fewer SBA loans being sold during the 2016 period. We continue to focus on our SBA lending efforts.

Net gains on sales of investments increased $0.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due a decrease in interest rates which provided favorable market conditions.

Increases in service charges on deposit accounts and interchange fees totaling $0.1 million are the result of increased core deposit accounts and the acquisition of approximately $88.7 million in deposits from Old Town.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended September 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
	(Dollars in thousands)

Compensation and employee benefits	$4,471	$3,527	$944
Net occupancy	929	734	195
Marketing and advertising	309	130	179
Federal deposit insurance	108	179	(71)
Professional and advisory	208	275	(67)
Data processing	406	310	96
Merger-related expenses	107	20	87
Net cost of operation of real estate owned	167	171	(4)
Other	1,137	868	269

Total noninterest expenses	$7,842	$6,214	$1,628

Compensation and employee benefits increased by $0.9 million, or 26.8%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This additional expense is related to increases in our number of employees primarily as a result of the addition of three new branches, the Old Town Bank acquisition, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.2 million, or 26.6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due primarily to the addition of three new branches and the Old Town acquisition.

Marketing and advertising expenses increased $0.2 million for the three months ended September 30, 2016 compared to the same period in 2015 due primarily to increased advertising in the Upstate South Carolina market.

Data processing increased $0.1 million, or 31.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due primarily to the Old Town acquisition.

Merger-related expenses were $0.1 million for the three months ended September 30, 2016 compared to none during the 2015 period. The expenses during the period related to the Old Town acquisition.

Other noninterest expense increased $0.3 million, or 31.0%, for the three months ended September 30, 2016 compared to the same period in 2015 primarily as the result of increases in directors stock-based benefits of $0.2 million as part of the 2015 Long-term Stock Incentive Plan and telecommunication expense of $0.2 million partially offset by reduced franchise taxes of $0.1 million.

Income Taxes. We recorded $1.2 million of income tax expense for the three months ended September 30, 2016, compared to $0.5 million income tax expense in the same period of 2015. The increase of $0.7 million in the income tax expense for the three months ended September 30, 2016 as compared to the same period in 2015 relates primarily to the reduction in the North Carolina corporate income tax rate as well as the write-off of certain residual amounts recorded prior to the reversal of the valuation allowance on its net deferred tax asset. We remain focused on reducing our effective tax rate through further investments in tax-free municipal securities, BOLI and affordable housing tax credits.

We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and September 30, 2015.

General. Net income for the nine months ended September 30, 2016 was $4.0 million compared to $21.9 million for the same period in 2015. The decrease in net income for the nine month period was primarily a result of a non-cash income tax benefit resulting from the $19.0 million reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset and a negative provision for loan losses of $1.5 million in 2015. These items were partially offset by an increase in net interest income of $5.3 million and an increase in noninterest income of $1.6 million partially offset by an increase in noninterest expense of $3.5 million during the nine months ending September 30, 2016 as compared to the same period in 2015.

Net Interest Income. Net interest income before provision for loan losses increased to $25.3 million for the nine months ended September 30, 2016, compared to $20.0 million for the same period in 2015. The increase in net interest income was primarily the result of an increase of $4.1 million of interest and fees on loans combined with declines in interest expense on deposits of $0.4 million during the nine months ended September 30, 2016 as compared to the same period in 2015.

The tax-equivalent net interest margin increased to 3.28% for the nine months ended September 30, 2016 compared to 3.08% for the same period in 2015. This increase was primarily the result of increased yields on taxable investments combined with declines in time deposit and FHLB advance rates for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

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

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$683,879	$23,885	4.65%	$568,395	$19,941	4.69%
Loans, tax exempt (1)	12,855	372	3.86%	4,592	148	4.35%
Investments - taxable	256,299	4,174	2.17%	253,389	3,859	2.04%
Investment tax exempt (1)	47,264	1,355	3.82%	10,075	391	6.01%
Interest earning deposits	39,546	152	0.51%	34,420	59	0.23%
Other investments, at cost	9,514	359	5.03%	6,101	182	3.99%

Total interest-earning assets	1,049,357	30,297	3.85%	876,972	24,580	3.75%

Noninterest-earning assets	83,071			55,462

Total assets	$1,132,428			$932,434

Interest-bearing liabilities:
Savings accounts	$37,077	$38	0.14%	$29,293	$24	0.11%
Time deposits	296,816	2,268	1.02%	305,479	2,815	1.23%
Money market accounts	221,956	548	0.33%	174,799	425	0.33%
Interest bearing transaction accounts	110,732	127	0.15%	94,941	108	0.15%
Total interest bearing deposits	666,581	2,981	0.60%	604,512	3,372	0.75%

FHLB advances	174,723	965	0.74%	88,875	591	0.89%
Junior subordinated debentures	14,433	394	3.64%	14,443	342	3.17%
Other borrowings	2,490	85	4.55%	2,125	80	5.03%

Total interest-bearing liabilities	858,227	4,425	0.69%	709,955	4,385	0.83%

Noninterest-bearing deposits	125,120			91,819

Other non interest bearing liabilities	13,839			13,942

Total liabilities	997,186			815,716
Total equity	135,242			116,718

Total liabilities and equity	$1,132,428			$932,434

Tax-equivalent net interest income		$25,872			$20,195

Net interest-earning assets (2)	$191,130			$167,017

Average interest-earning assets to interest-bearing liabilities	1.22%			1.24%

Tax-equivalent net interest rate spread (3)			3.16%			2.92%
Tax-equivalent net interest margin (4)			3.28%			3.08%

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

	For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$4,109	$(164)	$3,945
Loans, tax exempt (2)	243	(19)	224
Investment - taxable	56	260	316
Investments - tax exempt (2)	1,182	(218)	964
Interest-earning deposits	10	83	93
Other investments, at cost	119	56	175

Total interest-earning assets	5,719	(2)	5,717

Interest-bearing liabilities:
Savings accounts	$7	$7	$14
Time deposits	(68)	(480)	(548)
Money market accounts	118	5	123
Interest bearing transaction accounts	18	0	18
FHLB advances	491	(117)	374
Junior subordinated debentures	—	51	51
Other borrowings	15	(7)	8

Total interest-bearing liabilities	581	(541)	40

Change in tax-equivalent net interest income	$5,138	$539	$5,677

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Net interest income before provision for loan losses increased to $25.3 million for the nine months ended September 30, 2016, compared to $20.0 million for the same period in 2015. As indicated in the table above, $5.1 million of the increase is attributable to increased volume, and the remaining $0.5 million improvement is the result of improved rates mainly for time deposits and FHLB advances.

The increase in tax-equivalent net interest income of $5.1 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $115.5 million and $37.2 million, respectively, for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in average loan and investment balances was partially offset by higher average money market accounts and FHLB advance balances which increased $47.2 million and $85.8 million, respectively, over the same periods.

The increase in tax-equivalent net interest income of $0.5 million related to rate was primarily the result of reduced rates on time deposits and FHLB advances of 21 basis points and 15 basis points, respectively. The reduced rates on average loans and tax exempt investments of 4 basis points and 219 basis points, respectively, for the nine months period ending September 30, 2016 compared to the same period in 2015 was partially offset by an increased rate on average taxable investments of 13 basis points for the same period.

Our tax-equivalent net interest rate spread increased by 24 basis points to 3.16% for the nine months ended September 30, 2016 compared to 2.92% for the nine months ended September 30, 2015. Our tax-equivalent net interest margin increased 20 basis points to 3.28% for the nine months ended September 30, 2016, compared to 3.08% for the nine months ended September 30, 2015. As mentioned above, the increases in our interest rate spread and margin were primarily a result of the increases in taxable investment yields and reduced rate on time deposits and FHLB advances.

Provision for Loan Losses. The Company continues to experience a low level of net charge-offs and non-performing assets. As such, a provision for loan losses of $0.1 million was recorded for the nine month period ended September 30, 2016. The reversal of the provision for loan losses for the same period in 2015 was the result of improved asset quality and reduced loss rates during the period.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)
Servicing income, net	$263	$233	$30
Mortgage banking	747	624	123
Gain on sale of SBA loans	742	681	61
Gain on sale of investments, net	1,105	322	783
Other than temporary impairment on cost method investment	—	(3)	3
Service charges on deposit accounts	1,151	906	245
Interchange fees	1,109	939	170
Bank owned life insurance	311	343	(32)
Other	612	371	241

Total	$6,040	$4,416	$1,624

Mortgage banking income increased $0.1 million primarily as a result of increased loan volume.

Gains on sales of SBA loans increased $0.1 million as a result of a larger balance of SBA loans being sold during the 2016 period as we continue to increase our SBA lending efforts.

Net gains on sales of investments increased $0.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to a significant drop in interest rates which provided for favorable market conditions for sales.

Service charges on deposit accounts and interchange fees increased $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2016, compared to the same period in 2015 primarily as a result of the Old Town acquisition and a continued focus on core deposits.

Other noninterest income increased $0.2 million for the nine months ended September 30, 2016, compared to the same period in 2015 primarily as a result of increases in trading securities revenue.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
	(Dollars in thousands)

Compensation and employee benefits	$12,738	$11,007	$1,731
Net occupancy	2,580	2,167	413
Federal Home Loan Bank prepayment penalty	—	1,762	(1,762)
Marketing and advertising	811	367	444
Federal deposit insurance	468	742	(274)
Professional and advisory	713	786	(73)
Data processing	1,157	872	285
Merger-related expenses	2,023	20	2,003
Net cost of operation of real estate owned	663	503	160
Other	3,281	2,711	570

Total noninterest expenses	$24,434	$20,937	$3,497

Compensation and employee benefits increased $1.7 million, or 15.7%, for the nine months ended September 30, 2016 as compared to the same period in 2015. This additional expense is related to increases in our number of employees primarily as a result of the addition of three new branches and the Old Town acquisition, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.4 million, or 19.1%, for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily as the result of the addition of three branches and the Old Town acquisition. During the second quarter of 2015, we prepaid a $15.0 million FHLB advance and incurred a prepayment penalty of $1.8 million.

Marketing and advertising expenses increased $0.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase is primarily the result of increased advertising in the Upstate South Carolina market.

FDIC deposit insurance decreased $0.3 million, or 36.9%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of a reduction in our assessment rates due to an improving risk profile.

Merger-related expenses of $2.0 million related primarily to the Old Town acquisition.

Other noninterest expense increased $0.6 million, or 21.0%, for the nine months ended September 30, 2016 compared to the same period in 2015 primarily as the result of increases in directors stock-based benefits of $0.2 million as part of the 2015 Long-term Stock Incentive Plan and telecommunication expense of $0.2 million partially offset by reduced franchise taxes of $0.2 million.

Income Taxes. We recorded a $2.8 million income tax expense for the nine months ended September 30, 2016 compared to a $16.9 million income tax benefit for the nine months ended September 30, 2015. As mentioned above, the reversal of $19.0 million in deferred tax asset valuation allowance resulted in the tax benefit for the nine months ended September 30, 2015. We continue to be in a net operating loss position for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At September 30, 2016, cash and cash equivalents totaled $62.0 million. Included in this total was $43.6 million held at FRB and $6.0 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(38,402)	$(23,229)
Proceeds from loans originated for sale	39,811	30,524

Investing activities:
Purchases of investments	$(152,034)	$(98,117)
Maturities and principal repayments of investments	28,514	46,492
Sales of investments	115,328	33,848
Net increase in loans	(40,859)	(40,579)
Purchase of loans	—	(22,394)
Proceeds from sale of real estate owned	1,973	1,213
Purchase of fixed assets	(295)	(2,984)
Purchase of bank owned life insurance	(10,000)	—
Purchase of other investments, at cost	(2,048)	(3,311)
Net cash paid in business combinations	(5,912)	—

Financing activities:
Net increase (decrease) in deposits	$30,880	$(20,947)
Proceeds from FHLB advances	55,000	170,600
Repayment of FHLB advances	(9,025)	(95,100)
Repurchase of common stock	(1,390)	—

At September 30, 2016, we had $42.8 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $104.6 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of September 30, 2016.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of September 30, 2016:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$223,819	$208,500	$15,319
Unpledged Marketable Securities	322,710	138,675	184,035
FRB	47,305	—	47,305
	$593,834	$347,175	$246,659

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at September 30, 2016 and pre-existing rules at December 31, 2015.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Tier 1 Leverage Capital	$135,262	11.48%	$47,128	>4%	$58,910	>5%
Common Equity Tier 1 Capital	$135,262	16.97%	$36,255	>4.5%	$52,368	>6.5%
Tier 1 Risk-based Capital	$135,262	16.97%	$48,340	>6%	$64,453	>8%
Total Risk-based Capital	$144,467	17.93%	$64,453	>8%	$80,567	>10%

As of December 31, 2015:
Tier 1 Leverage Capital	$118,251	12.05%	$39,270	>4%	$49,087	>5%
Common Equity Tier 1 Capital	$118,251	18.07%	$29,443	>4.5%	$42,529	>6.5%
Tier 1 Risk-based Capital	$118,251	18.07%	$39,257	>6%	$52,343	>8%
Total Risk-based Capital	$126,524	19.34%	$52,343	>8%	$65,429	>10%

The Company exceeded its regulatory capital ratios at September 30, 2016 and December 31, 2015, as set forth in the following table:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Tier I Leverage Capital	$138,482	11.75%	$47,151	>4%
Common Equity Tier 1 Capital	$127,859	15.86%	$36,281	>4.5%
Tier I Risk-based Capital	$138,482	17.18%	$48,375	>6%
Total Risk Based Capital	$147,687	18.32%	$64,500	>8%

As of December 31, 2015:
Tier I Leverage Capital	$136,063	13.85%	$39,291	>4%
Common Equity Tier 1 Capital	$128,007	19.55%	$29,468	>4.5%
Tier I Risk-based Capital	$136,063	20.78%	$39,291	>6%
Total Risk Based Capital	$144,343	22.04%	$52,388	>8%

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

	September 30, 2016		December 31, 2015
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(0.3)	(6.2)	4.9	(14.5)
+300	0.1	(4.6)	3.5	(11.6)
+200	0.3	(3.0)	2.0	(9.1)
+100	0.3	(2.2)	0.8	(5.9)
—	—	—	—	—
-100	(3.2)	3.5	(2.5)	10.7

The results from the rate shock analysis on NII are consistent with having a slightly liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liabilities will increase at a faster pace than assets. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 0.3% increase in NII as of September 30, 2016 as compared to a 2.0% increase in NII as of December 31, 2015, suggesting that the Company’s exposure to the benefit of rising interest rates has decreased slightly since December 31, 2015. The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased from December 31, 2015 to September 30, 2016. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 3.0% decrease in EVE as of September 30, 2016 as compared to a 9.1% decrease in EVE as of December 31, 2015.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended September 30, 2016.

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

The table below sets forth information regarding the Company’s common stock repurchases during the nine months ended September 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	—	—
February 1, 2016 to February 29, 2016	40,621	$17.04	40,621	286,697
March 1, 2016 to March 31, 2016	33,382	$17.70	33,382	253,315
April 1, 2016 to April 30, 2016	5,997	$17.65	5,997	247,318
May 1, 2016 to May 31, 2016	—	$—	—	247,318
June 1, 2016 to June 30, 2016	—	$—	—	247,318
July 1, 2016 to September 30, 2016	—	$—	—	247,318
Total year-to-date 2016	80,000	$17.42	80,000	247,318

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014(SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current report on Form 8-K, filed with the SEC on November 16, 2015. (SEC File No. 001-35302)

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015. (SEC File No. 001-35302)

10.11	Tax Benefits Preservation Plan, dated as of November 16, 2015, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015. (SEC File No. 001-35302)

10.12	Macon Bank, Inc. Long-Term Capital Appreciation Plan, as amended and restated, dated December 15, 2004, incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302)

10.13	First Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated December 10, 2008, incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302)

10.14	Second Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated March 16, 2011, incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302)

10.15	Third Amendment to the Macon Bank, Inc. Amended and Restated long-Term Capital Appreciation Plan, dated February 26, 2015, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2016	Entegra Financial Corp.
(Registrant)

By:	/s/ David A. Bright
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