Form 10-K
period 2016-12-31
Entegra Financial Corp.
filed 2017-03-15
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $109.7 million. On March 8, 2017, 6,467,946 shares of the issuer’s common stock (no par value), were issued and outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2017.	Part III (Portions of Items 10-14)

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation:

•	The value of our deferred tax asset could be significantly reduced if corporate tax rates in the U.S. decline or as a result of other changes in the U.S. corporate tax system;
•	We may not be able to utilize all of our deferred tax asset;
•	Our ability to realize our deferred tax asset and deduct certain future losses could be limited if we experience an ownership change as defined in the Code;
•	We may not be able to implement aspects of our growth strategy;
•	Future expansion involves risks;
•	New bank office facilities and other facilities may not be profitable;
•	Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition;
•	The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand;
•	Our return on equity may be low until we are able to leverage the capital we received from the stock offering;
•	We may need additional access to capital, which we may be unable to obtain on attractive terms or at all;
•	Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected;
•	Our commercial real estate loans generally carry greater credit risk than one-to-four family residential mortgage loans;
•	Our concentration of construction financing may expose us to a greater risk of loss and hurt our earnings and profitability;
•	Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value;
•	Our level of home equity loans and lines of credit lending may expose us to increased credit risk;
•	We continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values;
•	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business;
•	Concentration of collateral in our primary market area may increase the risk of increased non-performing assets;
•	Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings;
•	We rely on the mortgage secondary market for some of our liquidity;
•	Future changes in interest rates could reduce our profits;
•	Strong competition within our market areas may limit our growth and profitability;
•	Our stock-based benefit plan will increase our costs, which will reduce our income;
•	The implementation of stock-based benefit plans may dilute your ownership interest;
1

•	We are subject to extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action;
•	Financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations;
•	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares;
•	We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services;
•	The fair value of our investments could decline;
•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows;
•	Changes in accounting standards could affect reported earnings;
•	We are subject to environmental liability risk associated with our lending activities;
•	A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses;
•	We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained;
•	Our stock price may be volatile, which could result in losses to our shareholders and litigation against us;
•	The trading volume in our common stock is lower than that of other larger companies; future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline;
•	There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock;
•	We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in the event of liquidation, which could negatively affect the value of our common stock;
•	Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings; and
•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

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

 Part I

Item 1. Business

General

Entegra Financial Corp. (“Entegra” or the “Company”), headquartered in Franklin, North Carolina, was incorporated on May 31, 2011 to be the holding company for Entegra Bank (the “Bank”). On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 6,546,375 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $63.7 million.

The Company has one non-bank subsidiary, Macon Capital Trust I (“Macon Trust”), a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. Macon Trust is not consolidated in the Company’s financial statements.

Entegra Bank is a North Carolina chartered savings bank founded in 1922. Our business consists primarily of accepting deposits from individuals and small businesses and investing those deposits, together with funds generated from operations and borrowings, primarily in loans secured by real estate, including commercial real estate loans, one-to-four family residential loans, construction loans, and home equity loans and lines of credit. We also originate commercial business loans and invest in investment securities. Through our mortgage loan production operations we originate loans for sale in the secondary markets to Fannie Mae and others, generally retaining the servicing rights in order to generate servicing income, supplement our core deposits with escrow deposits and maintain relationships with local borrowers. We offer a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts.

The Bank has one wholly-owned subsidiary, Entegra Services, Inc., which was formerly used to operate an investment real estate property acquired in settlement of loans. The property was sold during 2015 and the subsidiary was inactive as of December 31, 2016.

Market Area

The Bank was organized as a mutual savings and loan association, or “thrift,” for the primary purpose of promoting home ownership through mortgage lending, financed by locally gathered deposits. Surviving the Great Depression of the 1930’s, we remained a single-office bank until we opened a second office in downtown Murphy, North Carolina in 1981. Between 1993 and 2002, we added eight more branches in North Carolina, including a second office in Franklin, one in each of Highlands, Brevard, Sylva, Cashiers and Arden, and two in Hendersonville. In 2007, we opened two more branches in Columbus and Saluda, North Carolina. During 2015, we opened a branch in Greenville, South Carolina and acquired two branches in Anderson and Chesnee, South Carolina. In 2016, we acquired a branch and a loan production office in Waynesville and Asheville, North Carolina, respectively and opened a loan production office in Clemson, South Carolina. In February 2017, we acquired two branches in Jasper, Georgia.

As of December 31, 2016, we had 15 branches and two loan production offices located throughout the western North Carolina counties of Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania and the Upstate South Carolina counties of Anderson, Greenville, Pickens, and Spartanburg, which we consider our primary market area. We also regularly extend loans to customers located in neighboring counties, including Buncombe, Clay, Rutherford and Swain in North Carolina; Fannin, Rabun, Towns and Union in Georgia; and Cherokee and Oconee, in South Carolina, which we consider our secondary market area.

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

Unemployment data is one of the most significant indicators of the economic health in our market areas and is monitored by management on a regular basis. As reflected in the table below, the unemployment rate in each of the counties in our primary market area was elevated subsequent to the Great Recession, but have significantly improved since 2013.

	Unemployment Rate (1)
	December 31,
County	2016	2015	2014	2013	2012
North Carolina:
Macon	5.1%	5.6%	7.3%	11.1%	11.3%
Henderson	4.1	4.0	4.9	7.2	7.6
Haywood	4.5	4.7	5.0	6.2	9.0
Jackson	5.1	4.7	5.8	9.6	9.4
Polk	4.4	4.0	4.6	7.8	7.7
Transylvania	4.9	5.6	6.6	10.1	9.6
Cherokee	5.4	7.2	9.0	12.8	12.9

South Carolina:
Anderson	3.7	4.6	5.8	5.5	8.0
Greenville	3.5	4.3	5.2	4.9	6.7
Spartanburg	3.8	4.9	6.0	6.0	8.4

National:	4.7	4.8	5.4	6.5	7.6

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

Market Share

As of June 30, 2016, the most recent date for which market data is available, total deposits in the Bank’s North Carolina primary market area, Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania counties, were over $5.3 billion. At June 30, 2016, our deposits represented 14.6% of the market ranking us second in deposit market share within our North Carolina primary market area.

As of June 30, 2016, total deposits in the Bank’s South Carolina primary market area, Anderson, Greenville, and Spartanburg counties, were over $18.1 billion. We acquired two branches in Anderson and Spartanburg counties from another financial institution during December 2015. In addition, we opened a full service branch in Greenville County during the fourth quarter of 2015. As of June 30, 2016, our $53.7 million of deposits held at South Carolina branches represented less than 1.0% of total deposits in this market.

Employees

At December 31, 2016, we had a total of 245 employees, of which 228 were full-time and 17 were part-time, all of whom were compensated by the Bank. None of our employees are represented by a collective bargaining unit, and we have not recently experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.

Lending Activities

Our primary lending activities are the origination of commercial real estate loans, one-to-four family residential mortgage loans, other construction and land loans, commercial business loans and home equity loans and lines of credit. Our largest category of loans is commercial real estate followed by one-to-four family, and other construction and land loans. At December 31, 2016, our top 25 relationships represented a lending exposure of $132.2 million with the largest single relationship totaling $9.3 million. These loans are primarily for commercial business purposes and collateralized by real estate, primarily commercial, and construction and land development loans.

Commercial Real Estate Loans. At December 31, 2016, $292.9 million, or 39.2% of our loan portfolio consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily comprise business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

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

One-to–Four Family Residential Mortgage Loans. At December 31, 2016, $278.4 million, or 37.3% of our loan portfolio consisted of one-to-four family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. We generally sell 30-year fixed rate loans in the secondary market.

Our one-to-four family residential mortgage loans originated for sale are underwritten according to Fannie Mae underwriting guidelines. We refer to loans that conform to such guidelines as “conforming loans.” We originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which increased from $417,000 in 2016 to $424,000 in 2017 for single-family homes. Loans in excess of the maximum conforming loan limit (referred to as “jumbo loans”) may be originated for retention in our loan portfolio. We generally underwrite jumbo loans in the same manner as conforming loans.

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

Other than loans for the construction of one-to-four family residential mortgage loans (described under “—One-to Four-Family Residential Construction, Other Construction and Land, and Consumer Loans”) and home equity loans and lines of credit (described under “—Home Equity Loans and Lines of Credit”), presently we do not offer “interest only” mortgage loans (where the borrower pays only interest for an initial period, after which the loan converts to a fully amortizing loan) on one-to-four family residential properties.

We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower may pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

Home Equity Loans and Lines of Credit. At December 31, 2016, $50.3 million, or 6.7% of our loan portfolio, consisted of home equity loans and lines of credit. In addition to traditional one-to-four family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit are currently originated with fixed or adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences is 70% when combined with the principal balance of the existing mortgage loan. We require appraisals or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral.

Commercial Loans. At December 31, 2016, $41.3 million, or 5.5% of our loan portfolio, consisted of commercial loans. We make various types of secured and unsecured commercial loans to customers in our market areas in order to provide customers with working capital and for other general business purposes. The terms of these loans generally range from less than one year to a maximum of 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index. We seek to originate loans to small- to medium-sized businesses with principal balances between $150,000 and $750,000; however, we also originate government-guaranteed Small Business Administration, or SBA, loans with higher balances with the intent of selling the guaranteed portion into the secondary market. We also purchase the guaranteed portion of SBA loans in the secondary market to supplement our commercial loan originations.

Commercial credit decisions are based upon our credit assessment of each applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and assess the risks involved. Individuals owning 20% or more of the business and/or real estate are generally required to sign the note as co-borrowers or provide personal guarantees. In addition to evaluating the applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness. In addition, collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of similar duration because they have a higher risk of default with repayment generally depending on the successful operation of the borrower’s business and the sufficiency of any collateral.

One-to-Four Family Residential Construction, Other Construction and Land, and Consumer Loans. At December 31, 2016, $18.5 million, or 2.5% of our loan portfolio consisted of one-to-four family residential construction loans. Other construction and land loans comprised $60.6 million, or 8.1% of our loan portfolio. Consumer loans totaled $4.6 million, or 0.7% of our loan portfolio, and included automobile and other consumer loans. We make construction loans to owner-occupiers of residential properties, and to businesses for commercial properties. In the past, we made loans to developers for speculative residential construction; however, following the recession we have limited our speculative construction lending. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-value ratio based on the appraised value upon completion. Repayment of construction loans on non-residential properties is normally attributable to rental income, income from the borrower’s operating entity or the sale of the property. Repayment of loans on income-producing property is normally scheduled following completion of construction, when permanent financing is obtained. We typically provide permanent mortgage financing on our construction loans for income-producing property. Construction loans are interest-only during the construction period, which typically does not exceed 12 months, and convert to permanent, fully-amortizing financing following the completion of construction.

Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

At December 31, 2016, our largest other construction and land loan had a principal balance of $5.2 million and was secured by a first mortgage on single family residential real estate, as well as additional residential building lots. At December 31, 2016, this loan was performing in accordance with its terms.

Loan Originations, Purchases, Sales, Participations and Servicing. All residential loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Fannie Mae underwriting guidelines, as applicable. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one-to-four family residential mortgage loans are originated by our loan officers.

Historically, we have sold most of our 15-year and longer residential loans to Fannie Mae or non-government purchasers. During the years ended December 31, 2016, 2015, and 2014, we sold $34.5 million, $29.0 million, and $20.9 million, respectively, of conforming residential loans, primarily with terms of 15 years and longer. We sell our loans with the servicing rights retained on residential mortgage loans, and have no immediate plans to change this practice.

At December 31, 2016, we were servicing residential loans owned by third parties with an aggregate principal balance of $235.2 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for performing these servicing activities.

At December 31, 2016, we were servicing SBA loans having a gross loan amount of $26.4 million, of which the unguaranteed portion of $6.6 million has been retained by us and the guaranteed portion of $19.8 million has been sold in the secondary market.

At December 31, 2016, we were servicing commercial loan participations having a gross loan amount of $18.7 million, of which $16.0 million was retained by us and $2.7 million was owned by our co-participants.

From time to time, we have participated in loans originated by other financial institutions that service and remit payments to us. At December 31, 2016, the unpaid balance of these loans was $20.6 million.

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

Our policies and loan approval limits are established by the Bank Board. Loans in amounts up to individual loan authority limits set annually by management and the Bank Board can be approved by designated individual officers or officers acting together pursuant to our loan policy. Relationships in excess of these amounts require the approval of the Officers Loan Committee, Executive Loan Committee, or Directors Loan Committee within the authority limits set by the Bank Board. The Bank Board may approve loans up to the internal loans-to-one-borrower policy limit of $10.0 million, which is below the Bank’s regulatory loans-to-one-borrower limit of $22.2 million as of December 31, 2016.

We require appraisals or internally prepared evaluations of all real property securing one-to-four family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified, and our practice is to have local appraisers approved on an annual basis by the Bank Board. Internal evaluations are prepared only by individuals possessing the necessary skill and experience to meet regulatory competency requirements. Evaluations are reviewed by staff who report directly to the Chief Risk Officer to ensure independence from the loan production process.

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

Borrowings. Our borrowings consist of advances from the FHLB of Atlanta. At December 31, 2016, FHLB advances totaled $298.5 million, or 25.7% of total liabilities. At December 31, 2016, we had unused borrowing capacity with the FHLB of $13.9 million based on collateral pledged at that date. We had total additional credit availability with FHLB of $56.8 million as of December 31, 2016 if additional collateral was pledged. Advances from the FHLB of Atlanta are secured by our investment in the common stock of the FHLB of Atlanta, securities in our investment portfolio, and approved loans in our one-to-four family residential and commercial loan portfolios.

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

The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2016.

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

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance, permanently increasing the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. However, as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are exempt from the shareholder vote requirement until one year after we cease to be an “emerging growth company.” The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not. Many of the provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of any changes in law and any new regulations promulgated.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of our Board about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity. In 2016, the FDIC adopted a rule increasing the deposit insurance fund’s minimum reserve ratio from 1.15% to 1.35% by September 30, 2020, the cost of which increase is to be borne by depository institutions with total consolidated assets of $10 billion or more.

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

Net Worth and Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established by state and federal laws and regulations. The Commissioner requires that a savings bank maintains net worth not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. The Bank complied with the net worth requirements as of December 31, 2016.

In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. Under the FDIC’s risk-based capital measure, the minimum ratio (total risk-based capital ratio) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (tier 1 capital). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (tier 2 capital). At December 31, 2016, the Bank’s total risk- based capital ratio and tier 1 risk-based capital ratio were 17.43% and 16.33%, respectively, each was well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “tier 1 leverage capital ratio”) of tier 1 capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “tangible leverage ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2016, the Bank’s tier 1 leverage capital ratio was 11.06%, which was well above the FDIC’s minimum leverage capital guidelines.

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

The new rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a tier 1 leverage ratio of 4% for all institutions. The new rules eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The new rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity tier 1 capital and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%; (ii) a tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. At December 31, 2016, all of the Company’s and Bank’s capital ratios were well above the capital guidelines.

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

As of December 31, 2016, our legal loans-to-one borrower limit was $22.2 million, and at that date the largest aggregate amount of loans that the Bank had to any one borrower was $9.3 million.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “– Prompt Corrective Action,” below. As of December 31, 2016, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

FHLB System. The FHLB System provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2016, the Bank was in compliance with these requirements.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, all insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2016, the Bank met these reserve requirements.

Liquidity. The Bank is subject to the liquidity requirements established by the Commissioner. North Carolina law requires savings banks to maintain cash and readily marketable investments of not less than 10% of the savings bank’s total assets. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments that, in the judgment of the Commissioner, have a readily marketable value, including investments with maturities in excess of five years. On December 31, 2016, the Bank’s liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 15.9%.

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

As of December 31, 2016, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, the Company had an alternative minimum tax credit carryforward of approximately $0.4 million.

Net Operating Loss Carryovers. Generally, a financial institution may carry back federal net operating losses to the preceding two taxable years and carryforward to the succeeding 20 taxable years. At December 31, 2016, the Company had a $24.5 million net operating loss carryforward for federal income tax purposes and a $28.5 million net operating loss carryforward for North Carolina income tax purposes. See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Net Deferred Tax Assets”.

Corporate Dividends. The Company is able to exclude from its income 100% of the dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

The State of North Carolina imposes an income tax on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. During the third quarter of 2013, North Carolina reduced its corporate income tax rate from 6.9% to 6.0% effective January 1, 2014, and to 5.0% effective January 1, 2015. The rate was further reduced to 4.0% for the 2016 tax year and to 3.0% effective January 2, 2017. Our state income tax returns have not been audited in the most recent five-year period. Under North Carolina law, we are also subject to an annual franchise tax at a rate of 0.15% of equity. Effective for tax periods beginning January 1, 2017, the North Carolina franchise tax related to the holding company will increase to a maximum of $150,000 from $75,000 for prior periods. There is no maximum amount for the North Carolina franchise tax related to the Bank.

AVAILABLE INFORMATION

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on www.entegrabank.com as soon as reasonably practicable after the reports are electronically filed with the SEC. Our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are also available our internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. Any materials that we file with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, our corporate governance policies, including the charters of the Executive, Audit and Risk, Compensation, and Corporate Governance and Nominating Committees, the Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Business Conduct and Ethics for Senior Financial Officers may also be found under the “Investor Relations” section of our website. A written copy of the foregoing corporate governance policies is available upon written request.

 Item 1A. Risk Factors

The value of our deferred tax asset could be significantly reduced if corporate tax rates in the U.S. decline or as a result of other changes in the U.S. corporate tax system. Over the past several years, there have been discussions regarding decreasing the U.S. federal corporate tax rate, and such discussions have taken on a new focus and prominence given the new U.S. presidential administration and Congress. While we may benefit on a prospective net income basis from any decrease in corporate tax rates, proposals being discussed currently—such as lowering the corporate tax rate—could result in a material decrease in the value of our deferred tax asset, which would also result in a material reduction to our net income during the period in which the change is enacted. Our regulatory capital could also be reduced if the decrease in the value of our deferred tax asset exceeds certain levels. Given the number of uncertainties relating to the ultimate form any corporate tax reform may take, it is not possible to quantify the potential negative impact our income or regulatory capital that could result from corporate tax reform.

We may not be able to utilize all of our deferred tax asset. As of December 31, 2016, we had a net deferred tax asset of $19.0 million. Our ability to use our deferred tax asset is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is adjusted accordingly.

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

We may not be able to implement aspects of our growth strategy. Our growth strategy contemplates the future expansion of our business and operations both organically and by selective acquisitions of banks and the establishment of banking offices within our market areas and other contiguous markets in the Southeast. Implementing these aspects of our growth strategy depends, in part, on our ability to successfully identify acquisition opportunities and strategic partners that will complement our operating philosophy and to successfully integrate their operations, as well as generate loans and deposits of acceptable risk and expense. To successfully acquire or establish banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. In addition, we may not be able to identify suitable opportunities for further growth and expansion or, if it does, we may not be able to successfully integrate these new operations into its business.

As consolidation of the financial services industry continues, the competition for suitable acquisition candidates may further increase. We will compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than us and may be able to pay more for an acquisition than we are able or willing to pay.

We can offer no assurance that we will have opportunities to acquire other financial institutions or acquire or establish any new branches or loan production offices, or that we will be able to negotiate, finance and complete any opportunities available to us.

If we are unable to effectively implement our growth strategies, our business, results of operations and stock price may be materially and adversely affected.

Future expansion involves risks. Our acquisition of other financial institutions or parts of those institutions, or the establishment of de novo branch offices and loan production offices, involves a number of risks, including the risk that:

•	We may incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;

•	Estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;

•	The institutions we acquire may have distressed assets and there can be no assurance that we will be able to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;

•	We may be required to take writedowns or writeoffs, restructuring and impairment, or other charges related to the institutions we acquire that could have a significant negative effect on our financial condition and results of operations;

•	There may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;

•	We may not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our results of operations or result in dilution to our existing shareholders;

•	Our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business and we may not be able to successfully integrate such operations and personnel;

•	If we experience problems with system conversions, financial losses could be sustained from transactions processed incorrectly or not at all;

•	We may not be able to obtain regulatory approval for an acquisition;

•	We may enter new markets where we lack local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

•	We may introduce new products and services we are not equipped to manage or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

•	We may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which results in adverse short-term effects on our results of operations;
21

•	We may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, financial condition and stock price; or

•	We may lose key employees and customers.

We cannot assure you that we will be able to successfully integrate any banking offices that we acquire into our operations or retain the customers of those offices. If any of these risks occur in connection with our expansion efforts, it may have a material and adverse effect on our results of operations and financial condition.

New bank office facilities and other facilities may not be profitable. We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase our noninterest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches or loan production offices in new markets. In addition, we can provide no assurance that our expansion into any such new markets will successfully attract enough new business to offset the expenses of their operation. If we are not able to do so, our earnings and stock price may be negatively impacted.

Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition. In connection with any acquisitions, as required by accounting principles generally accepted in the United States (“GAAP”), we will record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions may result in us recording intangible assets, including deposit intangibles and goodwill. We will perform a goodwill valuation at least annually to test for goodwill impairment. Impairment testing is a two-step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Adverse conditions in its business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of any goodwill and may trigger impairment losses, which could be materially adverse to our results of operations, financial condition and stock price.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand. Our growth strategy contemplates that we may expand our business and operations to other contiguous markets in the Southeast through organic growth and selective acquisitions. We intend to primarily target market areas that we believe possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which we may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist it in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, results of operations and stock price.

Our return on equity may be low until we are able to leverage the capital we received from the stock offering. Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. We expect our return on equity to remain low until we are able to fully leverage the capital we received from the stock offering. Until we can increase our net interest income and noninterest income and fully leverage the capital raised in the stock offering, we expect our return on equity to remain low, which may reduce the value of our shares of common stock.

We may need additional access to capital, which we may be unable to obtain on attractive terms or at all. We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to it, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price negatively affected.

Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected. We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to our expenses and represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $9.3 million at December 31, 2016, as compared to $9.5 million as of December 31, 2015. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, which have been elevated in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies review our allowance for loan losses during their periodic examinations, and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. Any such increases may have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

Our commercial real estate loans generally carry greater credit risk than one-to-four family residential mortgage loans. At December 31, 2016, we had commercial real estate loans of $292.9 million, or 39.2% of total loans. These types of loans generally have higher risk-adjusted returns and shorter maturities than one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans can be negatively impacted by adverse conditions in the real estate market or the local economy. If loans that are collateralized by commercial real estate become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our concentration of construction financing may expose us to a greater risk of loss and hurt our earnings and profitability. At December 31, 2016, we had other construction and land loans of $60.6 million, or 8.1% of total loans, and one-to four-family residential construction loans of $18.5 million, or 2.5% of total loans outstanding, to finance construction and land development. These loans are dependent on the successful completion of the projects they finance; however, in recent years many construction and development projects in our primary market area have not been completed in a timely manner, if at all.

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

Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We offer different types of commercial loans to a variety of small- to medium-sized businesses, and intend to increase our commercial business loan portfolio in the future. The types of commercial loans offered are business lines of credit and term equipment financing. Our commercial business loans are primarily underwritten based on the cash flow of the borrowers and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. As of December 31, 2016, our commercial business loans totaled $41.3 million, or 5.5% of our total loan portfolio.

Our level of home equity loans and lines of credit lending may expose us to increased credit risk. At December 31, 2016, we had home equity loans and lines of credit of $50.3 million, or 6.7% of total loans. Home equity loans and lines of credit typically involve a greater degree of risk than one-to-four family residential mortgage loans. Equity line lending allows customer to access an amount up to his or her line of credit limit for the term specified in their agreement. At the expiration of the term of an equity line, a customer may have the entire principal balance outstanding as opposed to a one-to-four family residential mortgage loan where the principal is disbursed entirely at closing and amortizes throughout the term of the loan. We cannot predict when and to what extent our customers will access their equity lines. While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

We continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values. We foreclose on and take title to real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of our operations is referred to as “real estate owned” or “REO.” At December 31, 2016, we had REO with an aggregate book value of $4.2 million. We obtain appraisals prior to taking title to real estate and periodically thereafter. However, in the event of deterioration in real estate prices in our market areas, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we cannot assure investors that the losses associated with REO will not exceed the estimated amounts, which would adversely affect future results of our operations.

The calculation for the adequacy of write-downs of our REO is based on several factors, including the appraised value of the real property, economic conditions in the property’s sub-market, comparable sales, current buyer demand, availability of financing, entitlement and development obligations and costs and historic loss experience. All of these factors have caused significant write-downs in recent years and can change without notice based on market and economic conditions. Since 2007, higher REO balances have led to greater expenses as we have incurred costs to manage and dispose of the properties. We expect that our earnings will continue to be negatively affected by various expenses associated with REO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are utilized in REO. Moreover, our ability to sell REO is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any material decrease in market prices may lead to further REO write-downs, with a corresponding expense in our statement of operations. Further write-downs on REO or an inability to sell REO properties could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, the management and resolution of non-performing assets, which include REO, increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities. The expenses associated with REO and any further property write-downs could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business. A significant portion of our loan portfolio is secured by real estate. As of December 31, 2016, 93.8% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our results of operations, financial condition and the value of our common stock could be adversely affected.

Concentration of collateral in our primary market area may increase the risk of increased non-performing assets. Our primary market area consists of the western North Carolina counties of Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania and Upstate South Carolina counties of Anderson, Greenville, Pickens, and Spartanburg. At December 31, 2016, approximately $563.1 million, or 75.4%, of our loans were secured by real estate located within our primary area. A decline in real estate values in our primary market area would lower the value of the collateral securing loans on properties in this area, and may increase our level of non-performing assets.

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

We rely on the mortgage secondary market for some of our liquidity. In 2016, we sold __% of the mortgage loans we originated in the secondary markets to Fannie Mae and others. We rely on Fannie Mae and others to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and other agencies. The exact effects of any such reforms are not yet known, but they may limit our ability to sell conforming loans to Fannie Mae and others. If we are unable to continue to sell conforming loans to these agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.

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

Our stock-based benefit plan will increase our costs, which will reduce our income. We have adopted a stock-based benefit plan through which we can award participants shares of our common stock (at no cost to them), options to purchase shares of our common stock and/or other equity-based compensation. The number of shares of restricted stock or stock options reserved for issuance under the plan will not exceed 3% and 7%, respectively, of our total outstanding shares. We may grant shares of common stock and stock options in excess of these amounts if an additional stock-based benefit plan is adopted in the future. The stock options and shares of restricted stock granted under our stock-based benefit plan are expensed by us over their vesting period at the fair market value of the shares on the date they are awarded. Accordingly, further grants made under the plan will increase our costs, which will reduce our net income.

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

Financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations. In 2010, Congress enacted the Dodd-Frank Act. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although many of these regulations have been promulgated, many additional regulations are expected to be issued in 2017 and thereafter.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital requirements are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

The fair value of our investments could decline. As of December 31, 2016, all of our investment portfolio was designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

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

The FASB issued the current expected credit losses (CECL) standard which will be effective in 2020, which changes the manner in which the allowance for credit losses is established and evaluated from the concept of incurred losses to that of expected losses. The effect of this change in accounting standard on our financial position and results of operations has not been quantified; however, if it results in a material increase in our allowance and future provisions for credit losses, this could have a material adverse effect on our financial condition and results of operations.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses. We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies; the use of the internet and telecommunications technologies to conduct financial transactions; and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber-attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

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

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock. We may issue additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in the event of liquidation, which could negatively affect the value of our common stock. In the future, we may issue additional debt or equity securities, including securities convertible into equity securities. In the event of our liquidation, the holders of our debt and preferred securities must be satisfied before any distributions can be made on our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate with certainty the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We operate from our corporate headquarters and, as of December 31, 2016, 15 branches located in our primary market area within western North Carolina and Upstate South Carolina. The net book value of our premises, land and equipment was $20.2 million at December 31, 2016. The following table sets forth information with respect to our full-service banking offices and other locations as of December 31, 2016.

Banking Center (1)	Location	Year Established	Owned/ Leased	Deposits at December 31, 2016 (in thousands)
Franklin Main	50 West Main Street, Franklin, NC	1922	Owned	$223,499
Murphy	12 Peachtree Street, Murphy, NC	1981	Owned	56,227
Franklin Holly Springs Plaza	30 Hyatt Road, Franklin, NC	1993	Owned	50,881
Highlands	473 Carolina Way, Highlands, NC	1995	Owned	45,272
Sylva	498 East Main Street, Sylva, NC	1999	Owned	49,001
Hendersonville—Laurel Park	640 North Main Street, Hendersonville, NC	1996	Owned	67,815
Brevard Branch	2260 Asheville Highway, Brevard, NC	1997	Owned	52,462
Hendersonville—Eastside	1617 Spartanburg Highway, Hendersonville, NC	1997	Leased	37,066
Cashiers Branch	500 U.S. Highway 64, Cashiers, NC	2002	Owned	45,955
Columbus Branch	160 W. Mill Street, Columbus, NC	2007	Owned	46,595
Saluda	108 East Main Street, Saluda, NC	2007	Leased	27,047
Waynesville (2)	2045 S. Main Street, Waynesville, NC	2016	Owned	68,843
Greenville	501 Roper Mountain Road, Greenville, SC	2015	Owned	10,783
Anderson (3)	602 North Main Street, Anderson, SC	2015	Owned	12,182
Chesnee (3)	110 South Alabama Avenue, Chesnee, SC	2015	Owned	36,385
				$830,013
Other offices
Corporate Office and Operations	14 One Center Court, Franklin, NC	2004	Owned	N/A
Mortgage Processing Office	3640 East 1st Street, Suite 202, Blue Ridge, GA	2013	Leased	N/A
Loan Production Office	133 Thomas Green Blvd., Suite 200, Clemson, SC	2016	Leased	N/A
Loan Production Office (2)	1200 Ridgefield Blvd., Suite 258, Asheville, NC	2016	Leased	N/A

(1) - In February 2017, we acquired two branches in Jasper, Georgia, increasing our branch network to 17 full-service banking offices and two loan production offices.

(2) - Acquired on April 1, 2016.

(3) - Acquired on December 11, 2015.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Market under the symbol “ENFC.” The common stock was issued at a price of $10.00 per share in connection with the mutual to stock conversion of Macon Bancorp and the initial public offering of our common stock. The common stock commenced trading on the Nasdaq Global Market on October 1, 2014. As of the close of business on March 8, 2017, there were 6,467,946 shares of common stock outstanding held by approximately 360 holders of record.

The following table sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Market for the periods indicated.

	High	Low
2016
First quarter	$18.91	$16.24
Second quarter	17.83	17.16
Third quarter	18.43	17.40
Fourth quarter	20.60	18.00

2015
First quarter	$15.86	$14.30
Second quarter	18.24	15.50
Third quarter	18.45	17.34
Fourth quarter	19.59	16.87

The Company did not declare any dividends to its shareholders during the years ended December 31, 2016 or 2015. See Item 1, “Business—Supervision and Regulation,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

	Cumulative Total Return (1)
	10/1/2014 (2)	12/31/2014	12/31/2015	12/31/2016
Entegra Financial Corp.	$100	$144	$194	$206
NASDAQ Composite Index	100	107	113	122
NASDAQ Bank Index	100	105	103	130

(1) Total return includes reinvestment of dividends.

(2) Date of initial public offering.

The graph and table compare our cumulative total shareholders return on our common stock with the NASDAQ Composite Index and the NASDAQ Bank Index. Returns are calculated on a total return basis, assuming the reinvestment of dividends and assuming that $100 was originally invested on October 1, 2014, the first day our common stock was traded.

The following sets forth information regarding our common stock repurchases during the fourth quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2016 to October 31, 2016	24,568	$18.10	24,568	222,750
November 1, 2016 to November 31, 2016	—	—	—	222,750
December 1, 2016 to December 31, 2016	—	—	—	222,750
Total	24,568	$18.10	24,568	222,750

(1) - On January 28, 2016, we announced the authorization to repurchase up to 327,318 shares of our common stock through January 27, 2017. On February 24, 2017, we announced the extension of the stock repurchase program through February 23, 2018.

(2) - Approximately 104,568 shares have been repurchased to date, leaving a balance of 222,750 shares that may be purchased under the stock repurchase program, as extended.

The following table sets forth certain information regarding shares issuable upon exercise of outstanding options and rights under equity compensation plans, and shares remaining available for future issuance under equity compensation plans, in each case as of December 31, 2016.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders			101,857
Stock Options	407,200	$18.41
Restricted Stock Units	145,580	—
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	552,780	$13.56	101,857
34

Item 6. Selected Financial Data

The following tables should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data,” below.

(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Selected Financial Condition Data:
Total assets	$1,292,877	$1,031,416	$903,648	$784,893	$769,939
Cash and cash equivalents	43,294	40,650	58,982	34,281	25,362
Investment securities	403,502	284,740	249,144	176,472	131,091
Loans receivable, net	735,056	614,611	529,407	507,623	545,850
Bank owned life insurance	31,347	20,858	20,417	19,961	19,479
Real estate owned	4,226	5,369	4,425	10,506	19,755
Deposits	830,013	716,617	703,117	684,226	675,098
FHLB advances	298,500	153,500	60,000	40,000	25,000
Junior subordinated debt	14,433	14,433	14,433	14,433	14,433
Total equity	133,068	131,469	107,319	32,518	42,294

Selected Operating Data:
Interest income	$40,520	$33,144	$32,445	$31,451	$34,567
Interest expense	6,032	5,723	6,573	6,988	9,635
Net interest income	34,488	27,421	25,872	24,463	24,932

Provision for loan losses	274	(1,500)	33	4,358	7,878
Net interest income after provision for loan losses	34,214	28,921	25,839	20,105	17,054

Noninterest income	7,846	5,795	6,079	6,134	7,926
Noninterest expense	32,189	27,630	23,767	26,179	25,058
Income (loss) before income tax expense (benefit)	9,871	7,086	8,151	60	(78)
Income tax expense (benefit)	3,495	(16,739)	2,208	475	(1,011)
Net income (loss)	$6,376	$23,825	$5,943	$(415)	$933
35

(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.55%	2.51%	0.71%	(0.05)%	0.11%
Return on average equity (1)	4.71	19.78	10.39	(1.02)	2.18
Tax equivalent net interest rate spread	3.16	2.96	3.19	3.33	3.23
Tax equivalent net interest margin	3.28	3.11	3.32	3.43	3.43
Efficiency ratio (2)	76.04	83.18	74.42	85.59	76.26
Noninterest expense to average total assets	2.76	2.91	2.85	3.37	3.07
Average interest-earning assets to average interest-bearing liabilities	121.77	123.99	115.89	110.47	108.75
Tangible equity to tangible assets (3)(6)	10.08	12.64	11.88	4.14	5.49
Average equity to average assets	11.63	12.71	6.85	5.21	5.24

Asset Quality Ratios:
Non-performing loans to total loans (4)	0.81%	1.17%	3.10%	2.99%	3.16%
Non-performing assets to total assets (5)	0.79	1.23	2.35	3.33	4.87
Allowance for loan losses to non-performing loans	154.03	129.96	65.98	91.19	83.91
Allowance for loan losses to total loans	1.25	1.52	2.05	2.73	2.65
Net charge-offs to average loans	0.06	0.02	0.60	0.93	1.66
Loan loss provision/ net charge-offs	63.72	(1,351.35)	1.03	87.49	81.10

Capital Ratios (Bank level only):
Total capital (to risk-weighted assets)	17.43%	19.34%	21.15%	11.97%	11.49%
Tier I capital (to risk-weighted assets)	16.33	18.07	19.89	10.70	10.22
Common Equity Tier 1 capital (to risk-weighted assets)	16.33	18.07	N/A	N/A	N/A
Tier I capital (to average assets)	11.06	12.05	11.91	7.02	7.16

Capital Ratios (Company):
Total capital (to risk-weighted assets)	17.72%	22.04%	24.50%	11.79%	11.31%
Tier I capital (to risk-weighted assets)	16.62	20.78	23.24	10.52	10.04
Common Equity Tier 1 capital (to risk-weighted assets)	15.33	19.55	N/A	N/A	N/A
Tier I capital (to average assets)	11.28	13.85	13.94	6.90	7.03

Per Share Data:
Earnings per share - basic	$0.98	$3.64	$0.91	N/A	N/A
Earnings per share - diluted	0.98	3.64	0.91	N/A	N/A
Cash dividends declared	—	—	—	N/A	N/A
Book value at end of year	20.57	20.08	16.39	N/A	N/A
Tangible book value at end of year (6)	20.10	19.88	16.39	N/A	N/A

Other Data:
Number of offices	15	14	11	11	11
Full time equivalent employees	239	213	187	185	169

(1)-Return on average equity for the year ended December 31, 2014 reflects our actual average equity, and would have been adversely impacted had the $63.7 million in net stock offering proceeds been outstanding for the entire year.

(2)-The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(3)-Mortgage servicing rights are included in tangible assets and tangible equity.

(4)-Non-performing loans include non-accruing loans.

(5)-Non-performing assets include non-performing loans and REO.

(6)-Non-GAAP measure, see page 38 for a reconcilation of GAAP to non-GAAP measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Entegra Financial Corp. was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from the mutual to stock form of organization. Prior to the completion of the conversion, Entegra Financial Corp. did not engage in any significant activities other than organizational activities. Also on September 30, 2014, Entegra Financial Corp. completed the initial public offering of its common stock. In this Discussion and Analysis section, terms such as “we,” “us,” “our” and the “Company” refer to Entegra Financial Corp. and, for periods prior to September 30, 2014, Macon Bancorp.

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

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section include financial measures that do not conform to U.S. generally accepted accounting principles, or GAAP and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the accompanying tables discuss financial measures, such as core net interest income, core noninterest expense, core net income, core return on average assets, core return on average equity, and core efficiency ratio, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

 RECONCILIATION OF NON-GAAP MEASURES

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Core Net Interest Income
Net Interest income (GAAP)	$34,488	$27,421	$25,872	$24,463	$24,932
One-time deferred interest and discounts	—	—	(1,125)	—	—
Core net interest income (Non-GAAP)	$34,488	$27,421	$24,747	$24,463	$24,932

Core Noninterest Expense
Noninterest expense (GAAP)	$32,189	$27,630	$23,767	$26,179	$25,058
FHLB prepayment penalty	(118)	(1,762)	—	—	—
Merger-related expenses	(2,197)	(329)	—	—	—
Core noninterest expense (Non-GAAP)	$29,874	$25,539	$23,767	$26,179	$25,058

Core Net Income (Loss)
Net income (loss) (GAAP)	$6,376	$23,825	$5,943	$(415)	$933
One-time deferred interest and discounts	—	—	(1,125)	—	—
Negative provision for loan losses	—	(1,500)	—	—	—
FHLB prepayment penalty	118	1,762	—	—	—
Merger-related expenses	2,197	329	—	—	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	(810)	(19,426)	(251)	454	(984)
Core net income (Non-GAAP)	$7,881	$4,990	$4,567	$39	$(51)

Core Earnings Per Share
Earnings per share (GAAP)	$0.98	$3.64	$0.91	N/A	N/A
One-time deferred interest and discounts	—	—	(0.17)	N/A	N/A
Negative provision for loan losses	—	(0.23)	—	N/A	N/A
FHLB prepayment penalty	0.02	0.27	—	N/A	N/A
Merger-related expenses	0.34	0.05	—	N/A	N/A
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	(0.12)	(2.97)	(0.04)	N/A	N/A
Core earnings per share (Non-GAAP)	$1.21	$0.76	$0.70	N/A	N/A

Core Return on Average Assets
Return on Average Assets (GAAP)	0.55%	2.51%	0.71%	-0.05%	0.11%
Effect to adjust for one-time deferred interest and discounts	—	—	(0.13)	—	—
Effect to adjust for negative provision for loan losses	—	(0.16)	—	—	—
Effect to adjust for FHLB prepayment penalty	0.01	0.18	—	—	—
Effect to adjust for merger-related expenses	0.12	0.03	—	—	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	(0.09)	(2.05)	(0.03)	0.06	(0.12)
Core Return on Average Assets (Non-GAAP)	0.60%	0.53%	0.55%	0.01%	-0.01%

Core Return on Average Equity (2)
Return on Average Equity (GAAP)	4.71%	19.78%	10.39%	-1.02%	2.18%
Effect to adjust for one-time deferred interest and discounts	—	—	(1.97)	—	—
Effect to adjust for negative provision for loan losses	0.00	(1.24)	—	—	—
Effect to adjust for FHLB prepayment penalty	0.10	1.46	—	—	—
Effect to adjust for merger-related expenses	1.05	0.27	—	—	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	—	(16.13)	(0.44)	1.12	(2.29)
Core Return on Average Equity (Non-GAAP)	5.86%	4.14%	7.98%	0.10%	-0.11%

Core Efficiency Ratio
Efficiency ratio (GAAP)	76.04%	83.18%	74.44%	85.59%	76.26%
Effect to adjust for one-time deferred interest and discounts	—	—	2.71	—	—
Effect to adjust for FHLB prepayment penalty	(0.28)	(5.30)	—	—	—
Effect to adjust for merger-related expenses	(5.19)	(0.99)	—	—	—
Core Efficiency Ratio (Non-GAAP)	70.56%	76.89%	77.15%	85.59%	76.26%

Tangible Book Value Per Share
Book Value (GAAP)	$133,068	$131,469	$107,319	N/A	N/A
Goodwill and intangibles	(3,044)	(1,301)	—	N/A	N/A
Book Value (Tangible)	130,024	130,168	107,319	N/A	N/A
Outstanding shares	6,467,550	6,546,375	6,546,375	N/A	N/A
Tangible Book Value Per Share	$20.10	$19.88	$16.39	N/A	N/A

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

Overview

We are a bank holding company with assets of $1.29 billion at December 31, 2016. We provide a full range of financial services through 15 full-service banking offices located in Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania counties, North Carolina and Anderson, Greenville, and Spartanburg counties, South Carolina and loan production offices in Asheville, North Carolina and Clemson, South Carolina. Additionally, in February 2017, we acquired two branches in Jasper, Georgia, increasing our branch network to 17 full-service banking offices and two loan production offices. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

During the year ended December 31, 2016, we continued to successfully execute our key strategic initiatives of stabilizing the loan portfolio and improving asset quality, while generating earnings and increasing capital. Building on our acquisition of two South Carolina branches from Arthur State Bank in December, 2015, we completed our first whole bank acquisition in the second quarter of 2016 when we acquired Old Town Bank of Waynesville, North Carolina. Our continued focus will be on loan growth to increase our net interest income, implementing opportunities to increase fee income, improving asset quality and closely monitoring operating expenses. We strive to be well-positioned for changes in both the economy and interest rates, regardless of the timing or direction of these changes. Management regularly assesses our balance sheet, capital, liquidity and operational infrastructure in order to be positioned to take advantage of opportunities for growth as they may arise.

Our results of operations are significantly affected by general economic and competitive conditions in our market areas and nationally, as well as changes in interest rates, sources of funding, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Strategic Plan

We continue to execute on our strategic plan which includes the following key components:

•	Building a franchise that will provide above-average shareholder returns;
•	Seeking acquisition opportunities that have reasonable earn-back periods and are accretive to return on equity while minimizing book value dilution;
•	Building long-term franchise value by diversifying into high growth markets geographically contiguous to our current markets;
•	Building deposits in rural markets;
•	Maximizing our capital leverage through organic and acquired asset growth; and
•	Rational use of share repurchases to supplement shareholder returns and return excess capital to shareholders, but not at the expense of building long-term value.

Recent Events

On February 24, 2017, the we announced the extension of our previously announced stock repurchase program (the “Stock Repurchase Program”) through February 23, 2018. The Stock Repurchase Program allows for the repurchase of up to 327,318 shares of our common stock, representing approximately 5% of our outstanding shares. Approximately 104,568 shares have been repurchased under the Stock Repurchase Program through December 31, 2016, leaving a balance of 222,750 shares that may be purchased under the Stock Repurchase Program, as extended.

On February 24, 2017, we completed the acquisition of two branches in Jasper, Georgia from Stearns Bank, N.A. (“Stearns”). In accordance with the Purchase and Assumption Agreement, dated October 19, 2016, by and between us and Stearns, we acquired the bank facilities and certain other assets and assumed approximately $153.0 million of deposits, paying a deposit premium of 3.65%. Following a system conversion the two branches opened as Entegra Bank on February 27, 2017.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

We monitor collateral values of collateral-dependent impaired loans and periodically update our determination of the fair value of the collateral. Appraisals and evaluations are performed for collateral-dependent impaired loans at least every 12 to 18 months. In determining the fair value of collateral, market values are discounted to take into account typical selling expenses and closing costs if foreclosure of the property is deemed likely. We generally discount current market values by 10% to reflect the typical selling expenses, inclusive of real estate commissions charged on the sale by brokers in our markets. The discount applied for legal fees varies depending on the nature and anticipated complexity of the foreclosure, with a higher discount applied when the foreclosure is expected to be complex.

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

Real Estate Owned (“REO”). REO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. The cost or fair value is then reduced by estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time a property has been on the market and anticipated sales values, which may result in adjustments to the collateral value estimates. At the time of foreclosure or initial possession of collateral, any excess loan balance over the fair value of the REO is treated as a charge against the allowance for loan losses.

Subsequent declines in the fair value of REO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of REO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of REO. Management reviews the value of REO each quarter and adjusts the values as appropriate. Appraisals are obtained no less frequently than every 12 to 18 months. Any subsequent adjustments to the value, gains or losses on sales, and REO expenses are recorded in “Net cost of operation of real estate owned” which is a component of noninterest expense.

Stock-based Compensation. We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant vesting period on a straight-line basis, and adjusted each period for anticipated forfeitures. Stock-based compensation is recognized only for awards that vest, and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date.

Tax benefits realized upon the vesting of restricted shares that exceed the expense previously recognized for reporting purposes are recorded through the income statement as income tax benefit. If the tax benefit upon vesting is less than the expense previously recorded, the shortfall is recorded through the income statement as income tax expense.

Comparison of Financial Condition at December 31, 2016 and 2015

Total assets increased $261.5 million, or 25.3%, to $1.29 billion at December 31, 2016 from $1.03 billion at December 31, 2015. Excluding assets totaling $110.0 million acquired from Old Town Bank in the second quarter of 2016, we experienced organic growth in 2016 of $151.5 million, or 14.7%, as we continued to leverage our capital with loans and investment securities.

Total liabilities increased $259.9 million, or 28.9%, to $1.2 billion at December 31, 2016 from $899.9 million at December 31, 2015, due primarily to the $145.0 million increase in FHLB advances and $113.4 million increase in deposits including $88.7 million assumed in the Old Town Bank acquisition.

Total equity increased $1.6 million, or 1.2%, to $133.1 million at December 31, 2016 from $131.5 million at December 31, 2015. This 2016 increase was primarily attributable to $6.4 million of net income and $0.9 million of stock-based compensation, partially offset by a $3.7 million decline in the market value of investment securities and $1.9 million of share repurchases.

Cash and Cash Equivalents

Total cash and cash equivalents increased $2.6 million, or 6.5%, to $43.3 million at December 31, 2016 from $40.7 million at December 31, 2015. We continue to hold adequate levels of liquid and short-term assets.

Loans

The following table presents our loan portfolio composition and the corresponding percentage of total loans as of the dates indicated. Other construction and land loans include residential acquisition and development loans, commercial undeveloped land and one-to-four family improved and unimproved lots. Commercial real estate includes non-residential owner occupied and non-owner occupied real estate, multi-family, and owner-occupied investment property. Commercial business loans include unsecured commercial loans and commercial loans secured by business assets.

	December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Real estate loans:
One- to four-family residential	$278,437	37.3%	$248,633	39.7%	$227,209	41.8%	$225,520	43.1%	$227,726	40.5%
Commercial	292,879	39.2	214,413	34.2	179,435	33.0	155,633	29.7	173,529	30.8
Home equity loans and lines of credit	50,334	6.7	53,446	8.5	56,561	10.4	56,836	10.9	62,090	11.0
Residential construction	18,531	2.5	7,848	1.3	7,823	1.4	8,952	1.7	10,309	1.8
Other construction and land	60,605	8.1	57,316	9.1	50,298	9.3	64,927	12.4	76,788	13.6
Commercial	41,306	5.5	41,046	6.6	19,135	3.5	8,285	1.6	9,771	1.8
Consumer	4,594	0.7	3,639	0.6	3,200	0.6	3,654	0.7	2,676	0.5
Total loans, gross	746,686	100%	626,341	100%	543,661	100%	523,807	100%	562,889	100%

Less: Net deferred loan fees	(923)		(1,388)		(1,695)		(1,933)		(2,165)
Fair value discount	(857)		(72)		—		—		—
Unamortized premium	605		557		—		—		—
Unamortized discount	(1,150)		(1,366)		(1,487)		—		—
Total loans, net	$744,361		$624,072		$540,479		$521,874		$560,724
Percentage of total assets	57.6%		60.5%		59.8%		66.5%		72.8%

In mid-2007, as economic conditions began to deteriorate, management recognized the need to reduce our concentration in higher risk loans, especially other construction and land development loans. Since then we have continued to reduce the concentration in other construction and land loans. As of December 31, 2016, other construction and land loans had fallen to 8.1% of total loans, compared to 13.6% as of December 31, 2012. Reductions have been achieved through payoffs of maturing loans, controlled loan originations, and foreclosure of non-performing loans.

Prior to 2014, our loan portfolio declined due to a number of factors including: (i) management’s desire to reduce the loan portfolio due to capital limitations during that period; (ii) weak market conditions and soft loan demand from qualified borrowers; and (iii) an increased rate of foreclosures and charge-offs. During 2014, we began to experience moderate growth in loan demand within our primary market area which continued in 2015 and 2016. During 2016, net loans increased $120.3 million, or 19.3%, to $744.4 million at December 31, 2016 compared to $624.1 million at December 31, 2015, positively impacted by the Old Town Bank acquisition which accounted for $64.8 million of loans.

Our loan growth has also been enhanced by our new loan production offices in Clemson, SC and Asheville, NC and the hiring of additional commercial lenders. We believe that economic conditions in our primary market area are continuing to improve, albeit at a moderate pace, and that these improving conditions are contributing to an increase in loan demand. The amount of commercial real estate loans as a percentage of total loans continues to increase as we continue to shift our lending focus to these loan types as we develop stronger commercial relationships in all of our markets.

Included in loans receivable and other borrowings at December 31, 2016 are $2.7 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

As of December 31, 2016, our largest lending relationship was with a local municipality located in our primary market area. As of December 31, 2016, the borrower had an outstanding principal loan balance of $9.3 million. The loan is collateralized by a special obligation bond and was performing as of December 31, 2016. The next nine largest lending relationships accounted for 44 loans and had an aggregate principal loan balance of $62.1 million as of December 31, 2016. All of the loans within these nine relationships were performing as of December 31, 2016.

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

	December 31, 2016
(Dollars in thousands)	One year or less	Over one year to five years	Over five years	Total
Real estate loans:
One- to four-family residential	$4,250	$24,387	$249,800	$278,437
Commercial	16,928	66,136	209,815	292,879
Home equity loans and lines of credit	3,801	19,269	27,264	50,334
Residential construction	8,151	4,381	5,999	18,531
Other construction and land	7,709	23,182	29,714	60,605
Commercial	4,298	16,495	20,513	41,306
Consumer	133	3,214	1,247	4,594
Total loans, gross	$45,270	$157,064	$544,352	$746,686

Longer term one-to-four family residential, construction, commercial real estate, and home equity loans and lines of credit typically carry interest rates which adjust to U.S. Treasury indices or The Wall Street Journal Prime Rate. Longer term one-to-four family residential construction loans represent construction-permanent loans which, upon completion of the construction phase, become one-to-four family residential real estate loans.

The following table sets forth the dollar amount of all loans at December 31, 2016 that have contractual maturities after December 31, 2017 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	December 31, 2016
(Dollars in thousands)	Fixed	Floating or adjustable	Total
Real estate loans:
One- to four-family residential	$122,297	$151,890	$274,187
Commercial	105,304	170,647	275,951
Home equity loans and lines of credit	5,714	40,819	46,533
Residential construction	6,238	4,142	10,380
Other construction and land	27,502	25,394	52,896
Commercial	20,953	16,055	37,008
Consumer	4,220	241	4,461
Total	$292,228	$409,188	$701,416

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We had no loans past due 90 days or more that are still accruing interest at December 31, 2016.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At December 31, 2016
Real estate loans:
One- to four-family residential	$4,931	$1,116	$554	$6,601
Commercial	1,383	1,800	1,681	4,864
Home equity loans and lines of credit	126	44	233	403
One- to four-family residential construction	180	—	—	180
Other construction and land	467	—	919	1,386
Commercial	368	—	—	368
Consumer	62	1	—	63
Total loans	$7,517	$2,961	$3,387	$13,865
% of total loans, net	1.01%	0.40%	0.45%	1.86%

At December 31, 2015
Real estate loans:
One- to four-family residential	$5,610	$1,260	$1,205	$8,075
Commercial	1,585	—	605	2,190
Home equity loans and lines of credit	369	38	322	729
One- to four-family residential construction	—	—	—	—
Other construction and land	208	397	138	743
Commercial	625	—	—	625
Consumer	12	4	—	16
Total loans	$8,409	$1,699	$2,270	$12,378
% of total loans, net	1.35%	0.27%	0.36%	1.98%

At December 31, 2014
Real estate loans:
One- to four-family residential	$6,298	$448	$2,669	$9,415
Commercial	2,136	909	1,006	4,051
Home equity loans and lines of credit	557	528	759	1,844
One- to four-family residential construction	—	—	65	65
Other construction and land	1,530	964	473	2,967
Commercial	—	22	—	22
Consumer	247	4	1	252
Total loans	$10,768	$2,875	$4,973	$18,616
% of total loans, net	1.99%	0.53%	0.92%	3.44%

At December 31, 2013
Real estate loans:
One- to four-family residential	$5,539	$669	$2,587	$8,795
Commercial	4,746	53	722	5,521
Home equity loans and lines of credit	313	29	350	692
One- to four-family residential construction	120	—	—	120
Other construction and land	499	185	970	1,654
Commercial	—	35	—	35
Consumer	18	9	—	27
Total loans	$11,235	$980	$4,629	$16,844
% of total loans, net	2.15%	0.19%	0.89%	3.23%

At December 31, 2012
Real estate loans:
One- to four-family residential	$5,903	$1,510	$4,018	$11,431
Commercial	7,178	1,783	2,372	11,333
Home equity loans and lines of credit	359	576	785	1,720
One- to four-family residential construction	—	302	194	496
Other construction and land	1,141	136	6,234	7,511
Commercial	55	—	12	67
Consumer	15	—	—	15
Total loans	$14,651	$4,307	$13,615	$32,573
% of total loans, net	2.61%	0.77%	2.43%	5.81%
46

Total delinquencies as a percentage of net loans have decreased from 5.81% at December 31, 2012 to 1.86% at December 31, 2016, representing a decrease of 68.7% over the period. Loans past due 90 days and over and on non-accrual have experienced a greater decline, decreasing from 2.43% at December 31, 2012, to 0.45% at December 31, 2016, a decrease of 82.7% over the period. The decrease in delinquencies is consistent with the improving economic health of our primary market area.

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

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,125	$2,893	$5,661	$2,794	$5,367
Commercial	3,536	3,628	7,011	10,212	4,664
Home equity loans and lines of credit	250	320	1,347	350	852
Residential construction	—	—	65	—	655
Other construction and land	1,042	384	2,679	2,068	6,176
Commercial	41	55	15	190	12
Consumer	47	—	2	13	1

Total non-performing loans	6,041	7,280	16,780	15,627	17,727

REO:
One- to four-family residential	1,336	1,384	220	1,076	3,779
Commercial	722	1,123	774	2,988	5,049
Residential construction	—	—	—	210	1,176
Other construction and land	2,168	2,862	3,431	6,232	9,751

Total foreclosed real estate	4,226	5,369	4,425	10,506	19,755

Total non-performing assets	$10,267	$12,649	$21,205	$26,133	$37,482

Troubled debt restructurings still accruing	$9,882	$11,206	$18,760	$23,015	$21,408

Ratios:
Non-performing loans to total loans	0.81%	1.17%	3.10%	2.99%	3.16%
Non-performing assets to total assets	0.79%	1.23%	2.35%	3.33%	4.87%

Non-performing loans as a percentage of total loans decreased from 3.16% at December 31, 2012, to 0.81% at December 31, 2016, representing a decrease of 74.4% over the period. Similarly, non-performing assets as a percentage of total assets decreased from 4.87% at December 31, 2012, to 0.80% at December 31, 2016, representing a decrease of 83.6% over the period. This decrease in non-performing loans and non-performing assets is due to a combination of the improving economy and the Bank’s aggressive resolution and disposal of non-performing loans and non-performing assets by means of restructure, foreclosure, deed in lieu of foreclosure and short sales for less than the amount of the indebtedness, in which cases the deficiency is charged-off.

Non-performing loans decreased $1.2 million, or 16.7%, to $6.0 million at December 31, 2016 compared to $7.3 million at December 31, 2015. This decrease in non-performing loans is attributable to loan payoffs, transfers to REO, charge-offs, and the return of loans to accrual status upon the determination that ultimate collectability of all amounts contractually due is not in doubt.

REO decreased $1.1 million, or 21.3%, to $4.2 million at December 31, 2016 from $5.4 million at December 31, 2015. Most of the transfers to REO during 2016 were one-to-four family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO and have had moderate success in liquidating the properties. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

Troubled Debt Restructurings (“TDRs”)

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession that we would not otherwise consider, for other than an insignificant period of time, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early so that we may work with them to modify their loans before they reach nonaccrual status. Modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, periods of interest-only payments, and principal deferments. While unusual, there may be instances of forgiveness of loan principal. We individually evaluate all substandard loans that experienced a modification of terms to determine if a TDR has occurred.

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

The following table presents our TDRs by accrual status as of the dates indicated.

	December 31,
(Dollars in thousands)	2016	2015
TDRs still accruing interest	$9,882	$11,206
TDRs not accruing interest	2,782	3,395
Total TDRs	$12,664	$14,601

As noted in the above table, the majority of our borrowers with restructured loans have been able to comply with the revised payment terms for at least six consecutive months, resulting in their respective loans being restored to accrual status.

The following table presents details of TDRs made in each of the periods indicated:

Year Ended December 31,	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
2016	None	—	$—	$—

2015	Forgiveness of principal	1	$1,988	$1,693
	Extended payment terms	1	833	833
	Total	2	$2,821	$2,526

2014	Interest rate concessions	6	$968	$875
	Extended payment terms	10	7,508	5,940
	Total	16	$8,476	$6,815
48

During 2016, we continued to be proactive in working with borrowers to identify potential issues and restructure certain loans to prevent future losses.

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

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Classified loans:
Substandard	$12,353	$19,196	$31,205	$47,019	$58,864
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	12,353	19,196	31,205	47,019	58,864
As a % of total loans	1.65%	3.08%	5.77%	9.01%	10.50%

Special mention	17,158	19,195	31,283	37,670	61,698

Total criticized loans	$29,511	$38,391	$62,488	$84,689	$120,562
As a % of total loans	3.95%	6.15%	11.56%	16.23%	21.50%

Total classified loans decreased $6.8 million, or 35.6%, to $12.4 million at December 31, 2016 from $19.2 million at December 31, 2015. Total criticized loans decreased $8.9 million, or 23.1%, to $29.5 million at December 31, 2016 from $38.4 million at December 31, 2015. The reductions since 2012 reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources toward monitoring and resolving classified and criticized loans.

Management continuously monitors non-performing, classified and past due loans to identify any deterioration in the condition of these loans. As of December 31, 2016, we had not identified any potential problem loans that we did not already classify as non-performing.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. Prior to the first quarter of 2015, we more heavily weighted the most recent four quarters than the least recent four quarters. Beginning in the first quarter of 2015, we no longer weight any quarters to calculate our average loss rates. This change in weighting did not have a material impact on our allowance for loan losses methodology. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.50% to 5.45%.

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

The following table presents the activity in and balances of our allowance for loan losses as of and for the periods indicated:

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	( Dollars in thousands)
Balance at beginning of period	$9,461	$11,072	$14,251	$14,874	$16,710

Charge-offs:
Real Estate:
One- to four-family residential	133	536	702	1,283	2,511
Commercial	431	52	2,415	2,209	1,850
Home equity loans and lines of credit	158	540	598	760	1,617
One- to four-family residential construction	—	—	—	193	391
Other construction and land	560	137	566	1,512	4,151
Commercial	63	9	133	17	295
Consumer	201	48	140	675	821
Total charge-offs	1,546	1,322	4,554	6,649	11,636

Recoveries:
Real Estate:
One- to four-family residential	77	259	193	433	479
Commercial	173	168	364	125	249
Home equity loans and lines of credit	224	104	41	22	107
One- to four-family residential construction	32	3	—	111	51
Other construction and land	130	342	218	539	642
Commercial	144	32	163	31	124
Consumer	336	303	363	407	270
Total recoveries	1,116	1,211	1,342	1,668	1,922

Net charge-offs	430	111	3,212	4,981	9,714

Provision for loan losses	274	(1,500)	33	4,358	7,878

Balance at end of period	$9,305	$9,461	$11,072	$14,251	$14,874

Ratios:
Net charge-offs to average loans outstanding	0.06%	0.02%	0.60%	0.93%	1.66%
Allowance to non-performing loans at period end	154.03%	129.96%	65.98%	91.19%	83.91%
Allowance to total loans at period end	1.25%	1.52%	2.05%	2.73%	2.65%

As indicated in the above table, our net charge-offs to average loans have declined from 1.66% for the year ended December 31, 2012, to 0.06% for the year ended December 31, 2016, representing a decrease of 96.4% over the period. The reduction in net charge-offs is attributable to the continued improvement in quality of our loan portfolio and the continued collection of payments on loans previously charged-off.

Our nonperforming loan coverage ratio has continued to increase since 2012. The increase in our coverage ratio is mainly attributable to the reduction in nonperforming loans of $11.7 million, or 65.9%, to $6.0 million at December 31, 2016 from $17.7 million at December 31, 2012.

Our allowance as a percentage of total loans decreased to 1.25% at December 31, 2016 from 1.52% at December 31, 2015. The historical loss rates used in our allowance for loan losses calculation continue to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes.

Allocation of Allowance for Loan Losses

The table below summarizes the allowance for loan losses balance and percent of total loans by loan category.

	December 31,
	2016		2015		2014		2013		2012
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$2,812	37.2%	$2,455	39.7%	$2,983	41.8%	$3,693	43.1%	$4,620	40.5%
Commercial	3,979	39.3	3,221	34.2	2,717	33.0	4,360	29.7	2,973	30.8
Home equity loans and lines of credit	677	6.7	1,097	8.5	1,333	10.4	1,580	10.9	2,002	11.0
One- to four-family residential construction	185	2.5	278	1.3	510	1.4	501	1.7	429	1.8
Other construction and land	848	8.0	1,400	9.1	2,936	9.3	3,516	12.4	4,059	13.6
Commercial business	599	5.6	603	6.6	308	3.5	336	1.6	379	1.8
Consumer	205	0.7	407	0.6	285	0.6	265	0.7	412	0.5
Total	$9,305	100%	$9,461	100%	$11,072	100%	$14,251	100%	$14,874	100%

We compute our allowance either through a specific allowance to individually impaired loans or through a general allowance applied to homogeneous loans by loan type. The above allocation represents the allocation of the allowance by loan type regardless of specific or general calculations. The largest allocation has been made to one-to-four family, commercial real estate, and other construction and land as a result of the elevated risk in those categories of loans.

The table below summarizes balances, charge-offs, and specific allowances related to impaired loans as of the dates indicated.

As of December 31,	Recorded Balance	Unpaid Principal Balance	Partial Charge- Offs	Specific Allowance	% of Specific Allowance & Partial Charge-off to Unpaid Principal Balance
	(Dollars in thousands)
2016
Loans without a valuation allowance	$9,770	$11,672	$1,902	$—	16.3%
Loans with a valuation allowance	4,536	4,536	—	584	12.9
Total	$14,306	$16,208	$1,902	$584	15.3%

2015
Loans without a valuation allowance	$12,386	$14,358	$1,973	$—	13.7%
Loans with a valuation allowance	5,082	5,082	—	510	10.0
Total	$17,468	$19,440	$1,973	$510	12.8%

As indicated in the above table, during the periods presented, we have consistently maintained between 10.0% and 16.0% of impaired loans in a reserve, either through a direct charge-off or in a specific reserve included as part of the allowance for loan losses. The total dollar amount of impaired loans decreased $3.8 million, or 21.7%, to $14.3 million at December 31, 2016 compared to $17.5 million at December 31, 2015. The decrease in impaired loans is attributable to loan payoffs, transfers to REO, charge-offs, and the return of loans to non-impaired status upon changes to borrowers’ status that ultimate collectability of all amounts contractually due is not in doubt.

Real Estate Owned (“REO”)

The tables below summarize the balances and activity in REO as of the dates and for the periods indicated.

	As of December 31,
	2016	2015
	(Dollars in thousands)
One- to four-family residential	$1,336	$1,384
Commercial real estate	722	1,123
Residential construction	—	—
Other construction and Land	2,168	2,862
Total	$4,226	$5,369

	For the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of year	$5,369	$4,425
Additions	748	3,350
Disposals	(2,159)	(2,235)
Writedowns	(655)	(171)
Other - acquired	923	—
Balance, end of year	$4,226	$5,369

As indicated in the above table, the balance in REO has decreased by $1.1 million, or 21.3%, to $4.2 million at December 31, 2016 from a balance of $5.4 million at December 31, 2015. Excluding the $0.9 million of REO acquired from old Town Bank, total REO decreased by $2.0 million in 2016. We have experienced a significant decrease in the number and dollar amount of additions to REO and have had moderate success in liquidating the properties. Most of the transfers to REO during the year were one-to-four family residential properties which are normally sold at a faster pace than other property types. We continue to write-down REO as needed and maintain focus on aggressively disposing of our remaining properties.

As of December 31, 2016, our REO property with the largest balance of $1.2 million consisted of approximately 10 acres of commercial land with frontage on US Highway 441 in Franklin, North Carolina. The land is located in close proximity to our corporate office. The property was acquired in September 2009 and most recently valued in December 2016.

Investment Securities

During the fourth quarter of 2015, the Company funded a trading account which is held in a Rabbi Trust to generate returns to offset the market risk of liabilities related certain deferred compensation agreements.

The following table presents the holdings of our trading account as of December 31 for the periods indicated:

	2016	2015
	(Dollars in thousands)

Exchange traded mutual funds	$5,211	$4,714

The remainder of our investment securities portfolio is classified “available-for-sale”. The Company’s held-to-maturity investment portfolio was transferred to available-for-sale during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as held-to-maturity for two years from the date of the transfer.

Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available-for-sale investment portfolio at the dates indicated.

	At December 31,		At December 31,
	2016		2015
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$12,076	$12,107	$25,633	$25,720
U.S. Treasury Notes & Bonds	2,501	2,514	1,500	1,510
Municipal obligations	152,208	146,771	39,751	39,858
Mortgage-backed securities:
U.S. Government agency	128,820	126,766	112,857	112,010
SBA securities	30,002	29,712	47,768	47,582
Collateralized mortgage obligations	62,524	61,459	11,702	11,582
Corporate Bonds	18,354	18,358	—	—
Mutual funds	616	604	602	600

Total securities available-for-sale	$407,101	$398,291	$239,813	$238,862

Available-for-sale investment securities increased $129.0 million, or 54.0%, excluding the $30.4 million transfer from the held-to-maturity portfolio, to $398.3 million at December 31, 2016 from $238.9 million at December 31, 2015. We continue to grow our investment portfolio as we seek to better leverage our capital.

Held-to-maturity investment securities are carried at amortized cost. The following table shows the amortized cost and fair value for our held-to-maturity investment portfolio as of December 31, 2016 and 2015:

	At December 31,		At December 31,
	2016		2015
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)		(Dollars in thousands)
Investment securities held-to-maturity:
U.S. Government and agency securities:
U.S. Government and agency obligations	$—	$—	$5,729	$5,706
U.S. Government structured agency obligations	—	—	10,148	10,793
U.S. Treasury Notes & Bonds	—	—	1,002	995
Municipal tax exempt	—	—	7,641	7,825
Municipal taxable	—	—	4,787	4,709
Collateralized mortgage obligations	—	—	4,834	4,776
Corporate debt securities	—	—	7,023	7,008

Total securities held-to-maturity	$—	$—	$41,164	$41,812

In prior years, the Company reclassified certain municipal securities from available-for-sale to held-to-maturity. The difference between the book values and fair values at the date of the transfer continued to be reported in a separate component of accumulated other comprehensive income (loss), and were amortized into income over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) were amortizing back to their par values over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a discount. All held-to-maturity securities were reclassified as available-for-sale and carried at fair value during the third quarter of 2016. At the time of the transfer the remaining unamortized amount in AOCI was offset by the remaining discount of the revised book values.

As indicated in the table below, the number and dollar amount of securities in an unrealized loss position for more than 12 consecutive months decreased slightly between December 31, 2015 and December 31, 2016. We believe that this decrease in the number of securities in an unrealized loss position is due entirely to decreases in interest rates from the time that many of these securities were originally purchased over the past few years. We regularly review our investment portfolio for “other than temporary impairment”, or OTTI, and concluded that no OTTI existed during the years ended December 31, 2016 and 2015. In addition, we do not intend to sell these securities, nor is it more likely than not that we would be required to sell these securities, before their anticipated recovery of amortized cost.

	12 Months or Less			More Than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
				(Dollar in Thousands)
2016	240	$300,919	$9,188	15	$17,925	$312	255	$318,844	$9,500
2015	146	$153,774	$1,365	17	$21,852	$531	163	$175,626	$1,896

We closely monitor the financial condition of the issuers of our municipal securities. As of December 31, 2016, the fair value of our municipal securities portfolio balance consists of approximately 55.0% of general obligation bonds and 45.0% of revenue bonds. As of December 31, 2016 and 2015, all municipal securities were performing. The table below presents the ratings for our municipal securities by either Standard and Poor’s or Moody’s as of the dates indicated.

	December 31,
	2016		2015
(Dollars in thousands)	Number of Securities	Fair Value	Number of Securities	Fair Value
AA- or better	171	$145,661	105	$50,770
BBB+	1	501	1	501
BBB	1	367	—	—
BBB-	—	—	1	375
Not Rated	1	242	2	746

Investment Portfolio Maturities and Yields

The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Less than one year		More than one year through five years		More than five years through ten years		More than ten years		Total securities
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and agency securities:
Agency securities	$5,012	1.09%	$6,064	1.77%	$1,000	1.38%	$—	—	$12,076	1.46%
Treasury notes & bonds	—	—	2,501	1.48	—	—	—	—	2,501	1.48
Municipal tax exempt (1)	568	1.48	654	2.65	3,272	2.68	112,208	4.09	116,702	4.03
Municipal taxable	177	1.10	7,035	2.21	10,770	2.76	17,524	3.19	35,506	2.85
Mortgage-backed securities:
Agency	—		15,166	1.86	42,783	2.21	70,867	1.79	128,816	1.94
SBA	—		585	1.55	1,877	2.12	27,540	1.57	30,002	1.60
CMO	—		—	—	2,961	3.68	59,567	2.27	62,528	2.34
Corporate bonds	—	—	1,591	4.60	15,742	5.44	1,021	5.76	18,354	5.38
Mutual funds	616	2.18	—	—	—	—	—	—	616	2.18
Total securities available-for-sale	$6,373	1.23%	$33,596	2.03%	$78,405	3.00%	$288,727	2.86%	$407,101	2.79%

(1) - Tax exempt municipal obligations are shown on a tax equivalent basis using a 35% federal tax rate.

Other Investments

As of December 31, 2016, we held $15.2 million in other investments accounted for at cost which was an increase of $6.4 million, or 72.8%, compared to $8.8 million at December 31, 2015. The following table summarizes other investments as of the dates indicated:

	December 31,
	2016	2015
	(Dollars in thousands)
FHLB stock	$13.7	$7.3
Correspondent banks stock	0.7	0.7
Certificates of deposit with other banks	0.4	0.4
Investment in Macon Capital Trust I	0.4	0.4
Total other investments	$15.2	$8.8

The amount of FHLB stock required to be owned by the Bank is determined by the amount of FHLB advances outstanding. The increase in our FHLB stock to $13.7 million at December 31, 2016 compared to $7.3 million at December 31, 2015, was the result of higher FHLB borrowings outstanding which increased from $153.5 million at December 31, 2015 to $298.5 million at December 31, 2016.

Bank Owned Life Insurance (“BOLI”)

These policies are recorded at fair value based on cash surrender values provided by a third party administrator. The assets of the separate BOLI account are invested in the PIMCO Mortgage-backed Securities Account which is composed primarily of U.S. Treasury and U.S. Government agency sponsored mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1. The assets in the general account are invested in six insurance carriers with ratings ranging from A+ to A++.

BOLI increased $10.4 million to $31.3 million at December 31, 2016 from $20.9 million at December 31, 2015 as a result of additional policy purchases.

The following table summarizes the composition of BOLI as of the dates indicated:

	December 31,
	2016	2015
	(Dollars in thousands)
Separate account	$12,548	$12,388
General account	17,944	7,636
Hybrid	855	834
Total	$31,347	$20,858

Net Deferred Tax Assets

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, we considered the following sources of taxable income:

•	future reversals of existing taxable temporary differences;
•	future taxable income exclusive of reversing temporary differences and carryforwards;
•	taxable income in prior carryback years; and
•	tax planning strategies that would, if necessary, be implemented.
56

During 2015, we completed an analysis of all positive and negative evidence in assessing the need to maintain the valuation allowance against its net deferred tax asset. As a result of this analysis, we determined that significant positive evidence existed that would support the reversal of $18.9 million of the valuation allowance including the following:

•	A pattern of sustained profitability, excluding non-recurring items, since the first quarter of 2014;

•	A three year cumulative profit;

•	Forecasted earnings sufficient to utilize all remaining net operating losses prior to expiration beginning in 2024 for North Carolina income taxes and 2027 for Federal income taxes;

•	Significant improvements in asset quality;

•	Resolution of all remaining regulatory orders; and

•	A strong capital position enabling future earnings investments.

Deposits

The following table presents average deposits by category, percentage of total average deposits and average rates for the periods indicated.

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$37,470	4.7%	0.13%	$30,033	4.3%	0.11%	$27,009	3.8%	0.13%
Time deposits	291,930	36.3	1.01	294,148	42.3	1.20	315,028	44.4	1.32
Brokered CDs	4,526	0.6	1.13	3,836	0.6	1.64	9,833	1.4	3.81
Money market accounts	227,838	28.3	0.34	174,481	25.1	0.32	184,821	26.0	0.53
Interest-bearing demand accounts	112,805	14.0	0.14	95,856	13.8	0.14	86,857	12.2	0.16
Noninterest-bearing demand accounts	129,219	16.2	—	96,251	14.0	—	86,229	12.2	—
Total deposits	$803,788	100.0%	0.49%	$694,605	100.0%	0.62%	$709,777	100.0%	0.75%

As indicated in the above table, average deposit balances increased approximately $109.2 million, or 15.7%, for the year ended December 31, 2016 compared to 2015. The increase in total average deposits was mainly attributable to $88.7 million in deposits assumed from Old Town Bank on April 1, 2016, with the deposits included in our average balances from the date of the acquisition through December 31, 2016.

During 2016, we continued to reduce rates paid on time deposit accounts with a corresponding focus on developing lower cost transaction accounts. This strategy assisted with reducing our overall cost of deposits to 49 basis points in 2016 compared to 62 basis points in 2015.

The following table presents details of the applicable interest rates on our certificates of deposit at the dates indicated. The decrease in higher cost certificates of deposit is due to a combination of existing certificates of deposit maturing without renewal, and the re-pricing of retail certificates at lower rates.

	December 31,
	2016	2015
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$145,562	$128,882
1.00% to 2.00%	109,296	96,939
2.00% to 3.00%	34,347	50,321
Greater than 3.00%	—	—
Total	$289,205	$276,142

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $100 thousand.

December 31, 2016
(Dollars in thousands)
Three months or less	$18,430
Over three months through six months	20,560
Over six months through one year	34,244
Over one year	73,586
Total	$146,820

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $250 thousand.

December 31, 2016
(Dollars in thousands)
Three months or less	$2,803
Over three months through six months	5,610
Over six months through one year	12,522
Over one year	25,926
Total	$46,861

Borrowings

We have traditionally maintained a balance of borrowings from the FHLB of Atlanta using a combination of fixed and variable borrowings. From time to time, we also borrow overnight funds from the FHLB of Atlanta, but had no overnight borrowings outstanding at December 31, 2016. FHLB advances are secured by qualifying one-to-four family permanent and commercial loans, by investment securities, and by a blanket collateral agreement with the FHLB of Atlanta. At December 31, 2016, the Company had unused borrowing capacity with the FHLB of $13.9 million based on collateral pledged at that date. The Company had total additional credit availability with FHLB of $56.8 million as of December 31, 2016 if additional collateral was pledged.

The following tables detail the composition of our FHLB borrowings between fixed and adjustable rate advances as of the dates indicated:

December 31, 2016
Balance	Type	Rate	Maturity
(Dollars in thousands)
$5,000	Fixed Rate	0.58%	1/3/2017
5,000	Fixed Rate	0.44%	1/3/2017
50,000	Fixed Rate	0.49%	1/5/2017
30,000	Fixed Rate	0.64%	1/15/2017
15,000	Fixed Rate	0.63%	1/17/2017
25,000	Fixed Rate	0.64%	1/23/2017
20,000	Fixed Rate	0.56%	2/7/2017
5,000	Fixed Rate	0.58%	3/28/2017
15,000	Adjustable Rate	0.56%	3/29/2017
5,000	Fixed Rate	0.80%	3/31/2017
5,000	Fixed Rate	0.60%	4/3/2017
10,000	Fixed Rate	0.60%	4/6/2017
1,000	Fixed Rate	0.87%	5/11/2017
20,500	Adjustable Rate	0.73%	5/23/2017
5,000	Fixed Rate	0.82%	6/6/2017
2,000	Fixed Rate	1.02%	6/12/2017
5,000	Fixed Rate	0.76%	6/30/2017
25,000	Fixed Rate	0.77%	8/7/2017
10,000	Fixed Rate	0.82%	9/28/2017
10,000	Fixed Rate	0.77%	12/29/2017
5,000	Fixed Rate	0.78%	12/30/2017
5,000	Fixed Rate	1.26%	6/5/2018
10,000	Fixed Rate	0.84%	6/29/2018
5,000	Fixed Rate	1.40%	7/1/2018
5,000	Fixed Rate	1.51%	12/31/2018
$298,500		0.68%
59

December 31, 2015
Balance	Type	Rate	Maturity
(Dollars in thousands)
$45,000	Fixed Rate	0.30%	2/5/2016
5,000	Fixed Rate	0.39%	3/28/2016
5,000	Fixed Rate	0.52%	3/30/2016
10,000	Fixed Rate	0.47%	3/31/2016
5,000	Fixed Rate	0.49%	6/6/2016
5,000	Fixed Rate	0.69%	6/30/2016
5,000	Fixed Rate	0.51%	6/30/2016
5,000	Fixed Rate	0.74%	7/1/2016
20,000	Daily Rate	0.49%	7/21/2016
10,000	Fixed Rate	0.58%	9/28/2016
5,000	Fixed Rate	0.79%	12/5/2016
5,000	Fixed Rate	0.98%	12/30/2016
5,000	Fixed Rate	0.74%	12/30/2016
1,000	Fixed Rate	0.87%	5/11/2017
2,000	Fixed Rate	1.02%	6/12/2017
5,000	Fixed Rate	1.38%	12/29/2017
2,000	Fixed Rate	1.25%	5/11/2018
10,000	Fixed Rate	1.83%	4/10/2019
2,500	Fixed Rate	1.77%	6/11/2019
1,000	Fixed Rate	1.78%	5/11/2020
$153,500		0.65%

The following table sets forth information concerning balances and interest rates on our FHLB advances as of or for the periods indicated.

	As of or for the Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at end of period	$298,500	$153,500
Average balance during period	194,662	102,627
Maximum outstanding at any month end	298,500	153,500
Weighted average interest rate at end of period	0.68%	0.65%
Weighted average interest rate during period	0.73%	0.80%

FHLB advances increased $145.0 million, or 94.5%, to $298.5 million at December 31, 2016, from $153.5 million at December 31, 2015. The additional funds were used to invest in loans and investment securities and to provide funding for future cash needs. The advances had a weighted average rate of 0.68% as of December 31, 2016 compared to 0.65% at December 31, 2015. The use of FHLB advances as a funding source continues to be a low cost complement to core deposits.

To add stability to net interest revenue and manage our exposure to interest rate movement on our adjustable rate FHLB advances, we entered into two FHLB advance interest rate swaps in 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates were 0.76% and 1.15% at December 31, 2016 for the adjustable rate advances maturing March 29, 2017 and May 23, 2017, respectively.

The Company also had other borrowings at December 31, 2016 of $2.7 million which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at December 31, 2016 and 2015, payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% and 3.34%, at December 31, 2016 and 2015, respectively. The notes mature on March 30, 2034.

Equity

Total equity increased $1.6 million, or 1.2%, to $133.1 million at December 31, 2016 from $131.5 million at December 31, 2015. This increase was primarily the result of $6.4 million of net income for the period partially offset by a $3.7 million decline in the market value of investment securities and $1.9 million of share repurchases.

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

	For the Year Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$693,743	$32,324	4.65%	$580,106	$27,027	4.66%	$535,949	$27,597	5.15%
Loans, tax exempt (1)	13,516	518	3.83%	4,970	214	4.30%	2,044	103	5.04%
Investments - taxable	259,036	5,628	2.17%	253,774	5,223	2.06%	195,536	4,139	2.12%
Investment tax exempt (1)	60,685	2,323	3.83%	11,949	574	4.81%	8,123	526	6.47%
Interest earning deposits	41,762	210	0.50%	31,875	75	0.24%	40,476	95	0.23%
Other investments, at cost	10,351	511	4.92%	6,682	299	4.47%	3,738	199	5.32%

Total interest-earning assets	1,079,093	41,515	3.84%	889,356	33,412	3.76%	785,866	32,659	4.16%

Noninterest-earning assets	85,126			58,515			48,586

Total assets	$1,164,219			$947,871			$834,452

Interest-bearing liabilities:
Savings accounts	$37,470	$49	0.13%	$30,033	$33	0.11%	$27,009	$36	0.13%
Time deposits	296,456	2,985	1.00%	297,984	3,607	1.21%	324,861	4,193	1.29%
Money market accounts	227,838	770	0.34%	174,481	558	0.32%	184,821	983	0.53%
Interest bearing transaction accounts	112,805	160	0.14%	95,856	136	0.14%	86,857	149	0.17%
Total interest bearing deposits	674,569	3,964	0.59%	598,354	4,334	0.72%	623,548	5,361	0.86%

FHLB advances	194,662	1,419	0.73%	102,627	826	0.80%	40,109	703	1.75%
Junior subordinated debentures	14,433	532	3.68%	14,433	458	3.17%	14,433	509	3.53%
Other borrowings	2,528	117	4.62%	1,863	105	5.64%	—	—	0.00%

Total interest-bearing liabilities	886,192	6,032	0.68%	717,277	5,723	0.80%	678,090	6,573	0.97%

Noninterest-bearing deposits	129,219			96,251			86,229

Other non interest bearing liabilities	13,353			13,890			12,937

Total liabilities	1,028,764			827,418			777,256
Total equity	135,455			120,453			57,196

Total liabilities and equity	$1,164,219			$947,871			$834,452

Tax-equivalent net interest income		$35,483			$27,689			$26,086

Net interest-earning assets (2)	$192,901			$172,079			$107,776

Average interest-earning assets to interest-bearing liabilities	121.77%			123.99%			115.89%

Tax-equivalent net interest rate spread (3)			3.16%			2.96%			3.19%
Tax-equivalent net interest margin (4)			3.28%			3.11%			3.32%

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

	For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015			For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014			For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
	Increase (decrease) due to:			Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$5,369	$(72)	$5,297	$2,173	$(2,743)	$(570)	$187	$(58)	$129
Loans, tax exempt (2)	330	(25)	305	128	(17)	111	15	(13)	2
Investment - taxable	109	296	405	1,202	(118)	1,084	719	(25)	694
Investments - tax exempt (2)	1,890	(141)	1,749	206	(158)	48	(42)	7	(35)
Interest-earning deposits	29	106	135	(20)	0	(20)	62	2	64
Other investments, at cost	179	33	212	136	(36)	100	16	113	129

Total interest-earning assets	7,906	197	8,103	3,825	(3,072)	753	957	26	983

Interest-bearing liabilities:
Savings accounts	$9	$7	$16	$4	$(7)	$(3)	$2	$(2)	$—
Time deposits	(9)	(613)	(622)	(335)	(251)	(586)	(53)	(288)	(341)
Money market accounts	180	32	212	(52)	(373)	(425)	20	(159)	(139)
Interest bearing transaction accounts	24	—	24	14	(27)	(13)	16	(1)	15
FHLB advances	680	(87)	593	656	(533)	123	290	(259)	31
Junior subordinated debentures	—	73	73	—	(51)	(51)	—	19	19
Other borrowings	32	(19)	13	105	—	105	—	—	—

Total interest-bearing liabilities	916	(607)	309	392	(1,242)	(850)	275	(690)	(415)

Change in tax-equivalent net interest income	$6,990	$804	$7,794	$3,433	$(1,830)	$1,603	$682	$716	$1,398

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate.

Comparison of Operating Results for the Fiscal Years Ended December 31, 2016 and 2015

General

Net income for the year ended December 31, 2016 was $6.4 million compared to $23.8 million for the same period in 2015. The decrease in net income for the period was primarily the result of a non-cash income tax benefit resulting from the $19.8 million reversal of substantially all of the valuation allowance on the Company’s net deferred tax asset and a negative provision for loan losses of $1.5 million in 2015, with no corresponding reversal of negative provision in 2016. These items were partially offset by an increase in net interest income of $7.1 million and an increase in noninterest income of $2.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Furthermore, there was an increase in noninterest expense of $4.6 million for the year ended December 31, 2016 as compared to the same period in 2015.

Net Interest Income

Our tax-equivalent net interest income increased by $7.8 million, or 28.15%, to $35.5 million for the year ended December 31, 2016, compared to $27.7 million for the year ended December 31, 2015. This improvement was the result of increases in average loan and investment balances along with a reduction in rates on interest-bearing liabilities of 12 basis points for the year ended December 31, 2016 compared to 2015. Our tax-equivalent net interest margin increased 17 basis points to 3.28% for 2016 compared to 3.11% for 2015.

Our average interest-earning assets increased $189.7 million, or 13.2%, to $1.1 billion in 2016 compared to $889.4 million in 2015. This increase was mainly attributable to $103.5 million in interest earning assets acquired from Old Town Bank on April 1, 2016, with those assets included in our average balances from the date of acquisition through December 31, 2016.

Our average interest-bearing liabilities increased $168.9 million, or 23.5%, to $886.2 million in 2016 compared to $717.3 million in 2015. This increase was mainly attributable to $88.7 million in deposits assumed from Old Town Bank on April 1, 2016, with the deposits included in our average balances from the date of acquisition through December 31, 2016. In addition, average FHLB advances increased $92.0 million, or 89.7%, in 2016 primarily to fund investments. Although our average interest-bearing liabilities increased during 2016, we were able to reduce the overall related cost by 12 basis points which resulted in a decrease in interest expense due to rate of approximately $0.6 million in 2016 compared 2015.

Provision for Loan Losses

The Company continues to experience a low level of net charge-offs and non-performing loans. A provision for loan losses of $0.3 million was recorded for the year ended December 31, 2016 compared to a negative provision of $1.5 million for the year ended December 31, 2015. The relatively insignificant 2016 provision and 2015 reversal of the provision for loan losses reflect improved asset quality and reduced loss rates during the two periods.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding change between the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015	Change
	(Dollars in thousands)
Servicing income, net	$487	$341	$146
Mortgage banking	904	774	130
Gain on sale of SBA loans	928	823	105
Gain on sale of investments, net	1,216	403	813
Service charges on deposit accounts	1,537	1,269	268
Interchange fees	1,507	1,278	229
Bank owned life insurance	489	457	32
Other	778	450	328

Total	$7,846	$5,795	$2,051

The $0.1 million net increase in servicing income was primarily the result of an increase in the fair value of the corresponding loan servicing rights.

Mortgage banking increased $0.1 million primarily as a result of increased loan volume.

Gains on sales of SBA loans increased $0.1 million as a result of a larger balance of SBA loans being sold during the 2016 period as we continued to increase our SBA lending efforts.

Net gains on sales of investments increased $0.8 million due to a significant drop in interest rates in the first nine months of 2016 which provided favorable market conditions for sales.

Service charges on deposit accounts and interchange fees increased $0.3 million and $0.2 million, respectively, primarily as a result of the increase in deposits following the Old Town acquisition and a continued focus on core deposits.

Other noninterest income increased $0.3 million primarily as a result of increases in trading securities revenue.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015	Change
	(Dollars in thousands)

Compensation and employee benefits	$17,164	$14,625	$2,539
Net occupancy	3,534	2,986	548
Federal Home Loan Bank prepayment penalties	118	1,762	(1,644)
Federal deposit insurance	562	905	(343)
Professional and advisory	959	1,005	(46)
Data processing	1,554	1,213	341
Marketing and advertising	1,070	535	535
Merger-related expenses	2,197	329	1,868
Net cost of operation of real estate owned	730	505	225
Other	4,301	3,765	536

Total noninterest expenses	$32,189	$27,630	$4,559

Compensation and employee benefits increased by $2.5 million, or 17.4%, for 2016 compared to 2015. The additional expense is related to increases in the number of employees primarily as the result of the addition of three new branches and the Old Town acquisition, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.5 million, or 18.4%, in 2016 compared to 2015 primarily as the result of the addition of three branches and the Old Town acquisition.

During the fourth quarter of 2016, we prepaid $20.5 million of FHLB advances and incurred $0.1 million in prepayment penalties. In the second quarter of 2015, we prepaid a $15.0 million FHLB advance and incurred a prepayment penalty of $1.8 million.

Marketing and advertising expenses increased $0.5 million, or 100.0%, in 2016 compared to 2015 primarily as the result of increased advertising in the Upstate South Carolina market.

Expenses for FDIC deposit insurance decreased $0.3 million, or 37.9%, for 2016 compared to 2015 as a result of a reduction in our assessment rates due to an improving risk profile.

Merger-related expenses of $2.2 million related primarily to the Old Town acquisition.

Other noninterest expense increased $0.5 million, or 14.2%, for 2016 compared to 2015 primarily as a result of increases in stock-based benefits of $0.2 million as part of the 2015 Long-term Stock Incentive Plan and telecommunication expense of $0.2 million partially offset by reduced franchise taxes of $0.1 million.

Income Taxes

We recorded $3.5 million of income tax expense for the year ended December 31, 2016, or an effective tax rate of 35.4%, compared to a $16.7 million income tax benefit for the same period in 2015. As mentioned above, the reversal of $19.8 million in deferred tax asset valuation allowance resulted in the tax benefit for 2015. As of December 31, 2016 and 2015, $0.2 million and $0.6 million in valuation allowance related to net deferred tax assets on investment securities remains in accumulated other comprehensive income. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 1 year.

The Company recognized reductions in its net deferred tax assets of approximately $0.4 million during both the years ended December 31, 2016 and 2015 as a result of reductions in the North Carolina income tax rate from 5.0% to 3.0%.

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

The $0.2 million net decrease in servicing income was primarily the result of a decrease in the fair value of the corresponding loan servicing rights. The fair value of our loan servicing rights has decreased in recent quarters due to an increase in expected prepayment speeds.

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

During 2015, we recognized $0.3 million in merger-related expenses for our completed acquisition of two branch locations in South Carolina and our pending acquisition of Old Town Bank. We did not have any merger related expenses during 2014.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. General corporate purpose transactions include transactions to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions include transactions to manage customers’ requests for funding. Please refer to Note 25 of the Notes to Consolidated Financial Statements for a discussion of our off-balance sheet arrangements.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At December 31, 2016, cash and cash equivalents totaled $43.3 million. Included in this total was $28.9 million held at FRB and $2.8 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(40,288)	$(35,649)
Proceeds from loans originated for sale	45,884	39,659

Investing activities:
Purchases of investments	$(267,263)	$(129,960)
Maturities and principal repayments of investments	46,246	56,638
Sales of investments	124,823	39,022
Net increase in loans	(56,829)	(59,002)
Purchase of loans	—	(25,189)
Net cash received in branch acquisition	—	31,878
Net cash paid in business combination	(5,912)	—
Purchase of bank owned life insurance	(10,000)	—

Financing activities:
Net increase (decrease) in deposits	$24,973	$(26,372)
Proceeds from FHLB advances	795,600	245,600
Repayment of FHLB advances	(659,625)	(152,100)
Purchase of common stock	(1,922)	—

At December 31, 2016, we had $34.6 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $112.1 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of December 31, 2016.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of December 31, 2016:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$312,423	$298,500	$13,923
FRB	48,882	—	48,882
Fed funds lines	15,000	—	15,000
Unpledged Marketable Securities	398,291	237,099	161,192
	$774,596	$535,599	$238,997

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

The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available-for-sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

When Basel III is fully phased in on January 1, 2019, the Company and the Bank will be required to maintain a 2.5% capital conservation buffer which is designed to absorb losses during periods of economic distress. This capital conservation buffer is comprised entirely of Common Equity Tier 1 Capital and is in addition to minimum risk-weighted asset ratios. See “Net Worth and Capital Adequacy Requirements Applicable to the Bank”.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at December 31, 2016 and December 31, 2015, and in accordance with the previous rules at December 31, 2014.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2016:
Tier 1 Leverage Capital	$138,402	11.06%	$50,034	>4.0%	$62,542	>5%
Common Equity Tier 1 Capital	$138,402	16.33%	$38,150	>5.125%	$55,106	>6.5%
Tier 1 Risk-based Capital	$138,402	16.33%	$50,867	>6.625%	$67,823	>8%
Total Risk-based Capital	$147,807	17.43%	$67,823	>8.625%	$84,778	>10%

As of December 31, 2015:
Tier 1 Leverage Capital	$118,251	12.05%	$39,270	>4%	$49,087	>5%
Common Equity Tier 1 Capital	$118,251	18.07%	$29,443	>4.5%	$42,529	>6.5%
Tier 1 Risk-based Capital	$118,251	18.07%	$39,257	>6%	$52,343	>8%

(1)

– As of December 31, 2016, includes capital conservation buffer of 0.625%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

The following table summarizes the required and actual capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2016:
Tier I Leverage Capital	$141,013	11.28%	$50,220	>4.0%
Common Equity Tier 1 Capital	$130,079	15.33%	$38,188	>5.125%
Tier I Risk-based Capital	$141,013	16.62%	$50,918	>6.625%
Total Risk Based Capital	$150,418	17.72%	$67,891	>8.625%

As of December 31, 2015:
Tier I Leverage Capital	$136,063	13.85%	$39,291	>4%
Common Equity Tier 1 Capital	$128,007	19.55%	$29,468	>4.5%
Tier I Risk-based Capital	$136,063	20.78%	$39,291	>6%
Total Risk Based Capital	$144,343	22.04%	$52,388	>8%

(1)	– As of December 31, 2016, includes capital conservation buffer of 0.625%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2016. Long-term obligations totaling $312.9 million include junior subordinated debt. Operating lease obligations of $0.05 million pertain to banking facilities.

(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations*	$312,933	$273,500	$25,000	$—	$14,433
Operating lease obligations	49	49	—	—	—
Total	$312,982	$273,549	$25,000	$—	$14,433

* - Represents principal maturities

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

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. Deposits, exclusive of brokered certificates of deposit, increased to $815.2 million at December 31, 2016, from $716.6 million at December 31, 2015. Brokered deposits increased to $14.8 million at December 31, 2016 from zero at December 31, 2015. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

We have taken the following steps to reduce our interest rate risk:

•	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;
•	limited the fixed rate period on loans within our portfolio
•	utilized our securities portfolio for positioning based on projected interest rate environments;
•	priced certificates of deposit to encourage customers to extend to longer terms;
•	engaged in interest rate swap agreements;
•	utilized FHLB advances for positioning.

We have not conducted speculative hedging activities, such as engaging in futures or options.

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

	December 31, 2016		December 31, 2015
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(9.2)	(15.2)	4.9	(14.5)
+300	(6.6)	(11.7)	3.5	(11.6)
+200	(4.2)	(7.9)	2.0	(9.1)
+100	(2.1)	(4.7)	0.8	(5.9)
—	—	—	—	—
-100	(1.7)	8.7	(2.5)	10.7

The results from the rate shock analysis on NII are consistent with having a liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liabilities will increase at a faster pace than assets. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 4.2% decrease in NII as of December 31, 2016 as compared to a 2.0% increase in NII as of December 31, 2015, suggesting that there is no benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased slightly from December 31, 2015 to December 31, 2016 in the event interest rates decline by 100 basis points and increase by 100 and 200 basis points. For example, a 200 basis point increase in rates would result in a 7.9% decrease in EVE as of December 31, 2016 as compared to a 9.1% decrease in EVE as of December 31, 2015. Our exposure increases slightly with 300 or 400 basis point increase in rates. This is indicative of a longer maturity or repricing asset base.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Entegra Financial Corp. and Subsidiary
Franklin, North Carolina

We have audited the accompanying consolidated financial statements of Entegra Financial Corp. and Subsidiary (the “Company”) which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entegra Financial Corp and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 15, 2017

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2016	2015
Assets

Cash and due from banks	$10,709	$8,421
Interest-earning deposits	32,585	32,229
Cash and cash equivalents	43,294	40,650

Investments - trading	5,211	4,714
Investments - available for sale	398,291	238,862
Investments - held to maturity (fair value of $41,812 at December 31, 2015 )	—	41,164
Other investments, at cost	15,261	8,834
Loans held for sale	4,584	8,348
Loans receivable, net	744,361	624,072
Allowance for loan losses	(9,305)	(9,461)
Fixed assets, net	20,209	17,673
Real estate owned	4,226	5,369
Interest receivable	5,012	3,554
Bank owned life insurance	31,347	20,858
Net deferred tax asset	18,985	18,830
Loan servicing rights	2,603	2,344
Goodwill	2,065	711
Core deposit intangible	979	590
Other assets	5,754	4,304

Total assets	$1,292,877	$1,031,416

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$830,013	$716,617
Federal Home Loan Bank advances	298,500	153,500
Junior subordinated notes	14,433	14,433
Other borrowings	2,725	2,198
Post employment benefits	10,211	10,224
Accrued interest payable	254	213
Other liabilities	3,673	2,762
Total liabilities	1,159,809	899,947

Commitments and contingencies (Notes 8 and 25)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,467,550 and 6,546,375 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock held by Rabbi Trust, at cost; 14,000 shares at December 31, 2016 and 2015	(279)	(279)
Additional paid in capital	62,664	63,722
Retained earnings	76,139	69,763
Accumulated other comprehensive loss	(5,456)	(1,736)
Total shareholders’ equity	133,068	131,469

Total liabilities and shareholders’ equity	$1,292,877	$1,031,416

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$32,324	$27,027	$27,597
Interest on tax exempt loans	337	141	68
Taxable securities	5,628	5,223	4,139
Tax-exempt securities	1,510	379	347
Interest-earning deposits	210	75	95
Other	511	299	199
Total interest and dividend income	40,520	33,144	32,445

Interest expense:
Deposits	3,964	4,334	5,361
Federal Home Loan Bank advances	1,419	826	703
Junior subordinated notes	532	458	509
Other borrowings	117	105	—
Total interest expense	6,032	5,723	6,573

Net interest income	34,488	27,421	25,872

Provision for loan losses	274	(1,500)	33
Net interest income after provision for loan losses	34,214	28,921	25,839

Noninterest income:
Servicing income, net	487	341	565
Mortgage banking	904	774	800
Gain on sale of SBA loans	928	823	629
Gain on sale of investments, net	1,216	403	657
Other than temporary impairment on cost method investment	—	(3)	(76)
Service charges on deposit accounts	1,537	1,269	1,203
Interchange fees	1,507	1,278	1,126
Bank owned life insurance	489	457	456
Other	778	453	719
Total noninterest income	7,846	5,795	6,079

Noninterest expenses:
Compensation and employee benefits	17,164	14,625	11,843
Net occupancy	3,534	2,986	2,697
Federal Home Loan Bank prepayment penalties	118	1,762	—
Marketing and advertising	1,070	535	333
Federal deposit insurance	562	905	1,265
Professional and advisory	959	1,005	722
Data processing	1,554	1,213	1,082
Merger-related expenses	2,197	329	—
Net cost of operation of real estate owned	730	505	2,970
Other	4,301	3,765	2,855
Total noninterest expenses	32,189	27,630	23,767

Income before taxes	9,871	7,086	8,151

Income tax expense (benefit)	3,495	(16,739)	2,208

Net income	$6,376	$23,825	$5,943

Earnings per common share:
Basic	$0.98	$3.64	$0.91
Diluted	$0.98	$3.64	$0.91
Weighted average common shares outstanding:
Basic	6,477,284	6,546,375	6,546,375
Diluted	6,489,931	6,546,375	6,546,375

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Net income	$6,376	$23,825	$5,943

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(6,652)	(166)	5,665
Reclassification adjustment for securities gains realized in net income	(1,216)	(403)	(657)
Amortization of unrealized loss on securities transferred to held to maturity	578	984	199
Reduction in unrealized loss related to held to maturity securities transferred to available-for-sale	325	—	—
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	377	289	1,992
Change in unrealized holding gains and losses on cash flow hedge	476
Other comprehensive income (loss), before tax	(6,112)	704	7,199
Income tax effect related to items of other comprehensive income (loss)	2,392	(171)	(1,992)
Other comprehensive income (loss), after tax	(3,720)	533	5,207

Comprehensive income	$2,656	$24,358	$11,150

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2013	—	$—	$—	$39,994	$(7,476)	$—	$32,518

Net income	—	—	—	5,943	—	—	5,943
Other comprehensive income, net of tax	—	—	—	—	5,207	—	5,207
Issuance of common stock	6,546,375	—	65,464	—	—	—	65,464
Common stock issuance costs	—	—	(1,813)	—	—	—	(1,813)
Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$—	$107,319

Net income	—	—	—	23,825	—	—	23,825
Other comprehensive income, net of tax	—	—	—	—	533	—	533
Stock compensation expense	—	—	71	—	—	—	71
Purchase of stock to fund Rabbi Trust	—	—	—	—	—	(279)	(279)
Balance, December 31, 2015	6,546,375	$—	$63,722	$69,763	$(1,736)	$(279)	$131,469

Net income	—	—	—	6,376	—	—	6,376
Other comprehensive income (loss), net of tax	—	—	—	—	(3,720)	—	(3,720)
Stock compensation expense	—	—	864	—	—	—	864
Vesting of restricted stock units, net of 4,477 shares surrendered	25,743	—	(87)	—	—	—	(87)
Repurchase of common stock	(104,568)	—	(1,835)	—	—	—	(1,835)
Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$6,376	$23,825	$5,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,096	1,002	875
Security amortization, net	2,445	2,046	1,159
Trading account income	(328)	—	—
Provision for loan losses	274	(1,500)	33
Provision for real estate owned	655	250	2,349
Share-based compensation expense	864	71	—
Change in net deferred tax asset	2,922	(16,437)	2,121
Net increase (decrease) in deferred loan fees	(465)	(307)	237
Gain on sales of securities available for sale	(1,216)	(403)	(657)
Other than temporary impairment on cost method investment	—	3	76
Loss on disposal of fixed assets	—	3	8
Income on bank owned life insurance, net	(489)	(441)	(456)
Mortgage banking income, net	(904)	(774)	(800)
Gain on sales of SBA loans	(928)	(823)	(629)
Net realized (gain) loss on sale of real estate owned	(222)	(71)	49
Loans originated for sale	(40,288)	(35,649)	(31,939)
Proceeds from sale of loans originated for sale	45,884	39,659	28,295
Net change in operating assets and liabilities:
Interest receivable	(906)	(629)	(252)
Loan servicing rights	(259)	(157)	(304)
Other assets	1,500	(1,439)	(544)
Postemployment benefits	(13)	465	(440)
Accrued interest payable	11	(110)	(1,700)
Other liabilities	628	1,225	18
Net cash provided by operating activities	$16,637	$9,809	$3,442

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(267,263)	$(129,960)	$(115,617)
Maturities/calls and principal repayments	46,246	56,638	30,484
Sales	124,823	39,022	19,170
Purchase of trading securities	—	(4,714)	—
Net (increase) decrease in loans	(56,829)	(59,002)	(17,477)
Purchased loans	—	(25,189)	—
Net cash received in branch acquisition	—	31,878	—
Proceeds from sale of real estate owned	2,173	1,495	4,355
Real estate cost capitalized	—	(83)	(68)
Purchase of fixed assets	(357)	(3,556)	(881)
Disposal of real estate held for investments	—	2,430	—
Purchase of other investments, at cost	(5,873)	(4,076)	(1,462)
Redemptions of other investments, at cost	—	150	213
Net cash paid in business combination	(5,913)	—	—
Purchase of bank owned life insurance	(10,000)	—	—
Net cash used in investing activities	$(172,993)	$(94,967)	$(81,283)
Cash flows from financing activities:
Net increase (decrease) in deposits	$24,973	$(26,372)	$18,855
Net increase (decrease) in escrow deposits	(26)	(23)	36
Proceeds from FHLB advances	795,600	245,600	20,000
Repayment of FHLB advances	(659,625)	(152,100)	—
Purchase of common stock for Rabbi Trust	—	(279)	—
Proceeds from sale of common stock	—	—	63,651
Repurchase of common stock	(1,922)	—	—
Net cash provided by financing activities	$159,000	$66,826	$102,542

Increase(decrease) in cash and cash equivalents	2,644	(18,332)	24,701

Cash and cash equivalents, beginning of year	$40,650	$58,982	$34,281

Cash and cash equivalents, end of year	$43,294	$40,650	$58,982

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$6,021	$5,833	$8,273
Income taxes	$150	$—	$150

Acquisitions
Assets acquired	$110,010	$—	$—
Liabilities assumed	$97,878	$—	$—
Net assets	$12,132	$—	$—

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$748	$3,350	$2,200
Loans originated for disposition of real estate owned	208	3,260	1,596
Transfer of investment securities available for sale to held to maturity	—	—	4,473
Purchased loans and investments to be settled	532	—	7,185
Transfer held to maturity investment securities to available for sale investment securities	30,368	—	—

The accompanying notes are an integral part of the consolidated financial statements

NOTE 1. ORGANIZATION

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered savings bank and has a wholly owned subsidiary, Entegra Services, Inc., which previously owned a real estate investment property but was inactive as of December 31, 2016. The consolidated financials are presented in these financial statements.

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

Reclassification – Certain amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. The reclassifications had no significant effect on our results of operations or financial condition.

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

Cash and Cash Equivalents – Cash and cash equivalents as presented in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows include vault cash and demand deposits at other institutions including the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). A portion of the cash on hand and on deposit with the FRB was required to meet regulatory reserve requirements.

Trading Assets - We use quoted market prices to determine the fair value of our trading assets. Our trading assets are held in a Rabbi Trust and seek to generate returns that will offset the changes in liabilities related to market risk of certain deferred compensation agreements. Unrealized gains and losses and realized gains and losses on the sales of trading assets are included in Other noninterest income in the Consolidated Statements of Operations.

Securities Available-for-Sale (“AFS”) and Held-to-Maturity (“HTM”) – We determine the appropriate classification of securities at the time of purchase. Available-for-sale securities represent those securities that that we intend to hold for an indefinite period of time, but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary reported as a component of accumulated other comprehensive income, net of tax.

Held-to-maturity securities represent those securities that we have the positive intent and ability to hold to maturity and are carried at amortized cost.

Realized gains and losses on the sale of securities and other-than-temporary impairment (“OTTI”) charges are recorded as a component of noninterest income in the Consolidated Statements of Operations. Realized gains and losses on the sale of securities are determined using the specific-identification method. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.

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

The Company reclassified certain of its securities from available-for-sale to held-to-maturity during the years ended December 31, 2014 and 2013 in an effort to minimize the impact of future interest rate changes on Accumulated Other Comprehensive Income (Loss). The difference between the book values and fair values at the date of the transfer was reported in a separate component of Accumulated Other Comprehensive Income (Loss), and amortized into income over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) are amortized back to their par values over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount.

In the third quarter of 2016, the Company transferred its held-to-maturity investment portfolio to available-for-sale in order to provide more flexibility managing its investment portfolio. As a result, the Company is prohibited from classifying any investment securities as held-to-maturity for two years from the date of the transfer.

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Net unrealized losses are recognized by charges to Mortgage Banking income. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held for sale are included in the Consolidated Statements of Operations in Mortgage Banking income for residential loans and Gains on sale of Small Business Administration (“SBA”) loans for SBA loans. Loans held for sale primarily represent loans on one-to-four family dwellings and the portion of SBA loans intended to be sold.

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

Loans Receivable – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances less any charge-offs and adjusted unamortized premiums and discounts and any net deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of interest income over the respective lives of the loans using the interest method without consideration of anticipated prepayments.

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

The Company began originating and selling the guaranteed portion of SBA loans into the secondary market during the year ended December 31, 2013. When the Company retains the right to service a sold SBA loan, the previous carrying amount is allocated between the guaranteed portion of the loan sold, the unguaranteed portion of the loan retained and the retained SBA servicing right based on their relative fair values on the date of transfer.

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

Troubled Debt Restructurings (“TDR”) – In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower, for other than an insignificant period of time, that we would not otherwise grant, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, periods of interest only payments, and principal deferment. While unusual, there may be instances of loan principal forgiveness. We also may have borrowers classified as a TDR wherein their debt obligation has been discharged by a chapter 7 bankruptcy without reaffirmation of debt. We individually evaluate all substandard loans that experienced a modification of terms to determine if a TDR has occurred.

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

Allowance for Loan Losses (“ALL”) – The ALL reflects our estimates of probable losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The methodology for determining the ALL has two main components: the evaluation of individual loans for impairment and the evaluation of certain groups of homogeneous loans with similar risk characteristics.

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

The allowance for non-impaired loans consists of a base historical loss reserve and a qualitative reserve. Prior to the first quarter of 2015, we more heavily weighted the most recent four quarters than the least recent four quarters. Beginning in the first quarter of 2015, we no longer weight any quarters to calculate our average loss rates. This change in weighting did not have a material impact on our allowance for loan losses methodology. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 5%.

The qualitative reserve adjusts the average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans
•	Collateral values
•	Loan concentrations and loan growth
•	Economic conditions – including unemployment rates, building permits, and a regional economic index.

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

Subsequent to foreclosure, real estate owned is recorded at the lower of carrying amount or fair value less estimated costs to sell. Valuations are periodically performed by management, but not less than every eighteen months, and an additional allowance for losses is established by a charge to Net Cost of Operation of Real Estate Owned in the Consolidated Statements of Operations, if necessary.

Other Investments, at cost – Other investments, at cost, include investments in FHLB stock, stock in other correspondent banks, and certificates of deposits.

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

Bank Owned Life Insurance (“BOLI”) – BOLI is recorded at its net cash surrender value. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of Operations.

Loan Servicing Rights (“LSR”) – The Company follows the fair value method for accounting for its LSR’s. The LSR is established at estimated fair value, which represents the present value of estimated future net servicing cash flows, considering expected loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on assumptions that a market participant would utilize. The expected rate of loan prepayments is the most significant factor driving the value of LSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the estimated fair value of LSRs, interest rates, which are used to determine prepayment rates, are held constant over the estimated life of the portfolio. The Company periodically adjusts the recorded amount of its LSR’s to fair value as determined by a third party valuation.

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

The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Authoritative guidance gives entities the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit basis. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test. However, if, after applying the qualitative assessment, the entity concludes that it is not more likely than not that the fair value is less than the carrying amount, the two-step goodwill impairment test is not required.

Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired (generally seven years on a straight line basis).

Derivative Financial Instruments and Hedging Activities – Interest Rate Lock Commitments and Forward Sale Contracts – In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We can encounter pricing risks if interest rates rise significantly before the loan can be closed and sold. As a result, forward sale contracts are utilized in order to mitigate this pricing risk. Whenever a customer desires an interest rate lock commitment, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The interest rate lock is executed between the mortgagee and the Company and in turn a forward sale contract may be executed between the Company and an investor (generally Fannie Mae). Both the interest rate lock commitment with the customer and the corresponding forward sale contract with the investor are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in Mortgage banking income in the Consolidated Statements of Operations. The fair value of the interest rate lock commitments and forward sale contracts are recorded as assets or liabilities and included in Other assets and Other liabilities in the Consolidated Balance Sheets.

Our interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest revenue is not, on a material basis, adversely affected by movements in interest rates. We view this strategy as a prudent management of interest rate risk, such that net income is not exposed to undue risk presented by changes in interest rates.

In carrying out this part of its interest rate risk management strategy, we use interest rate derivative contracts; primarily interest rate swaps. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

We classify our derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings.

Our interest rate swaps are classified as cash flow hedges and as such, adjustments to fair value are recorded in Accumulated Other Comprehensive Income.

Small Business Investment Company Investments – Small Business Investment Company (“SBIC”) investments are included in other assets at cost which approximates fair value as there is no ready market for such investments.

Advertising Expense – Advertising costs are expensed as incurred. The Company’s advertising expenses were $1.1 million, $0.5 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

As a result of the analysis above, the Company concluded that a valuation allowance was not necessary as of December 31, 2016 and 2015. The Company maintained a full valuation allowance as of December 31, 2014 except for consideration of certain tax planning strategies.

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

Allowance for Unfunded Commitments – In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that we use for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The reserve is calculated by applying historical loss rates from our ALL model to the estimated future utilization of our unfunded commitments. The allowance for unfunded commitments is included in Other liabilities in the Consolidated Balance Sheets and amounted to $0.1 million at December 31, 2016 and 2015.

Junior Subordinated Notes – The Trust is considered to be a variable interest entity since its common equity is not at risk. The Company does not hold a variable interest in the Trust, and therefore, is not considered to be the Trust’s primary beneficiary. As a result, the Company accounts for the junior subordinated notes issued to the Trust and its equity investment in the Trust on an unconsolidated basis. Debt issuance costs of the junior subordinated notes are being amortized over the term of the debt and amounted to $0.1 million as of December 31, 2016, 2015, and 2014.

Stock-based Compensation - We account for stock-based compensation in accordance with Accounting Standard Codification (“ASC”) 718, Compensation-Stock Compensation. Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant vesting period on a straight-line basis, and adjusted each period for anticipated forfeitures. Stock-based compensation is recognized only for awards that vest, and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date.

Tax benefits realized upon the vesting of restricted shares that exceed the expense previously recognized for reporting purposes are recorded through the income statement as income tax benefit. If the tax benefit upon vesting is less than the expense previously recorded, the shortfall is recorded through the income statement as income tax expense.

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

Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board (“FASB”) amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company is currently evaluating the impact on its financial statements.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The guidance will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect this guidance to have a material effect on its financial statements.

In June 2016, the FASB issued amendments to Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as the classification of share-based payment transactions on the statement of cash flows. The standard becomes effective in the first quarter of 2017.  As early adoption of ASU 2016-09 is permitted, the Company adopted the standard in the fourth quarter of 2016. The election to adopt ASU 2016-09 early requires any adjustments to be made as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. ASU 2016-09 had no material impact to the Company’s financial statements for any of the periods presented.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). The update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. For public companies, this update became effective for interim and annual periods beginning after December 15, 2015, and is to be applied prospectively. ASU 2015-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter.  ASU 2014-15 became effective for the Company on December 31, 2016 and did not have an impact on the financial statements.

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

NOTE 4. ACQUISITIONS

The Company has determined that the acquisitions described below constitute a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments. The estimation of expected future cash flows requires significant assumptions about appropriate discount rates, expected future cash flows, market conditions and other future events. Actual results could differ materially. The Company made the determinations of fair value using the best information available at the time; however, the assumptions used are subject to change and, if changed, could have a material effect on the Company’s financial position and results of operations.

On April 1, 2016, the Bank acquired Old Town Bank of Waynesville, North Carolina. In connection with the acquisition, the Bank acquired $110.0 million of assets and assumed $97.9 million of liabilities. Total consideration transferred was $13.5 million of cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $1.4 million, none of which is deductible for tax purposes. Loans purchased with evidence of credit impairment were not material.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values, and are summarized in the table below (in thousands.)

	As recorded by Old Town Bank	Fair Value Adjustments	As recorded by the Company
Assets
Cash and cash equivalents	$7,573	$—	$7,573
Investments	30,882	246	31,128
Loans	64,573	272	64,845
Fixed assets	3,414	(22)	3,392
Interest receivable	552	—	552
Core deposit intangible	—	530	530
Other real estate owned	880	43	923
Deferred tax asset	259	207	466
Other assets	938	(337)	601
Total assets acquired	$109,071	$939	$110,010

Liabilities
Deposits	$88,059	$648	$88,707
FHLB advances	9,000	25	9,025
Accrued Interest payable	30	—	30
Other liabilities	125	(9)	116
Total liabilities assumed	97,214	664	97,878

Excess of assets acquired over liabities assumed	$11,857	$275	$12,132
Purchase price			13,486
Goodwill			$1,354

On December 11, 2015, the Bank completed its acquisition of two branches from Arthur State Bank (“ASB”). In accordance with the Purchase and Assumption Agreement, dated August 13, 2015, by and between the Bank and ASB (the “P&A Agreement”), the Bank acquired approximately $39.9 million of deposits, approximately $4.7 million of performing loans, and the bank facilities and certain other assets. In consideration of the purchased assets and transferred liabilities, the Bank paid (1) the recorded investment of the loans acquired, (2) the fair value, or approximately $2.1 million, for the branch facilities and certain assets, and (3) a deposit premium of $1.2 million, equal to 2.87% of the average daily deposits for the 30- day period immediately prior to the acquisition date.

The following table summarizes the assets acquired and liabilities assumed at the date of acquisition and their initial fair values:

(Dollars in thousands)	As Recorded by ASB	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$33,076	$—		$33,076
Loans	4,717	(72	)(a)	4,645
Premises and equipment	2,080	—		2,080
Core deposit intangible	—	590	(b)	590
Other assets	16	—		16
Total assets acquired	$39,889	$518		$40,407

Liabilities
Deposits:
Noninterest-bearing demand	$22,084	$—		22,084
Interest-bearing demand	15	—		15
Money market	2,556	—		2,556
Savings	7,242	—		7,242
Time deposits	7,967	31	(c)	7,998
Total deposits	39,864	31		39,895
Other liabilities	25	—		25
Total liabilities assumed	39,889	31		39,920
Excess of assets acquired over liabilities assumed	$—	$487		$487
Purchase price				1,198
Goodwill				$711

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

Pro forma disclosures are not significant and not meaningful.

On October 19, 2016, the Bank entered into a definitive agreement with Stearns Bank, N.A. (Stearns) pursuant to which the Bank acquired two branches in northern Georgia on February 24, 2017. The Bank assumed approximately $150.0 million in deposits and paid a deposit premium of 3.65%.

NOTE 5. INVESTMENT SECURITIES

The following table presents the holdings of our trading account as of December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
	(Dollars in thousands)

Trading account	$5,211	$4,714

The trading account is held in a Rabbi Trust and seeks to generate returns that will offset the change in liabilities related to market risk of certain deferred compensation agreements. There were $0.5 million of realized gains for the year ended December 31, 2016, and no changes in 2015.

The Company’s HTM investment portfolio was transferred to available-for-sale during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as held-to-maturity for two years from the date of the transfer.

The amortized cost and estimated fair values of securities classified as AFS are summarized as follows:

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$12,076	$31	$—	$12,107
Municipal securities	152,208	337	(5,774)	146,771
Mortgage-backed securities	—
U.S. government agencies	128,820	107	(2,161)	126,766
SBA securities	30,002	13	(303)	29,712
Collateralized mortgage obligations	62,524	16	(1,081)	61,459
U.S. Treasury securities	2,501	15	(2)	2,514
Corporate bonds	18,354	171	(167)	18,358
Mutual funds	616	—	(12)	604
	$407,101	$690	$(9,500)	$398,291
93

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$25,633	$123	$(36)	$25,720
Municipal securities	39,751	311	(204)	39,858
Mortgage-backed securities
U.S. government agencies	112,857	178	(1,025)	112,010
SBA securities	47,768	86	(272)	47,582
Collateralized mortgage obligations	11,702	12	(132)	11,582
U.S. Treasury securities	1,500	10	—	1,510
Mutual funds	602	—	(2)	600
	$239,813	$720	$(1,671)	$238,862

The amortized cost and estimated fair values of securities HTM as of December 31, 2015 are summarized below. As of December 31, 2016, the Company did not hold any securities classified as HTM.

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$15,877	$645	$(23)	$16,499
Municipal securities	12,428	199	(93)	12,534
Mortgage-backed securities
Collateralized mortgage obligations	4,834	4	(62)	4,776
U.S. Treasury securities	1,002	—	(7)	995
Corporate debt securities	7,023	25	(40)	7,008
	$41,164	$873	$(225)	$41,812

Information pertaining to the activity of unrealized losses related to HTM securities (before the impact of income taxes) previously recognized in accumulated other comprehensive income (“AOCI”) is summarized below:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Beginning unrealized loss related to HTM securities previously recognized in AOCI	$903	$1,887	$2,012
Additions for transfers to HTM	—	—	74
Amortization of unrealized losses on HTM securities previously recognized in AOCI	(578)	(984)	(199)
Reduction from transfers to AFS	(325)	—	—
Ending unrealized loss related to HTM securities previously recognized in AOCI	$—	$903	$1,887

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held-to-Maturity:	$—	$—	$—	$—	$—	$—

Available-for-Sale:
Municipal securities	$122,468	$5,759	$331	$15	$122,799	$5,774
Mortgage-backed securities
U.S. government agencies	101,382	2,068	5,102	93	106,484	2,161
SBA	15,199	145	11,434	158	26,633	303
Collateralized mortgage obligations	53,513	1,035	1,058	46	54,571	1,081
U.S. Treasury securities	1,000	2	—	—	1,000	2
Corporate debt securities	6,741	167	—	—	6,741	167
Mutual funds	616	12	—	—	616	12
	$300,919	$9,188	$17,925	$312	$318,844	$9,500
95

	December 31, 2015
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Held to Maturity:
U.S. government agencies	$5,705	$23	$—	$—	$5,705	$23
Municipal securities	4,365	93	—	—	4,365	93
Mortgage-backed securities
Collateralized mortgage obligation	2,693	62			2,693	62
U.S. Treasury securities	995	7	—	—	995	7
Corporate debt securities	4,911	40	—	—	4,911	40
	$18,669	$225	$—	$—	$18,669	$225

Available for Sale:
U.S. government agencies	$13,317	$36	$—	$—	$13,317	$36
Municipal securities	18,769	176	947	28	19,716	204
Mortgage-backed securities
U.S. government agencies	73,476	662	13,892	363	87,368	1,025
SBA	23,012	190	5,730	82	28,742	272
Collateralized mortgage obligations	5,931	74	1,283	58	7,214	132
Mutual funds	600	2	—	—	600	2
	$135,105	$1,140	$21,852	$531	$156,957	$1,671

Information pertaining to the number of securities with unrealized losses is detailed in the table below. Management of the Company believes all unrealized losses as of December 31, 2016 and 2015 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	December 31, 2016
	Less Than 12 Months	More Than 12 Months	Total
Municipal securities	129	1	130
Mortgage-backed securities
U.S. government agencies	66	5	71
SBA	11	8	19
Collateralized mortgage obligations	25	1	26
U.S. Treasury securities	1	—	1
Corporate debt securities	8	—	8
	240	15	255

	December 31, 2015
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	13	—	13
Municipal securities	51	2	53
Mortgage-backed securities
U.S. government agencies	52	9	61
SBA	14	5	19
Collateralized mortgage obligations	5	1	6
U.S. Treasury securities	1	—	1
Corporate debt securities	9	—	9
Mutual funds	1	—	1
	146	17	163
96

The Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Gross proceeds	$124,823	$39,022	$19,170
Gross realized gains	1,261	423	680
Gross realized losses	45	20	—

The Company had securities pledged against deposits and borrowings of approximately $237.1 million and $69.6 million at December 31, 2016 and 2015, respectively.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2016, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$6,373	$6,369
Over 1 year through 5 years	17,845	17,846
After 5 years through 10 years	30,784	30,638
Over 10 years	130,753	125,501
	185,755	180,354
Mortgage-backed securities	221,346	217,937

Total	$407,101	$398,291
97

NOTE 6. LOANS RECEIVABLE

Loans receivable balances are summarized as follows:

	December 31,
	2016	2015
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$278,437	$248,633
Commercial real estate	292,879	214,413
Home equity loans and lines of credit	50,334	53,446
Residential construction	18,531	7,848
Other construction and land	60,605	57,316
Total real estate loans	700,786	581,656

Commercial and industrial	41,306	41,046
Consumer	4,594	3,639
Total commercial and consumer	45,900	44,685

Loans receivable, gross	746,686	626,341

Less: Net deferred loan fees	(923)	(1,388)
Fair value discount	(857)	(72)
Unamortized premium	605	557
Unamortized discount	(1,150)	(1,366)

Loans receivable, net of deferred fees	$744,361	$624,072

The Bank had $144.3 million and $119.5 million of loans pledged as collateral to secure funding with FHLB at December 31, 2016 and 2015, respectively. The Bank also had $89.1 million and $88.4 million of loans pledged as collateral to secure funding with the FRB Discount Window at December 31, 2016 and 2015, respectively.

Included in loans receivable and other borrowings at December 31, 2016 and 2015 are $2.7 million and $2.2 million in participated loans, respectively, that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

98

The following table presents the activity related to the discount on individually purchased loans:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Discount on purchased loans, beginning of period	$1,366	$1,487	$—
Additional discount for new purchases	—	485	2,607
Accretion	(216)	(311)	(365)
Discount applied to charge-offs	—	(295)	—
Interest income recognized for repayments and restructurings	—	—	(755)
Discount on purchased loans, end of period	$1,150	$1,366	$1,487

The following table presents the activity related to the fair value discount on acquired loans:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Fair value discount, beginning of period	$72	$—	$—
Additional discount for acquisitions	960	72	—
Accretion	(175)	—	—
Discount on purchased loans, end of period	$857	$72	$—

There were no purchase credit impaired loans as of December 31, 2016.

The aggregate principal amounts outstanding to executive officers and directors of the Company made in the ordinary course of business as of and for the years ended December 31 is detailed in the table below:

	December 31,
	2016	2015
Beginning of year	$8,930	$9,307
New loans	51	30
Repayments	(759)	(407)
End of year	$8,222	$8,930
99

NOTE 7. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the activity in the allowance for loan losses:

	Year Ended December 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	413	1,016	(486)	(125)	(122)	(85)	(337)	274
Charge-offs	(133)	(431)	(158)	—	(560)	(63)	(201)	(1,546)
Recoveries	77	173	224	32	130	144	336	1,116
Ending balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305

	Year Ended December 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(251)	388	200	(235)	(1,741)	272	(133)	(1,500)
Charge-offs	(536)	(52)	(540)	—	(137)	(9)	(48)	$(1,322)
Recoveries	259	168	104	3	342	32	303	1,211
Ending balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461

	Year Ended December 31, 2014
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,693	$4,360	$1,580	$501	$3,516	$336	$265	$14,251
Provision	(201)	408	310	9	(232)	(58)	(203)	33
Charge-offs	(702)	(2,415)	(598)	—	(566)	(133)	(140)	(4,554)
Recoveries	193	364	41	—	218	163	363	1,342
Ending balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

	December 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$201	$178	$2	$—	$175	$28	$—	$584
Collectively evaluated for impairment	2,611	3,801	675	185	673	571	205	8,721
	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305

Loans Receivable
Individually evaluated for impairment	$3,814	$8,153	$313	$—	$1,720	$306	$—	$14,306
Collectively evaluated for impairment	274,623	284,726	50,021	18,531	58,885	41,000	4,594	732,380
	$278,437	$292,879	$50,334	$18,531	$60,605	$41,306	$4,594	$746,686
100

	December 31, 2015
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$344	$61	$6	$—	$61	$38	$—	$510
Collectively evaluated for impairment	2,111	3,160	1,091	278	1,339	565	407	8,951
	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461

Loans Receivable
Individually evaluated for impairment	$6,315	$9,013	$313	$—	$1,509	$318	$—	$17,468
Collectively evaluated for impairment	242,318	205,400	53,133	7,848	55,807	40,728	3,639	608,873
	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

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

One-to-four family residential

We centrally underwrite each of our one-to-four family residential loans using credit scoring and analytical tools consistent with the Board-approved lending policy and internal procedures based upon industry best practices and regulatory directives. Loans to be sold to secondary market investors must also adhere to investor guidelines. We also evaluate the value and marketability of that collateral. Common risks to each class of non-commercial loans, including one-to-four family residential, include risks that are not specific to individual transactions such as general economic conditions within our markets, particularly unemployment and potential declines in real estate values. Personal events such as death, disability or change in marital status also add risk to non-commercial loans.

101

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

102

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

The following tables present the gross investment in loans by loan grade:

December 31, 2016
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$9,867	$—	$—	$—	$429	$—	$10,296
2	—	4,290	—	—	—	1,463	—	5,753
3	28,129	24,744	1,812	587	2,163	2,772	—	60,207
4	75,542	131,117	3,393	10,686	22,374	21,824	51	264,987
5	26,474	95,447	3,471	2,370	17,942	11,092	325	157,121
6	2,594	11,537	—	286	2,473	268	—	17,158
7	1,747	7,346	—	—	1,218	429	—	10,740
	$134,486	$284,348	$8,676	$13,929	$46,170	$38,277	$376	$526,262

Ungraded Loan Exposure:

Performing	$142,889	$8,531	$41,406	$4,602	$14,182	$3,029	$4,172	$218,811
Nonperforming	1,062	—	252	—	253	—	46	1,613
Subtotal	$143,951	$8,531	$41,658	$4,602	$14,435	$3,029	$4,218	$220,424

Total	$278,437	$292,879	$50,334	$18,531	$60,605	$41,306	$4,594	$746,686
103

December 31, 2015
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$65	$—	$—	$—	$10,336	$—	$10,401
2	—	4,446	—	—	—	99	—	4,545
3	18,518	11,396	1,358	525	1,479	1,734	—	35,010
4	46,942	74,542	1,961	2,036	13,850	18,586	1	157,918
5	33,886	97,469	6,648	1,347	22,864	9,274	592	172,080
6	2,903	13,171	—	1,106	1,718	297	—	19,195
7	3,335	13,106	—	—	579	458	—	17,478
	$105,584	$214,195	$9,967	$5,014	$40,490	$40,784	$593	$416,627

Ungraded Loan Exposure:

Performing	$141,771	$218	$43,158	$2,834	$16,707	$262	$3,046	$207,996
Nonperforming	1,278	—	321	—	119	—	—	1,718
Subtotal	$143,049	$218	$43,479	$2,834	$16,826	$262	$3,046	$209,714

Total	$248,633	$214,413	$53,446	$7,848	$57,316	$41,046	$3,639	$626,341

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the gross investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$4,931	$1,116	$554	$6,601	$271,836	$278,437
Commercial real estate	1,383	1,800	1,681	4,864	288,015	292,879
Home equity and lines of credit	126	44	233	403	49,931	50,334
Residential construction	180	—	—	180	18,351	18,531
Other construction and land	467	—	919	1,386	59,219	60,605
Commercial	368	—	—	368	40,938	41,306
Consumer	62	1	—	63	4,531	4,594
Total	$7,517	$2,961	$3,387	$13,865	$732,821	$746,686

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$5,610	$1,260	$1,205	$8,075	$240,558	$248,633
Commercial real estate	1,585	—	605	2,190	212,223	214,413
Home equity and lines of credit	369	38	322	729	52,717	53,446
Residential construction	—	—	—	—	7,848	7,848
Other construction and land	208	397	138	743	56,573	57,316
Commercial	625	—	—	625	40,421	41,046
Consumer	12	4	—	16	3,623	3,639
Total	$8,409	$1,699	$2,270	$12,378	$613,963	$626,341
104

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans:

	December 31, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$2,670	$2,723	$—	$4,289	$4,403	$—
Commercial real estate	6,078	7,710	—	7,226	8,809	—
Home equity and lines of credit	213	328	—	213	328	—
Other construction and land	809	911	—	658	818	—
Commercial	—	—	—	—	—	—
	$9,770	$11,672	$—	$12,386	$14,358	$—

Loans with a valuation allowance
One-to four-family residential	$1,144	$1,144	$201	$2,026	$2,026	$344
Commercial real estate	2,075	2,075	178	1,787	1,787	61
Home equity and lines of credit	100	100	2	100	100	6
Other construction and land	911	911	175	851	851	61
Commercial	306	306	28	318	318	38
	$4,536	$4,536	$584	$5,082	$5,082	$510

Total
One-to four-family residential	$3,814	$3,867	$201	$6,315	$6,429	$344
Commercial real estate	8,153	9,785	178	9,013	10,596	61
Home equity and lines of credit	313	428	2	313	428	6
Other construction and land	1,720	1,822	175	1,509	1,669	61
Commercial	306	306	28	318	318	38
	$14,306	$16,208	$584	$17,468	$19,440	$510

105

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	For the Year Ended December 31,
	2016		2015		2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$2,758	$117	$6,072	$174	$6,079	$242
Commercial real estate	7,834	116	7,999	299	14,255	664
Home equity and lines of credit	328	10	213	9	1,728	53
Other construction and land	923	27	668	30	2,332	70
Commercial	—	—	—	—	—	—
	$11,843	$270	$14,952	$512	$24,394	$1,029

Loans with a valuation allowance
One-to-four family residential	$1,162	$48	$2,056	$88	$4,048	$137
Commercial real estate	2,098	82	1,808	82	3,715	152
Home equity and lines of credit	100	4	100	4	149	6
Other construction and land	1,027	37	1,502	37	2,042	81
Commercial	312	19	323	19	334	20
	$4,699	$190	$5,789	$230	$10,288	$396

Total
One-to-four family residential	$3,920	$165	$8,128	$262	$10,127	$379
Commercial real estate	9,932	198	9,807	381	17,970	816
Home equity and lines of credit	428	14	313	13	1,877	59
Other construction and land	1,950	64	2,170	67	4,374	151
Commercial	312	19	323	19	334	20
	$16,542	$460	$20,741	$742	$34,682	$1,425

Nonperforming Loans

The following table summarizes the balances of nonperforming loans. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	December 31,
	2016	2015
	(Dollars in thousands)

One-to-four family residential	$1,125	$2,893
Commercial real estate	3,536	3,628
Home equity loans and lines of credit	250	320
Other construction and land	1,042	384
Commercial	41	55
Consumer	47	—
Non-performing loans	$6,041	$7,280
106

Troubled Debt Restructurings (TDRs)

The following tables summarize TDRs as of the dates indicated:

	December 31, 2016
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$3,560	$210	$3,770
Commercial real estate	4,327	2,366	6,693
Home equity and lines of credit	313	—	313
Other construction and land	1,377	206	1,583
Commercial	305	—	305

	$9,882	$2,782	$12,664

	December 31, 2015
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$4,182	$211	$4,393
Commercial real estate	5,134	2,922	8,056
Home equity and lines of credit	313	—	313
Residential construction	—	—	—
Other construction and land	1,259	250	1,509
Commercial	318	12	330

	$11,206	$3,395	$14,601
107

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the table below:

	For the Year Ended December 31, 2015
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Commercial real estate	1	$1,988	$1,693
	1	$1,988	$1,693

Extended payment terms:
Commercial real estate	1	$833	$833
	1	$833	$833

There were no loan modifications that were deemed TDRs at the time of modification during the year ended December 31, 2016.

There were no TDRs that defaulted during the years ending December 31, 2016 or December 31, 2015 and which were modified as TDRs within the previous 12 months.

108

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

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit which was $22.2 million at December 31, 2016 and $19.1 million at December 31, 2015.

The Company’s loans were concentrated in the following categories:

	December 31,
	2016	2015
One-to-four family residential	37.3%	39.7%
Commercial real estate	39.2	34.2
Home equity and lines of credit	6.7	8.5
Residential construction	2.5	1.3
Other construction and land	8.1	9.1
Commercial	5.5	6.6
Consumer	0.7	0.6
Total loans	100.0%	100.0%
109

NOTE 9. FIXED ASSETS

Fixed assets are summarized as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Land and improvements	$9,201	$8,181
Buildings	18,696	16,826
Furniture, fixtures, and equipment	8,429	7,569
Construction in process	—	31
Total fixed assets	36,326	32,607
Less accumulated depreciation	(16,117)	(14,934)
Fixed assets, net	$20,209	$17,673

Depreciation and leasehold amortization expense was $1.2 million, $1.0 million, and $0.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Bank has entered into operating leases in connection with its retail branch operations. These leases expire at various dates through December 2017. Total rental expense was approximately $0.1 million for the each of the years ended December 31, 2016, 2015 and 2014.

Following is a schedule of approximate annual future minimum lease payments under operating leases that have initial or remaining lease terms in excess of one year (in thousands):

2017	$49
Total minimum lease commitments	$49
110

NOTE 10. REAL ESTATE OWNED

The following tables summarizes real estate owned and changes in the valuation allowance for real estate owned as of and for the periods indicated:

	As of December 31,
(Dollars in thousands)	2016	2015

Real estate owned, gross	$5,650	$6,741
Less: Valuation allowance	1,424	1,372

Real estate owned, net	$4,226	$5,369

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Valuation allowance, beginning	$1,372	$1,760	$5,560
Provision charged to expense	655	171	2,349
Reduction due to disposal	(603)	(559)	(6,149)
Valuation allowance, ending	$1,424	$1,372	$1,760

As of December 31, 2016, the Company had $0.1 million in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of December 31, 2016, the Company had $1.3 million of residential real estate properties included in real estate owned.

NOTE 11. BANK OWNED LIFE INSURANCE (“BOLI”)

The following table summarizes the composition of our BOLI:

	December 31,
	2016	2015
	(Dollars in thousands)
Separate account	$12,548	$12,388
General account	17,944	7,636
Hybrid	855	834
Total	$31,347	$20,858

The assets of the separate account are invested in the PIMCO Mortgage-backed Securities Account which is composed primarily of Treasury and Agency mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1. The assets of the general account are invested in six different insurance carriers with ratings ranging from A+ to A++.

NOTE 12. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and SBA loans serviced for others is detailed below.

December 31,
2016	2015	2014
(Dollars in thousands)
$264,264	$251,492	$246,348

The following summarizes the activity in the balance of loan servicing rights:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Loan servicing rights, beginning of period	$2,344	$2,187	$1,883
Capitalization from loans sold	604	544	385
Fair value adjustment	(345)	(387)	(81)
Loan servicing rights, end of period	$2,603	$2,344	$2,187

The Company held custodial escrow deposits of $0.4 and $0.6 million for loan servicing accounts at December 31, 2016 and 2015, respectively.

NOTE 13. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had $2.1 million and $0.7 million of goodwill as of December 31, 2016 and 2015, respectively. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended December 31,
	2016	2015
	Dollars in thousands
Balance at beginning of period	$711	$—
Additions:
Goodwill from acquisitions	1,354	711
Balance at end of period	$2,065	$711

The Company’s other intangible assets consist of core deposit intangibles related to core deposits acquired in the ASB branch and Old Town Bank acquisitions. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	Years Ended December 31,
	2016	2015
	Dollars in thousands
Gross balance at beginning of period	$590	$—
Additions from acquisitions	530	590
Gross balance at end of period	1,120	590
Less accumulated amortization	(141)	—
Core deposit intangible, net	$979	$590

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is $0.2 million per year.

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

		Fair Value
	Balance Sheet Location	December 31, 2016	December 31, 2015
Designated as hedges:
Cash flow hedge of borrowings - interest rate swap	Other assets	$476	$—
Total		$476	$—

Not designated as hedges:
Mortgage banking - loan commitment	Other assets	$41	$30
Mortgage banking - forward sales commitment	Other assets	19	15
Total		$60	$45

Derivative contracts that are not accounted for as hedging instruments under ASC 815, Derivatives and Hedging, are related to the Company’s mortgage loan origination activities. Between the time that the Company enters into an interest-rate lock commitment to originate a mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, the Company is subject to the risk of variability in market prices. The Company enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. This activity is on a matched basis, with a loan sale commitment hedging a specific loan. The commitments to originate mortgage loans and forward loan sales commitments are freestanding derivative instruments. The underlying loans are accounted for under the lower of cost or fair value method and are not reflected in the table above. Fair value adjustment on these derivative instruments are recorded within mortgage banking income in the Consolidated Statement of Income.

The Company’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. The structure of the swap agreements is described in the table below:

Underlyings	Designation	Notional	Payment Provision	Life of Swap Contract
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 0.958%/Receive 3 month LIBOR	4 yrs
FHLB Variable Rate Advance	Cash Flow Hedge	$15,000	Pay 1.054%/Receive 3 month LIBOR	2 yrs
FHLB Variable Rate Advance	Cash Flow Hedge	$20,500	Pay 1.354%/Receive 3 month LIBOR	2 yrs

The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments without exchange of the underlying notional amounts.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffectiveness of the cash flow hedge is recognized through earnings. There was no ineffectiveness in 2016.

The table below presents the effect of the Company’s cash flow hedge on the Consolidated Statement of Income (in thousands).

	Amount of Gain(Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain(Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	December 31,			December 31,
	2016	2015	Location	2016	2015
Interest rate swap	$476	$—	Interest Expense	$32	$—

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

NOTE 15. DEPOSITS

The following table summarizes deposit balances and the related interest expense by type of deposit:

	As of and for the Year Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$139,136	$—	$121,062	$—	$86,110	$—
Interest-bearing demand	122,271	160	103,198	136	92,877	149
Money market	239,387	770	180,377	558	178,320	983
Savings	40,014	49	35,838	33	27,591	36
Time deposits	289,205	2,985	276,142	3,607	318,219	4,193
	$830,013	$3,964	$716,617	$4,334	$703,117	$5,361

Contractual maturities of time deposit accounts are summarized as follows:

December 31, 2016
(Dollars in thousands)
2017	$151,236
2018	68,287
2019	31,093
2020	14,434
2021	11,789
Thereafter	12,366
$289,205

The following table presents the activity related to the fair value premium on acquired time deposits:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Time deposit premium, beginning of period	$30	$—	$—
Additional premium for acquisitions	648	30	—
Accretion	(258)	—	—
Time deposit premium, end of period	$420	$30	$—
115

The Company had time deposit accounts in amounts of $250 thousand or more totaling $46.9 million and $26.4 million at December 31, 2016 and 2015, respectively.

The Company held brokered deposits of approximately $11.8 million at December 31, 2016 and held no brokered deposits at December 31, 2015.

The Company had deposits from related parties of $2.2 million and $1.7 million at December 31, 2016 and 2015, respectively.

NOTE 16. BORROWINGS

The Company has total credit availability with the FHLB of up to 30% of assets, subject to the availability of qualified collateral. As collateral for these borrowings, the Company pledges certain investment securities, its FHLB stock, and its entire loan portfolio of qualifying mortgages (as defined) under a blanket collateral agreement with the FHLB. At December 31, 2016, the Company had unused borrowing capacity with the FHLB of $13.9 million based on collateral pledged at that date. The Company had total additional credit availability with FHLB of $56.8 million as of December 31, 2016 if additional collateral was pledged.

The following tables summarize the outstanding FHLB advances as of the dates indicated:

December 31, 2016
Balance	Type	Rate	Maturity
(Dollars in thousands)
$5,000	Fixed Rate	0.58%	1/3/2017
5,000	Fixed Rate	0.44%	1/3/2017
50,000	Fixed Rate	0.49%	1/5/2017
30,000	Fixed Rate	0.64%	1/15/2017
15,000	Fixed Rate	0.63%	1/17/2017
25,000	Fixed Rate	0.64%	1/23/2017
20,000	Fixed Rate	0.56%	2/7/2017
5,000	Fixed Rate	0.58%	3/28/2017
15,000	Adjustable Rate	0.56%	3/29/2017
5,000	Fixed Rate	0.80%	3/31/2017
5,000	Fixed Rate	0.60%	4/3/2017
10,000	Fixed Rate	0.60%	4/6/2017
1,000	Fixed Rate	0.87%	5/11/2017
20,500	Adjustable Rate	0.73%	5/23/2017
5,000	Fixed Rate	0.82%	6/6/2017
2,000	Fixed Rate	1.02%	6/12/2017
5,000	Fixed Rate	0.76%	6/30/2017
25,000	Fixed Rate	0.77%	8/7/2017
10,000	Fixed Rate	0.82%	9/28/2017
10,000	Fixed Rate	0.77%	12/29/2017
5,000	Fixed Rate	0.78%	12/30/2017
5,000	Fixed Rate	1.26%	6/5/2018
10,000	Fixed Rate	0.84%	6/29/2018
5,000	Fixed Rate	1.40%	7/1/2018
5,000	Fixed Rate	1.51%	12/31/2018
$298,500		0.68%

December 31, 2015
Balance	Type	Rate	Maturity
(Dollars in thousands)
$45,000	Fixed Rate	0.30%	2/5/2016
5,000	Fixed Rate	0.39%	3/28/2016
5,000	Fixed Rate	0.52%	3/30/2016
10,000	Fixed Rate	0.47%	3/31/2016
5,000	Fixed Rate	0.49%	6/6/2016
5,000	Fixed Rate	0.69%	6/30/2016
5,000	Fixed Rate	0.51%	6/30/2016
5,000	Fixed Rate	0.74%	7/1/2016
20,000	Daily Rate	0.49%	7/21/2016
10,000	Fixed Rate	0.58%	9/28/2016
5,000	Fixed Rate	0.79%	12/5/2016
5,000	Fixed Rate	0.98%	12/30/2016
5,000	Fixed Rate	0.74%	12/30/2016
1,000	Fixed Rate	0.87%	5/11/2017
2,000	Fixed Rate	1.02%	6/12/2017
5,000	Fixed Rate	1.38%	12/29/2017
2,000	Fixed Rate	1.25%	5/11/2018
10,000	Fixed Rate	1.83%	4/10/2019
2,500	Fixed Rate	1.77%	6/11/2019
1,000	Fixed Rate	1.78%	5/11/2020
$153,500		0.65%
117

To add stability to net interest revenue and manage our exposure to interest rate movement on our adjustable rate advances, we entered into two FHLB advance interest rate swaps in 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates were 0.76% and 1.15% at December 31, 2016 for the adjustable rate advances maturing March 29, 2017 and May 23, 2017, respectively.

The scheduled annual maturities of FHLB advances and respective weighted average rates, are as follows:

December 31, 2016
Year	Balance	Weighted Average Rate
(Dollars in thousands)
2017	273,500	0.64%
2018	25,000	1.17%
	$298,500	0.68%

The Company also maintained approximately $48.9 million and $48.2 million in borrowing capacity with the FRB discount window as of December 31, 2016 and 2015, respectively. The Company had no FRB discount window borrowings outstanding at December 31, 2016 or 2015. The rate charged on discount window borrowings is currently the Fed Funds target rate plus 0.50% (i.e.,1.25% as of December 31, 2016).

NOTE 17. JUNIOR SUBORDINATED DEBT

The Company issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for the Company. The notes accrue interest quarterly at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% and 3.34% at December 31, 2016 and 2015, respectively. The notes mature on March 30, 2034.

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

The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. As of December 31, 2016, the Company was current on all interest payments due.

NOTE 18. EMPLOYEE BENEFIT PLANS

The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have attained the age of 21. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company matches employee contributions based on the plan guidelines. The Company contribution totaled $0.5 million, $0.4 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014.

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

NOTE 19. POST-EMPLOYMENT BENEFITS

The Company has established several nonqualified deferred compensation and post-employment programs providing benefits to certain directors and key management employees. No new participants have been admitted to any of the plans since 2009 and existing benefit levels have been frozen.

A summary of the key terms and accounting for each plan are as follows:

•	Supplemental Executive Retirement Plan (“SERP”) – provides a post-retirement income stream to several current and former executives. The estimated present value of the future benefits to be paid during a post-retirement period of 216 months is accrued over the period from the effective date of the agreement to the expected date of retirement. The SERP is an unfunded plan and is considered a general contractual obligation of the Company. For the years ended December 31, 2016, 2015, and 2014, the Company recorded expense related to the SERP utilizing a discount rate of 4.0%, 4.0%, and 7.0%, respectively.

•	CAP Equity Plan – provides a post-retirement benefit payable in cash to several current and former officers and directors. During 2015, the Company funded a Rabbi Trust to seek to generate returns that will offset the market risk of certain deferred compensation agreements associated with the Plan. Some Plan participants elected to have their benefits tied to the value of specific assets, including, for example, the Company’s common stock. The remaining participants elected to continue receiving interest of 8% which is accrued on such participant’s unpaid balance after termination from the Company, subject to the terms of the Plan. The Plan was frozen in 2009, and no additional deferrals are allowed.
119

•	Director Consultation Plan – provides a post-retirement monthly benefit for continuing to provide consulting services as needed. The gross amounts of the future payments are accrued.

•	Life Insurance Plan – provides an endorsement split dollar benefit to several current and former executives, under which the Company has agreed to maintain an insurance policy during the executive’s retirement and to provide the executive with a death benefit. The estimated cost of insurance for the portion of the policy expected to be paid as a split dollar death benefit in each post-retirement year is measured for the period between expected retirement age and the earlier of (a) expected mortality and (b) age 95. The resulting amount is then allocated on a present value basis to the period ending on the participant’s full eligibility date. A discount rate of 4% and life expectancy based on the 2001 Valuation Basic Table has been assumed.

The following table summarizes the liabilities for each plan as of the dates indicated:

	December 31,
	2016	2015
	(Dollars in thousands)
SERP	$4,417	$4,435
CAP Equity	4,718	4,890
Director Consultation	252	258
Life Insurance	824	641
	$10,211	$10,224

The expense related to the plans noted above totaled $0.8 million, $1.4 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 20. SHARE-BASED COMPENSATION

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

Share-based compensation expense related to stock options and restricted stock units recognized was $0.9 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively.

The table below presents stock option activity and related information:

	Restricted Stock		Options
(Dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
December 31, 2014	—	$—	—	$—
Granted	157,100	18.55	366,000	18.55
Vested	—		—	—
Forfeited	—		—	—
December 31, 2015	157,100	18.55	366,000	18.55
Granted	26,300	17.49	57,400	17.52
Vested/Exercised	(30,220)	18.55	—	—
Forfeited	(7,600)	18.55	(16,200)	18.55
December 31, 2016	145,580	18.36	407,200	18.41	9.00	$890

Vested/Exercisable at December 31, 2016	—	—	70,600	18.55	8.92	143

The following is a summary of stock options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
Shares	Range	Wtd Ave Price	Ave Remaining Life	Shares	Wtd Ave Price	Ave Remaining Life
5,000	$16.00-17.00	$16.75	9.14	—	$—	—
40,500	17.01-18.00	17.45	9.41	—	—	—
361,700	18.01-18.55	18.54	8.95	70,600	18.55	8.92
407,200		18.41	9.00	70,600	18.55	8.92

The weighted average fair value of options granted in 2016 and 2015 was $3.02 and $3.37, respectively. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The Company is a newly public company as defined by SEC Staff Accounting Bulletin No. 110. As such, the expected term of the options is based on a calculated average life using the “simplified method” and expected volatility is estimated based on the trading history for a composite index of U.S. Thrifts of similar size.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted:

	2016	2015

Fair value per option	$3.02	$3.37
Expected life (years)	6.5 years	6.5 years
Expected stock price volatility	12%	12%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.57%	1.85%
Expected forfeiture rate	0.00%	0.00%

At December 31, 2016, the Company had $3.7 million of unrecognized compensation expense related to stock options and restricted stock. The remaining period over which compensation cost related to unvested stock options and restricted stock is expected to be recognized is 4.01 years at December 31, 2016. No stock options or restricted stock were vested as of December 31, 2015. All unexercised options expire ten years after the grant date.

NOTE 21. INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current
Federal	$549	$(150)	$112
State	24	—	(25)
Deferred
Federal	2,370	2,252	2,348
State	552	109	504
Change in valuation allowance	—	(18,950)	(731)
Total income tax expense (benefit)	$3,495	$(16,739)	$2,208

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes for the periods indicated is reconciled as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Computed income tax expense	$3,455	$2,480	$2,853
Deferred tax valuation allowance	—	(18,950)	(731)
State income tax, net of federal benefit	218	165	271
Nontaxable municipal security income	(544)	(126)	(115)
Nontaxable BOLI income	(107)	(160)	(182)
Other	473	(148)	112
Actual income tax expense (benefit)	$3,495	$(16,739)	$2,208

Effective tax rate	35.4%	-236.2%	27.1%
122

The components of net deferred taxes as of the periods indicated are summarized as follows:

	As of December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$3,245	$3,557
Deferred compensation and post employment benefits	3,365	3,498
Non-accrual interest	375	286
Valuation reserve for other real estate	693	516
North Carolina NOL carryover	557	988
Federal NOL carryover	8,560	10,750
Unrealized losses on securities	3,079	697
Loan basis differences	238	—
Deposit premium	155	—
Other	1,160	772
Total deferred tax assets	21,427	21,064

Deferred tax liabilities:
Fixed assets	263	499
Loan servicing rights	962	881
Core deposit intangible	158	—
Deferred loan costs	1,002	708
Prepaid expenses	57	146
Total deferred tax liabilities	2,442	2,234

Net deferred tax asset	$18,985	$18,830

Upon exercise or vesting of a share-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes this will result in an excess tax benefit. ASU 2016-09, “Compensation-Stock Compensation (718) Improvements to Employee Share-based Payment Accounting” requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense or tax benefit. Under previous GAAP, any excess tax benefits were recognized in additional paid-in capital to offset current-period and subsequent-period tax deficiencies. The Company chose to adopt ASU 2016-09 early for which early adoption should be applied using the modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which guidance was adopted. A tax benefit of $0.03 million was recorded during the year ended December 31, 2016 as a result of share awards vesting during the year.

During 2015, the Company completed an analysis of all positive and negative evidence in assessing the need to maintain the valuation allowance against its net deferred tax asset. As a result of this analysis, the Company determined that significant positive evidence existed that would support the reversal of the valuation allowance including the following:

•	A pattern of sustained profitability, excluding non-recurring items, since the first quarter of 2014;

•	A 3 year cumulative profit;

•	Forecasted earnings sufficient to utilize all remaining net operating losses prior to expiration beginning in 2024 for North Carolina and 2027 for federal;

•	Significant improvements in asset quality;

•	Resolution of all remaining regulatory orders; and

•	A strong capital position enabling future earnings investments.

As of December 31, 2016 and 2015, $0.2 million and $0.6 million in valuation allowance related to net deferred tax assets on investment securities remains in accumulated other comprehensive income. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 1 year.

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses:

	As of December 31, 2016
(Dollars in thousands)	Amount	Expiration Dates
Federal	$24,458	2027-2034
North Carolina	$28,425	2024-2028

The Company recognized reductions in its net deferred tax assets of approximately $0.4 million during both the years ended December 31, 2016 and 2015 as a result of a reduction in the expected North Carolina income tax rate from 4.0% to 3.0% and from 5.0% to 4.0%, respectively.

The Company is subject to examination for federal and state purposes for the tax years 2013 through 2016. As of December 31, 2016 and 2015, the Company does not have any material unrecognized tax positions.

NOTE 22. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015
Numerator:
Net income	$6,376	$23,825
Denominator:
Weighted-average common shares outstanding - basic	6,477,284	6,546,375
Effect of dilutive restricted stock units	12,647	—
Weighted-average common shares outstanding - diluted	6,489,931	6,546,375

Earnings per share - basic	$0.98	$3.64
Earnings per share - diluted	$0.98	$3.64

The average market price used in calculating the assumed number of dilutive shares issued related to stock options for the years ended December 31, 2016 and 2015 was $17.93 and $16.87, respectively. As a result of the average stock price being less than the exercise price of all options in the years ended December 31, 2016 and 2015, the stock options are not deemed dilutive in calculating diluted earnings per share for the period.

As of December 31, 2015, all 157,100 restricted stock units issued were deemed to be anti-dilutive based on the treasury stock method.

NOTE 23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the years ended December 31:

(Dollars in thousands)	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total

Balance, December 31, 2013	$(3,374)	$(1,242)	$(2,860)	$—	$(7,476)
Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	1,992	—	1,992
Change in unrealized holding gains/losses on securities available for sale	5,665	—	—	—	5,665
Reclassification adjustment for net securities gains included in net income	(657)	—	—	—	(657)
Transfer of net unrealized loss from available for sale to held to maturity	74	(74)	—	—	—
Amortization of unrealized losses on securities transferred to held to maturity	—	199	—	—	199
Income tax expense (benefit)	(1,944)	(48)	—	—	(1,992)
Balance, December 31, 2014	$(236)	$(1,165)	$(868)	$—	$(2,269)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	289	—	289
Change in unrealized holding gains/losses on securities available for sale	(166)	—	—	—	(166)
Reclassification adjustment for net securities gains included in net income	(403)	—	—	—	(403)
Amortization of unrealized losses on securities transferred to held to maturity	—	984	—	—	984
Income tax expense (benefit)	211	(382)	—	—	(171)
Balance, December 31, 2015	$(594)	$(563)	$(579)	$—	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	377	—	377
Change in unrealized holding gains/losses on securities available for sale	(6,652)	—	—	—	(6,652)
Reclassification adjustment for net securities gains included in net income	(1,216)	—	—	—	(1,216)
Amortization of unrealized losses on securities transferred to held to maturity	—	578	—	—	578
Reduction in unrealized losses related to held to maturity securities transferred to available-for-sale	—	325	—	—	325
Change in unrealized holding gains/losses on cash flow hedge	—	—	—	476	476
Income tax expense (benefit)	2,908	(340)	—	(176)	2,392
Balance, December 31, 2016	$(5,554)	$—	$(202)	$300	$(5,456)
125

The following table shows the line items in the Consolidated Statements of Operations affected by amounts reclassified from accumulated other comprehensive income (loss):

(Dollars in thousands)	2016	2015	2014	Line Item Affected
Available-for-sale securities
Gains recognized	$1,216	$403	$657	Gain on sale of investments, net of loss
Income tax effect	(449)	(152)	(247)	Income tax expense
Reclassified out of AOCI, net of tax	767	251	410	Net income

Held-to-maturity securities
Amortization of unrealized losses	(578)	(984)	(199)	Interest income - taxable securities
Increase related to transfer from AFS	—	—	74	Interest income - taxable securities
Reduction related to transfer to AFS	(325)	—	—	Interest income - taxable securities
Income tax effect	340	382	48	Income tax expense
Reclassified out of AOCI, net of tax	(563)	(602)	(77)	Net income

Cash flow hedge
Interest expense - effective portion	(16)	—	—	Interest expense - FHLB advances
Interest expense - effective portion	(16)	—	—	Interest expense - Junior subordinated notes
Income tax effect	12	—	—	Income tax expense
Reclassified out of AOCI, net of tax	(20)	—	—	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	377	289	—	Income tax expense

Total reclassified out of AOCI, net of tax	$561	$(62)	$333	Net income

NOTE 24. REGULATORY MATTERS

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available-for-sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

When Basel III is fully phased in on January 1, 2019, the Company and the Bank will be required to maintain a 2.5% capital conservation buffer which is designed to absorb losses during periods of economic distress. This capital conservation buffer is comprised entirely of Common Equity Tier 1 Capital and is in addition to minimum risk-weighted asset ratios.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at December 31, 2016 and December 31, 2015.

Following are the required and actual capital amounts and ratios for the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2016:
Tier 1 Leverage Capital	$138,402	11.06%	$50,034	>4.0%	$62,542	>5%
Common Equity Tier 1 Capital	$138,402	16.33%	$38,150	>5.125%	$55,106	>6.5%
Tier 1 Risk-based Capital	$138,402	16.33%	$50,867	>6.625%	$67,823	>8%
Total Risk-based Capital	$147,807	17.43%	$67,823	>8.625%	$84,778	>10%

As of December 31, 2015:
Tier 1 Leverage Capital	$118,251	12.05%	$39,270	>4%	$49,087	>5%
Common Equity Tier 1 Capital	$118,251	18.07%	$29,443	>4.5%	$42,529	>6.5%
Tier 1 Risk-based Capital	$118,251	18.07%	$39,257	>6%	$52,343	>8%
Total Risk-based Capital	$126,524	19.34%	$52,343	>8%	$65,429	>10%

(1) – As of December 31, 2016, includes capital conservation buffer of 0.625%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

Following are the required and actual capital amounts and ratios for the Company:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2016:
Tier I Leverage Capital	$141,013	11.28%	$50,200	>4.0%
Common Equity Tier 1 Capital	$130,079	15.33%	$38,188	>5.125%
Tier I Risk-based Capital	$141,013	16.62%	$50,918	>6.625%
Total Risk Based Capital	$150,418	17.72%	$67,891	>8.625%

As of December 31, 2015:
Tier I Leverage Capital	$136,063	13.85%	$39,291	>4%
Common Equity Tier 1 Capital	$128,007	19.55%	$29,468	>4.5%
Tier I Risk-based Capital	$136,063	20.78%	$39,291	>6%
Total Risk Based Capital	$144,343	22.04%	$52,388	>8%

(1) – As of December 31, 2016, includes capital conservation buffer of 0.625%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

NOTE 25. COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s approximate commitments to extend credit:

December 31, 2016
(Dollars in thousands)
Lines of credit	$111,263
Standby letters of credit	800

$112,063

The Company had outstanding commitments to originate loans as follows:

	December 31, 2016
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$24,855	1.99% to 7.99%
Variable	9,755	3.25% to 6.25%
	$34,610

The allowance for unfunded commitments was $0.1 million at December 31, 2016 and 2015.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of December 31, 2016 and 2015.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 26. FAIR VALUE DISCLOSURES

We use fair value measurements when recording and disclosing certain financial assets and liabilities. Securities classified as AFS, loan servicing rights and mortgage derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans and real estate owned.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Investment Securities

We obtain fair values for debt securities from a third-party pricing service, which utilizes several sources for valuing fixed-income securities. The market evaluation sources for debt securities available-for-sale include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

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

Derivative Instruments

Derivative instruments include interest rate lock commitments, forward sale commitments, and interest rate swaps. Interest rate lock commitments and forward sale commitments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. The Company classifies these instruments as Level 3.

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

Small Business Investment Company Holdings

No ready market exists for our Small Business Investment Company (“SBIC”) holdings and it has no quoted market value. Accordingly, the carrying amount is deemed to be a reasonable estimate of fair value.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$5,211	$—	$—	$5,211
Securities available for sale:
U.S. government agencies	—	12,107	—	12,107
Municipal securities	—	146,771	—	146,771
Mortgage-backed securities	—	217,937	—	217,937
U.S. Treasury securities	2,514	—	—	2,514
Corporate bonds		16,214	2,144	18,358
Mutual funds	604	—	—	604
	8,329	393,029	2,144	403,502

Loan servicing rights	—	—	2,603	2,603
Derivative assets	—	476	—	476
Forward sales commitments	—	—	19	19
Interest rate lock commitments	—	—	41	41

Total assets	$8,329	$393,505	$4,807	$406,641

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$4,714	$—	$—	$4,714
Securities available for sale:
U.S. government agencies	—	25,720	—	25,720
Municipal securities	—	39,858	—	39,858
Mortgage-backed securities	—	171,174	—	171,174
U.S. Treasury securities	1,510	—	—	1,510
Mutual funds	600	—	—	600
	6,824	236,752	—	243,576

Loan servicing rights	—	—	2,344	2,344
Forward sales commitments	—	—	16	16
Interest rate lock commitments	—	—	30	30

Total assets	$6,824	$236,752	$2,390	$245,966

There were no liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$2,390	$2,248	$1,888

Corporate bonds
Transfers from HTM	2,144	—	—

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	604	544	385
Fair value adjustment	(345)	(387)	(81)

Mortgage derivative gains (losses) included in other income	14	(15)	56

Balance at end of year	$4,807	$2,390	$2,248

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either December 31, 2016 or 2015.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,205	$2,205
Commercial real estate	—	—	6,329	6,329
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	809	809

Real estate owned:
One-to four family residential	—	—	1,336	1,336
Commercial real estate	—	—	722	722
Other construction and land	—	—	2,168	2,168

Total assets	$—	$—	$13,782	$13,782

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$4,163	$4,163
Commercial real estate	—	—	7,226	7,226
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	658	658

Real estate owned:
One-to four family residential	—	—	1,384	1,384
Commercial real estate	—	—	1,123	1,123
Other construction and land	—	—	2,862	2,862

Total assets	$—	$—	$17,629	$17,629

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 or 2015.

Impaired loans totaling $4.6 million at December 31, 2016 and $5.2 million at December 31, 2015, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2016.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0-8%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5 – 35%
		Discount rate	12-14%

The approximate carrying and estimated fair value of financial instruments are summarized below:

	Carrying	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$43,294	$43,294	$43,294	$—	$—
Trading securities	5,211	5,211	5,211	—	—
Securities available for sale	398,291	398,291	3,118	393,029	2,144
Loans held for sale	4,584	5,093	—	5,093	—
Loans receivable, net	744,361	741,612	—	—	741,612
Other investments, at cost	15,261	15,261	—	15,261	—
Interest receivable	5,012	5,012	—	5,012	—
Bank owned life insurance	31,347	31,347	—	31,347	—
Loan servicing rights	2,603	2,603	—	—	2,603
Forward sales commitments	19	19	—	—	19
Interest rate lock commitments	41	41	—	—	41
Derivative asset	476	476	—	476	—
SBIC investments	1,666	1,666	—	—	1,666

Liabilities:
Demand deposits	$540,808	540,808	$—	$540,808	$—
Time deposits	289,205	286,611	—	—	286,611
Federal Home Loan Bank advances	298,500	298,667	—	298,667	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,725	2,907	—	2,907	—
Accrued interest payable	254	254	—	254	—
136

	Carrying	Fair Value Measurements at December 31, 2015
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$40,650	$40,650	$40,650	$—	$—
Trading securities	4,714	4,714	4,714	—	—
Securities available for sale	238,862	238,862	2,110	236,752	—
Securities held to maturity	41,164	41,812	995	40,817	—
Loans held for sale	8,348	8,952	—	8,952	—
Loans receivable, net	624,072	620,516	—	—	620,516
Other investments, at cost	8,834	8,834	—	8,834	—
Interest receivable	3,554	3,554	—	3,554	—
Bank owned life insurance	20,858	20,858	—	20,858	—
Loan servicing rights	2,344	2,344	—	—	2,344
Forward sales commitments	16	16	—	—	16
Interest rate lock commitments	30	30	—	—	30
SBIC investments	1,025	1,025			1,025

Liabilities:
Demand deposits	$440,475	440,475	$—	$440,475	$—
Time deposits	276,142	275,403	—	—	275,403
Federal Home Loan Bank advances	153,500	153,441	—	153,441	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,198	2,198	—	—	2,198
Accrued interest payable	213	213	—	213	—

NOTE 27. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock through January 27, 2017. The authorization represented approximately 5% of the Company’s shares outstanding as of December 31, 2015.

The following table summarizes share repurchase activity through December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	$—	—	—
February 1, 2016 to February 29, 2016	40,621	$17.04	40,621	286,697
March 1, 2016 to March 31, 2016	33,382	$17.70	33,382	253,315
April 1, 2016 to April 30, 2016	5,997	$17.65	5,997	247,318
May 1, 2016 to September 30, 2016	—	$—	—	247,318
October 1, 2016 to October 31, 2016	24,568	$18.10	24,568	222,750
November 1, 2016 to November 31, 2016	—	$—	—	222,750
December 1, 2016 to December 31, 2016	—	$—	—	222,750
Total year-to-date 2016	104,568	$17.55	104,568	222,750

NOTE 28. SUBSEQUENT EVENTS

On February 24, 2017, the Company announced the extension of its previously announced stock repurchase program (the “Stock Repurchase Program”) through February 23, 2018. The Stock Repurchase Program allows for the repurchase of up to 327,318 shares of the Company’s common stock, representing approximately 5% of the Company’s outstanding shares. Approximately 104,568 shares have been repurchased under the Stock Repurchase Program through December 31, 2016, leaving a balance of 222,750 shares that may be purchased under the Stock Repurchase Program, as extended.

On February 24, 2017, the Company completed its acquisition of two branches in Jasper, Georgia from Stearns Bank, N.A.. The acquisition added approximately $147.6 million to the Company’s assets, and $153.0 million to the Company’s deposits. The Company paid a deposit premium of approximately $5.7 million. The conversion of the core operating systems is complete. However, the initial accounting for the business combination is not complete. In accordance with ASC 805, Business Combinations, fair values are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available. There were no loans or REO purchased in this acquisition.

NOTE 29. PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Entegra Financial Corp. (parent company only):

Condensed Balance Sheets

	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Cash	$3,137	$17,545
Equity investment in subsidiary	144,011	128,090
Equity investment in trust	433	433
Other assets	508	188

Total assets	$148,089	$146,256

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$14,433	$14,433
Other liabilities	588	354
Shareholders’ equity	133,068	131,469

Total liabilities and shareholders’ equity	$148,089	$146,256
138

Condensed Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income
Interest income	$81	$190	$78
Dividends from subsidiary	510	114	—
	591	304	78

Expenses
Interest	532	458	509
Other	358	259	29
	890	717	538
Loss before income taxes and equity
in undistributed income of subsidiary	(299)	(413)	(460)
Income tax benefit allocated from
consolidated income tax return	283	180	180
Loss before equity in undistributed
income of subsidiary	(16)	(233)	(280)
Equity in undistributed income of subsidiary	6,392	24,058	6,223
Net income	$6,376	$23,825	$5,943
139

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Operating activities:
Net income	$6,376	$23,825	$5,943
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Equity in undistributed earnings of subsdiary	(6,392)	(24,058)	(6,223)
(Increase) decrease in other assets	55	(19)	(46)
Increase (decrease) in other liablilities	97	75	(1,567)
Net cash provided by (used in) operating activities	$136	$(177)	$(1,893)

Investing activities:
Investment in subsidiary	$(13,486)	$—	$(44,581)
Net cash used in investing activities	$(13,486)	$—	$(44,581)

Financing activities:
Proceeds from sale of common stock	$—	$—	$63,651
Purchase of stock	(1,922)	—	—
Reimbursement from bank subsidiary for share-based compensation	864	70	—
Net cash provided by (used in) financing activities	$(1,058)	$70	$63,651

(Decrease)/increase in cash and cash equivalents	(14,408)	(107)	17,177

Cash and cash equivalents, beginning of year	17,545	17,652	475
Cash and cash equivalents, end of year	$3,137	$17,545	$17,652
140

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

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

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

141

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

142

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

143

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015. (SEC File No. 001-35302).*

10.11	Tax Benefits Preservation Plan, dated as of November 16, 2015, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

10.12	Macon Bank, Inc. Long-Term Capital Appreciation Plan, as amended and restated, dated December 15, 2004, incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.13	First Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated December 10, 2008, incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.14	Second Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated March 16, 2011, incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.15	Third Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 26, 2015, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

21	Schedule of Subsidiaries.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.
144

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEGRA FINANCIAL CORP.

Date:	March 15, 2017	/s/ Roger D. Plemens
Roger D. Plemens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Plemens	President, Chief Executive Officer and Director	March 15, 2017
Roger D. Plemens	(Principal Executive Officer)

/s/ David A. Bright	Executive Vice President and Chief Financial Officer	March 15, 2017
David A. Bright	(Principal Financial and Accounting Officer)

/s/ Fred H. Jones	Chairman of the Board	March 15, 2017
Fred H. Jones

/s/ Stan M. Jeffress	Vice Chairman of the Board	March 15, 2017
Stan M. Jeffress

/s/ Ronald D. Beale	Director	March 15, 2017
Ronald D. Beale

/s/ Louis E. Buck, Jr.	Director	March 15, 2017
Louis E. Buck, Jr.

/s/ Adam W. Burrell	Director	March 15, 2017
Adam W. Burrell

/s/ R. Matthew Dunbar	Director	March 15, 2017
R. Matthew Dunbar

/s/ Charles M. Edwards	Director	March 15, 2017
Charles M. Edwards

/s/ Jim M. Garner	Director	March 15, 2017
Jim M. Garner

/s/ Beverly W. Mason	Director	March 15, 2017
Beverly W. Mason

/s/ Craig A. Fowler	Director	March 15, 2017
Craig A. Fowler
145