Form 10-Q
period 2017-03-31
Entegra Financial Corp.
filed 2017-05-10
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2017

Commission File Number: 001-35302

Entegra Financial Corp.

(Exact name of Registrant as specified in its Charter)

North Carolina	45-2460660
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 One Center Court,
Franklin, North Carolina	28734
(Address of principal executive offices)	(Zip Code)

(828) 524-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 9, 2017, 6,455,145 shares of the issuer’s common stock (no par value), were issued and outstanding.

 ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$14,565	$10,709
Interest-earning deposits	69,652	32,585
Cash and cash equivalents	84,217	43,294

Investments - trading	5,499	5,211
Investments - available for sale	431,737	398,291
Other investments, at cost	12,208	15,261
Loans held for sale	2,309	4,584
Loans receivable	759,150	744,361
Allowance for loan losses	(9,498)	(9,305)
Fixed assets, net	21,245	20,209
Real estate owned	4,090	4,226
Interest receivable	5,287	5,012
Bank owned life insurance	31,528	31,347
Net deferred tax asset	18,259	18,985
Loan servicing rights	2,638	2,603
Goodwill	7,144	2,065
Core deposit intangible	2,569	979
Other assets	5,923	5,754

Total assets	$1,384,305	$1,292,877

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$987,991	$830,013
Federal Home Loan Bank advances	223,500	298,500
Junior subordinated notes	14,433	14,433
Other borrowings	2,905	2,725
Post employment benefits	10,209	10,211
Accrued interest payable	566	254
Other liabilities	9,697	3,673
Total liabilities	1,249,301	1,159,809

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,455,145 and 6,467,550 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock held by Rabbi Trust, at cost; 14,000 shares at March 31, 2017 and December 31, 2016	(279)	(279)
Additional paid in capital	62,584	62,664
Retained earnings	77,439	76,139
Accumulated other comprehensive loss	(4,740)	(5,456)
Total shareholders’ equity	135,004	133,068

Total liabilities and shareholders’ equity	$1,384,305	$1,292,877

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$8,476	$7,206
Interest on tax exempt loans	89	45
Taxable securities	1,759	1,458
Tax-exempt securities	731	143
Interest-earning deposits	116	36
Other	172	105
Total interest income	11,343	8,993

Interest expense:
Deposits	1,028	942
Federal Home Loan Bank advances	530	275
Junior subordinated notes	137	126
Other borrowings	30	26
Total interest expense	1,725	1,369

Net interest income	9,618	7,624

Provision for loan losses	315	—
Net interest income after provision for loan losses	9,303	7,624

Noninterest income:
Servicing income, net	95	116
Mortgage banking	220	140
Gain on sale of SBA loans	142	334
Gain on sale of investments, net	7	269
Trading securities gains	207	74
Other than temporary impairment on available-for-sale securities	(700)	—
Service charges on deposit accounts	391	394
Interchange fees	410	342
Bank owned life insurance	181	107
Other	130	99
Total noninterest income	1,083	1,875

Noninterest expenses:
Compensation and employee benefits	4,836	4,010
Net occupancy	951	817
Federal deposit insurance	104	176
Professional and advisory	274	212
Data processing	401	351
Marketing and advertising	248	200
Merger-related expenses	448	145
Net cost of operation of real estate owned	134	286
Other	1,211	1,082
Total noninterest expenses	8,607	7,279

Income before taxes	1,779	2,220

Income tax expense	479	854

Net income	$1,300	$1,366

Earnings per common share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21

Weighted average common shares outstanding:
Basic	6,464,861	6,517,753
Diluted	6,521,298	6,517,955

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$1,300	$1,366

Other comprehensive income:
Change in unrealized holding gains and losses on securities available for sale	921	3,455
Reclassification adjustment for securities gains realized in net income	(7)	(269)
Reclassification adjustment for other than temporary impairment realized in net income	79	—
Amortization of unrealized loss on securities transferred to held to maturity	—	431
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	54	201
Change in unrealized holding gains on cash flow hedge	39	—
Reclassification adjustment for cash flow effectiveness	18	—
Other comprehensive income, before tax	1,104	3,818
Income tax effect related to items of other comprehensive income	(388)	(1,361)
Other comprehensive income, after tax	716	2,457

Comprehensive income	$2,016	$3,823

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2017 and 2016

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2015	6,546,375	$—	$63,722	$69,763	$(1,736)	$(279)	$131,469

Net income	—	—	—	1,366	—	—	1,366
Other comprehensive income, net of tax	—	—	—	—	2,457	—	2,457
Stock compensation expense	—	—	208	—	—	—	208
Repurchase of common stock	(74,003)		(1,263)	—	—	—	(1,263)
Balance, March 31, 2016	6,472,372	$—	$62,667	$71,129	$721	$(279)	$134,238

Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

Net income	—	—	—	1,300	—	—	1,300
Other comprehensive income, net of tax	—	—	—	—	716	—	716
Stock compensation expense	—	—	229	—	—	—	229
Vesting of restricted stock units, net of 368 shares surrendered	595	—	(8)	—	—	—	(8)
Repurchase of common stock	(13,000)		(301)	—	—	—	(301)
Balance, March 31, 2017	6,455,145	$—	$62,584	$77,439	$(4,740)	$(279)	$135,004

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,300	$1,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	314
Security amortization, net	1,117	483
Trading account income	(207)	(74)
Provision for loan losses	315	—
Provision for real estate owned	78	342
Share-based compensation expense	229	208
Deferred income tax expense	393	831
Net decrease in deferred loan fees	(165)	(150)
Gain on sales of securities available-for-sale	(7)	(269)
Other than temporary impairment on securities available-for-sale	700	—
Income on bank owned life insurance, net	(181)	(107)
Mortgage banking income, net	(220)	(140)
Gain on sales of SBA loans	(142)	(334)
Net realized gain on sale of real estate owned	—	(144)
Loans originated for sale	(10,848)	(2,932)
Proceeds from sale of loans originated for sale	12,342	6,520
Net change in operating assets and liabilities:
Interest receivable	(275)	(262)
Loan servicing rights	(35)	(54)
Other assets	(110)	287
Postemployment benefits	(2)	29
Accrued interest payable	(5)	37
Other liabilities	3	(22)
Net cash provided by operating activities	$4,511	$5,929

The accompanying notes are an integral part of the consolidated financial statements

 ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(53,493)	$(53,998)
Maturities/calls and principal repayments	8,523	15,000
Sales	17,324	34,717
Net increase in loans	(14,426)	(9,144)
Net cash received in branch acquisition	146,750	—
Proceeds from sale of real estate owned	215	249
Purchase of fixed assets	(253)	(144)
Purchase of other investments, at cost	—	(540)
Redemptions of other investments, at cost	3,053	—
Net cash provided by (used in) investing activities	$107,693	$(13,860)

Cash flows from financing activities:
Net increase in deposits	$3,359	$3,667
Net increase in escrow deposits	561	428
Proceeds from FHLB advances	340,000	125,000
Repayment of FHLB advances	(415,000)	(115,000)
Proceeds from other borrowings	108	349
Purchase of common stock	(309)	(1,263)
Net cash provided by (used in) financing activities	$(71,281)	$13,181

Increase in cash and cash equivalents	40,923	5,250

Cash and cash equivalents, beginning of period	$43,294	$40,650

Cash and cash equivalents, end of period	$84,217	$45,900

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$1,730	$1,332

Acquisitions:
Assets acquired	$3,997	$40,407
Liabilities assumed	154,505	39,920
Net assets/liabilities	$150,508	$487

Noncash investing and financing activities:
Real estate acquired in satisfaction of loans	$220	$508
Purchased investments to be settled	6,617	6,373

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered commercial bank and has a wholly owned subsidiary, Entegra Services, Inc., which was inactive as of March 31, 2017. The consolidated financials are presented in these financial statements.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the SEC on March 15, 2017. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than as described in Note 16.

Recent Accounting Standards Updates

In March 2017, the Financial Accounting Standards Board (FASB) issued amendments to Accounting Standards Update (“ASU”) 2017-08 Receivables –Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. Under current generally accepted accounting principles (GAAP), premiums are generally amortized as an adjustment of yield over the contractual life of the instrument. The amendments in the Update shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. The standard becomes effective for public entities beginning after December 15, 2018. As early adoption of ASU 2017-08 was permitted, the Company adopted the standard in the first quarter of 2017. The election to adopt ASU 2017-08 early required any adjustments to be made as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption. ASU 2017-08 had no material impact to the Company’s financial statements.

In March 2017, the FASB issued amendments to ASU 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension cost and Net Periodic Postretirement Benefit Cost. This Update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The standard becomes effective for public entities beginning after December 15, 2017. The Company does not expect this Update to have a material effect on its financial statements.

In January 2017, the FASB issued amendments to ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update was issued to simplify how an entity is required to test goodwill impairment. Under amendments to this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard becomes effective for U.S, Securities and Exchange Commission (SEC) filers beginning after December 15, 2019. The Company does not expect this Update to have a material effect on its financial statements

In January 2017, the FASB issued amendments to ASU 2017-01 Business Combinations (Topic 80): Clarifying the Definition of a Business. This Update was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard becomes effective for public entities beginning after December 15, 2017. The Company does not expect this Update to have a material effect on its financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. ACQUISITIONS

The Company has determined that the acquisition described below constitutes a business combination as defined in Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments. The estimation of expected future cash flows requires significant assumptions about appropriate discount rates, expected future cash flows, market conditions and other future events. Actual results could differ materially. The Company made the determinations of fair value using the best information available at the time; however, the assumptions used are subject to change and, if changed, could have a material effect on the Company’s financial position and results of operations.

On February 24, 2017, the Bank completed its acquisition of two branches from Stearns Bank, N.A. (“Stearns”). In accordance with the Purchase and Assumption Agreement, dated October 19, 2016, by and between the Bank and Stearns (the “P&A Agreement”), the Bank acquired approximately $154.2 million of deposits, the bank facilities, and certain other assets. In consideration of the purchased assets and assumed liabilities, the Bank paid (1) the book value, or approximately $1.0 million, for the branch facilities and certain assets, and (2) a deposit premium of $5.7 million, equal to 3.65% of the average daily deposits for the 30- day period ending the tenth (10th) business day prior to the acquisition.

The following table summarizes the assets acquired and liabilities assumed at the date of acquisition and their initial fair values:

(Dollars in thousands)	As Recorded by Stearns	Fair Value Adjustments	As Recorded by the Company
Assets
Cash and cash equivalents	$1,258	$—	$1,258
Loans	7	—	7
Premises and equipment	950	132	1,082
Core deposit intangible	—	1,650	1,650
Other assets	—	—	—
Total assets acquired	2,215	1,782	3,997

Liabilities
Deposits:
Noninterest-bearing demand	$16,032	$—	16,032
Interest-bearing demand	40,525	—	40,525
Money market	15,368	—	15,368
Savings	7,717	—	7,717
Time deposits	73,480	1,062	74,542
Total deposits	153,122	1,062	154,184
Other liabilities	321	—	321
Total liabilities assumed	153,443	1,062	154,505
Excess of liabilities assumed over assets acquired	$151,228	$720	$150,508
Cash received to settle the acquisition			$145,492
Goodwill			$5,016

Fair values are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available. In particular, the fair value of collateral dependent loans and real estate owned (REO) may change to the extent that the Company receives updated appraisals indicating changes in valuation assumptions at acquisition.

Pro forma disclosures are not significant and not meaningful.

NOTE 3. INVESTMENT SECURITIES

The following table presents the holdings of our trading account as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Trading account	$5,499	$5,211

The trading account is held in a Rabbi Trust and seeks to generate returns that will offset the change in liabilities related to market risk of certain deferred compensation agreements. There were $0.2 million and $0.1 million of realized gains for the three months ended March 31, 2017 and 2016, respectively.

The Company’s held-to-maturity (HTM) investment portfolio was transferred to available-for-sale (AFS) during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owns $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $79,000 prior to the impairment. The Company concluded the investment to be fully impaired. As such, the financial information as of and for the three months ended March 31, 2017 includes other than temporary impairment of $0.7 million before tax.

The amortized cost and estimated fair values of AFS securities as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$3,323	$14	$—	$3,337
Municipal securities	155,294	333	(5,242)	150,385
Mortgage-backed securities
U.S. government agencies	160,586	100	(1,887)	158,799
SBA securities	36,671	14	(280)	36,405
Agency collateralized mortgage obligations	15,055	30	(155)	14,930
Non-agency collateralized mortgage obligations	44,363	—	(836)	43,527
U.S. Treasury securities	2,501	14	(3)	2,512
Corporate bonds	21,143	254	(162)	21,235
Mutual funds	619	—	(12)	607
	$439,555	$759	$(8,577)	$431,737

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. government agencies	$12,076	$31	$—	$12,107
Municipal securities	152,208	337	(5,774)	146,771
Mortgage-backed securities
U.S. government agencies	128,820	107	(2,161)	126,766
SBA securities	30,002	13	(303)	29,712
Agency collateralized mortgage obligations	17,049	14	(173)	16,890
Non-agency collateralized mortgage obligations	45,475	2	(908)	44,569
U.S. Treasury securities	2,501	15	(2)	2,514
Corporate bonds	18,354	171	(167)	18,358
Mutual funds	616	—	(12)	604
	$407,101	$690	$(9,500)	$398,291

Information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
Municipal securities	$119,549	$5,228	$330	$14	$119,879	$5,242
Mortgage-backed securities
U.S. government agencies	117,333	1,769	6,263	118	123,596	1,887
SBA	7,067	38	20,035	242	27,102	280
Agency collateralized mortgage obligations	4,575	107	1,002	48	5,577	155
Non-agency collateralized mortgage obligations	40,140	803	4,275	33	44,415	836
U.S. Treasury securities	998	3	—	—	998	3
Corporate debt securities	5,705	162	—	—	5,705	162
Mutual funds	607	12	—	—	607	12
	$295,974	$8,122	$31,905	$455	$327,879	$8,577

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
Municipal securities	$122,468	$5,759	$331	$15	$122,799	$5,774
Mortgage-backed securities
U.S. government agencies	101,382	2,068	5,102	93	106,484	2,161
SBA	15,199	145	11,434	158	26,633	303
Agency collateralized mortgage obligations	13,135	127	1,058	46	14,193	173
Non-agency collateralized mortgage obligations	40,378	908	—	—	40,378	908
U.S. Treasury securities	1,000	2	—	—	1,000	2
Corporate debt securities	6,741	167	—	—	6,741	167
Mutual funds	616	12	—	—	616	12
	$300,919	$9,188	$17,925	$312	$318,844	$9,500

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of March 31, 2017 and December 31, 2016 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2017
	Less Than 12 Months	More Than 12 Months	Total
Municipal securities	113	1	114
Mortgage-backed securities
U.S. government agencies	80	4	84
SBA	6	13	19
Agency collateralized mortgage obligations	3	1	4
Non-agency collateralized mortgage obligations	19	3	22
U.S. Treasury securities	1	—	1
Corporate debt securities	5	—	5
Mutual funds	1	—	1
	228	22	250

	December 31, 2016
	Less Than 12 Months	More Than 12 Months	Total
Municipal securities	129	1	130
Mortgage-backed securities
U.S. government agencies	66	5	71
SBA	11	8	19
Agency collateralized mortgage obligations	7	1	8
Non-agency collateralized mortgage obligations	18	—	18
U.S. Treasury securities	1	—	1
Corporate debt securities	8	—	8
	240	15	255

At March 31, 2017, the Company held 250 investment securities that were in an unrealized loss position of which 22 had been in unrealized loss positions for over twelve months. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. When reviewing the securities in loss positions, pricing is reviewed for deterioration, bond ratings are reviewed for downgrades, and credit enhancement levels are reviewed for erosion. The Company determined all unrealized losses to be temporary as of March 31, 2017.

At March 31, 2017, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities.

For the three months ended March 31, 2017 and 2016 the Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Gross proceeds	$17,324	$34,717
Gross realized gains	7	287
Gross realized losses	—	18

The Company had securities pledged against deposits and borrowings of approximately $184.3 million and $237.1 million at March 31, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2017, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,329	$1,317
Over 1 year through 5 years	16,683	16,696
After 5 years through 10 years	27,109	27,110
Over 10 years	137,759	132,953
	182,880	178,076
Mortgage-backed securities	256,675	253,661

Total	$439,555	$431,737

NOTE 4. LOANS RECEIVABLE

Loans receivable as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Real estate mortgage loans:
One-to four family residential	$282,620	$278,437
Commercial real estate	296,224	292,879
Home equity loans and lines of credit	48,340	50,334
Residential construction	18,858	18,531
Other construction and land	68,383	60,605
Total real estate loans	714,425	700,786

Commercial and industrial	42,619	41,306
Consumer	4,997	4,594
Total commercial and consumer	47,616	45,900

Loans receivable, gross	762,041	746,686

Less: Net deferred loan fees	(1,578)	(923)
Fair value discount	(786)	(857)
Unamortized premium	556	605
Unamortized discount	(1,083)	(1,150)
	.
Loans receivable, net of deferred fees	$759,150	$744,361

The Bank had $149.2 million and $144.3 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2017 and December 31, 2016, respectively. The Bank also had $90.6 million and $89.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2017 and December 31, 2016, respectively.

Included in loans receivable and other borrowings at March 31, 2017 are $2.9 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three month periods ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016

Discount on purchased loans, beginning of period	$1,150	$1,438
Accretion	(67)	(77)
Discount on purchased loans, end of period	$1,083	$1,361

The following table presents the activity related to the fair value discount on loans from business combinations for the three month periods ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016

Fair value discount, beginning of period	$857	$72
Accretion	(71)	(5)
Fair value discount, end of period	$786	$67
17

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended March 31, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
Provision	308	112	(12)	31	197	(118)	(203)	315
Charge-offs	(4)	(88)	—	—	(228)	—	(15)	(335)
Recoveries	5	77	—	—	55	8	68	213
Ending balance	$3,121	$4,080	$665	$216	$872	$489	$55	$9,498

	Three Months Ended March 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	293	587	(214)	(135)	17	(185)	(363)	—
Charge-offs	(46)	—	(37)	—	(317)	—	(10)	(410)
Recoveries	23	—	113	—	77	118	116	447
Ending balance	$2,725	$3,808	$959	$143	$1,177	$536	$150	$9,498

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans:

	March 31, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$173	$93	$2	$—	$61	$28	$—	$357
Collectively evaluated for impairment	2,948	3,987	663	216	811	461	55	9,141
	$3,121	$4,080	$665	$216	$872	$489	$55	$9,498

Loans Receivable
Individually evaluated for impairment	$4,200	$7,333	$313	$—	$1,339	$304	$—	$13,489
Collectively evaluated for impairment	277,089	287,422	48,107	18,783	66,600	42,593	5,067	745,661
	$281,289	$294,755	$48,420	$18,783	$67,939	$42,897	$5,067	$759,150

	December 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$201	$178	$2	$—	$175	$28	$—	$584
Collectively evaluated for impairment	2,611	3,801	675	185	673	571	205	8,721
	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305

Loans Receivable
Individually evaluated for impairment	$3,769	$7,601	$313	$—	$1,682	$306	$—	$13,671
Collectively evaluated for impairment	273,169	284,502	50,087	18,439	58,444	41,397	4,652	730,690
	$276,938	$292,103	$50,400	$18,439	$60,126	$41,703	$4,652	$744,361

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

The following tables present the recorded investment in gross loans by loan grade:

March 31, 2017

Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$10,101	$—	$—	$—	$715	$—	$10,816
2	1,193	4,246	—	—	—	1,188	—	6,627
3	28,516	23,033	1,913	—	3,308	3,511	—	60,281
4	79,966	150,536	3,350	9,497	29,228	21,320	28	293,925
5	24,924	85,508	2,321	3,122	18,103	12,146	308	146,432
6	2,327	10,648	—	—	2,466	270	—	15,711
7	2,395	7,358	1	—	208	444	—	10,406
	$139,321	$291,430	$7,585	$12,619	$53,313	$39,594	$336	$544,198

Ungraded Loan Exposure:

Performing	$140,849	$3,325	$40,722	$5,952	$14,353	$3,303	$4,731	$213,235
Nonperforming	1,119	—	113	212	273	—	—	1,717
Subtotal	$141,968	$3,325	$40,835	$6,164	$14,626	$3,303	$4,731	$214,952

Total	$281,289	$294,755	$48,420	$18,783	$67,939	$42,897	$5,067	$759,150

December 31, 2016

Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$10,203	$—	$—	$—	$431	$—	$10,634
2	—	4,287	—	—	—	1,465	—	5,752
3	27,975	24,626	1,814	586	2,164	2,803	—	59,968
4	75,246	130,857	3,363	10,646	22,293	21,942	51	264,398
5	26,306	95,408	3,476	2,347	17,930	11,344	324	157,135
6	2,587	11,501	—	284	2,470	270	—	17,112
7	1,713	6,686	—	—	869	421	—	9,689
	$133,827	$283,568	$8,653	$13,863	$45,726	$38,676	$375	$524,688

Ungraded Loan Exposure:

Performing	$142,222	$8,535	$41,497	$4,576	$14,149	$3,027	$4,230	$218,236
Nonperforming	889	—	250	—	251	—	47	1,437
Subtotal	$143,111	$8,535	$41,747	$4,576	$14,400	$3,027	$4,277	$219,673

Total	$276,938	$292,103	$50,400	$18,439	$60,126	$41,703	$4,652	$744,361

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$5,522	$417	$1,035	$6,974	$274,315	$281,289
Commercial real estate	1,740	—	2,483	4,223	290,532	294,755
Home equity and lines of credit	478	29	94	601	47,819	48,420
Residential construction	300	—	212	512	18,271	18,783
Other construction and land	4,081	41	141	4,263	63,676	67,939
Commercial	343	—	34	377	42,520	42,897
Consumer	6	—	—	6	5,061	5,067
Total	$12,470	$487	$3,999	$16,956	$742,194	$759,150

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$4,917	$1,108	$427	$6,452	$270,486	$276,938
Commercial real estate	1,382	1,800	1,638	4,820	287,283	292,103
Home equity and lines of credit	126	44	231	401	49,999	50,400
Residential construction	180	—	—	180	18,259	18,439
Other construction and land	468	—	794	1,262	58,864	60,126
Commercial	368	—	—	368	41,335	41,703
Consumer	62	1	—	63	4,589	4,652
Total	$7,503	$2,953	$3,090	$13,546	$730,815	$744,361

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,067	$3,167	$—	$2,625	$2,723	$—
Commercial real estate	5,124	7,302	—	5,526	7,710	—
Home equity and lines of credit	213	328	—	213	328	—
Residential construction	—	—	—	—	—	—
Other construction and land	593	689	—	771	911	—
Commercial	—	—	—	—	—	—
	$8,997	$11,486	$—	$9,135	$11,672	$—

Loans with a valuation allowance
One-to four-family residential	$1,133	$1,133	$172	$1,144	$1,144	$201
Commercial real estate	2,209	2,209	93	2,075	2,075	178
Home equity and lines of credit	100	100	2	100	100	2
Residential construction	—	—	—	—	—	—
Other construction and land	746	746	61	911	911	175
Commercial	304	304	28	306	306	28
	$4,492	$4,492	$356	$4,536	$4,536	$584

Total
One-to four-family residential	$4,200	$4,300	$172	$3,769	$3,867	$201
Commercial real estate	7,333	9,511	93	7,601	9,785	178
Home equity and lines of credit	313	428	2	313	428	2
Residential construction	—	—	—	—	—	—
Other construction and land	1,339	1,435	61	1,682	1,822	175
Commercial	304	304	28	306	306	28
	$13,489	$15,978	$356	$13,671	$16,208	$584

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended March 31,
	2017		2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,178	$32	$3,832	$36
Commercial real estate	7,317	31	5,811	46
Home equity and lines of credit	328	11	213	2
Other construction and land	691	5	797	8
	$11,514	$79	$10,653	$92

Loans with a valuation allowance
One-to four-family residential	$1,139	$13	$2,182	$24
Commercial real estate	2,220	21	2,927	27
Home equity and lines of credit	100	1	100	1
Other construction and land	788	9	1,180	10
Commercial	304	5	316	5
	$4,551	$49	$6,705	$67

Total
One-to four-family residential	$4,317	$45	$6,014	$60
Commercial real estate	9,537	52	8,738	73
Home equity and lines of credit	428	12	313	3
Other construction and land	1,479	14	1,977	18
Commercial	304	5	316	5
	$16,065	$128	$17,358	$159

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of March 31, 2017 and December 31, 2016. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)

One-to four-family residential	$1,885	$1,125
Commercial real estate	4,548	3,536
Home equity loans and lines of credit	113	250
Residential construction	212	—
Other construction and land	426	1,042
Commercial	66	41
Consumer	—	47
Non-performing loans	$7,250	$6,041

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	March 31, 2017
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$3,530	$210	$3,740
Commercial real estate	4,600	2,397	6,997
Home equity and lines of credit	313	—	313
Other construction and land	1,136	222	1,358
Commercial	304	—	304

	$9,883	$2,829	$12,712

	December 31, 2016
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$3,560	$210	$3,770
Commercial real estate	4,327	2,366	6,693
Home equity and lines of credit	313	—	313
Other construction and land	1,377	206	1,583
Commercial	305	—	305

	$9,882	$2,782	$12,664

There were no loan modifications that were deemed TDRs at the time of the modification during the three month periods ended March 31, 2017 or 2016.

There were no TDR’s that defaulted during the three month periods ending March 31, 2017 and 2016 and which were modified as TDR’s within the previous 12 months.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The Company had $7.1 million and $2.1 million of goodwill as of March 31, 2017 and December 31, 2016, respectively. The following is a summary of changes in the carrying amounts of goodwill:

	March 31,	December 31,
	2017	2016
	Dollars in thousands
Balance at beginning of period	$2,065	$711
Additions:
Prior acquisitions measurement period adjustments	63	—
Goodwill from current year acquisitions	5,016	1,354
Balance at end of period	$7,144	$2,065

The Company’s other intangible assets consist of core deposit intangibles related to acquired core deposits. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	March 31,	December 31,
	2017	2016
	Dollars in thousands
Gross balance at beginning of period	$1,120	$590
Additions from acquisitions	1,650	530
Gross balance at end of period	2,770	1,120
Less accumulated amortization	(201)	(141)
Core deposit intangible, net	$2,569	$979

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is approximately $0.4 million per year.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016.

	As of and for the				As of and for the Year Ended
	Three Months Ended March 31,				December 31,
	2017		2016		2016
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$153,740	$—	$118,228	$—	$139,136	$—
Interest-bearing demand	173,433	40	105,374	27	122,271	160
Money Market	257,466	219	193,775	148	239,387	770
Savings	48,218	12	35,915	10	40,014	49
Time Deposits	355,134	757	267,420	757	289,205	2,985
	$987,991	$1,028	$720,712	$942	$830,013	$3,964

NOTE 8. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated:

	March 31, 2017		December 31, 2016
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2017	$193,500	0.82%	$273,500	0.64%
2018	30,000	1.19%	25,000	1.17%
	$223,500	0.87%	$298,500	0.68%

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

		Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016
Designated as hedges:
Cash flow hedge of borrowings - interest rate swap	Other assets	$533	$476
Total		$533	$476

Not designated as hedges:
Mortgage banking - loan commitment	Other assets	$67	$41
Mortgage banking - forward sales commitment	Other assets	8	19
Total		$75	$60

Mortgage banking - loan commitment	Other liabilities	$18	$—
Mortgage banking - forward sales commitment	Other liabilities	11	$—
Total		$29	$—

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

The Company’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. The structure of the swap agreements is described in the table below (dollars in thousands):

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffectiveness of the cash flow hedge is recognized through earnings. There was no ineffectiveness during the three months ended March 31, 2017 or 2016.

The table below presents the effect of the Company’s cash flow hedge on the Consolidated Statement of Income (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
				For the three months ended March 31,
	March 31, 2017	December 31, 2016	Location	2017	2016
Interest rate swap	$336	$476	Interest Expense	$18	$—

The Company is exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements and counterparty limits. The agreements contain collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

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

NOTE 10. INCOME TAXES

The components of net deferred taxes as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss	$8,406	$8,560
Allowance for loan losses	3,327	3,245
Deferred compensation and post employment benefits	3,355	3,365
State net operating loss	519	557
Valuation reserve for other real estate	509	693
Non-accrual interest	359	375
Loan basis differences	220	238
Unrealized losses on securities	2,692	3,079
Deposit premium	124	155
Other	1,452	1,380
Gross deferred tax assets	20,963	21,647

Deferred tax liabilities:
Fixed assets	237	263
Loan servicing rights	975	962
Deferred loan costs	1,027	1,002
Prepaid expenses	48	57
Core deposit intangible	146	158
Other	271	220
Total deferred tax liabilities	2,704	2,662

Net deferred tax asset	$18,259	$18,985

As of March 31, 2017 and December 31, 2016, $0.1 million and $0.2 million, respectively, in valuation allowance related to net deferred tax assets on investment securities remains in accumulated other comprehensive income. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 1 year.

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses:

	As of March 31, 2017
(Dollars in thousands)	Amount	Expiration Dates
Federal	$23,976	2027-2034
North Carolina	$27,166	2024-2028

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Numerator:
Net income	$1,300	$1,366
Denominator:
Weighted-average common shares outstanding - basic	6,464,861	6,517,753
Effect of dilutive shares	56,437	202
Weighted-average common shares outstanding - diluted	6,521,298	6,517,955

Earnings per share - basic	$0.20	$0.21
Earnings per share - diluted	$0.20	$0.21

At March 31, 2017, the Company had 5,000 potentially dilutive shares of common stock that were excluded from diluted earnings per share. These potentially dilutive shares of common stock are issuable upon exercise of stock options granted to employees with a weighted average exercise price of $21.05.

At March 31, 2016, the Company had the following potentially dilutive stock options and restricted stock units which were excluded from diluted earnings per share: 371,000 shares of common stock issuable upon exercise of stock options granted to employees and directors with a weighted average exercise price of $18.53; and 157,100 shares of common stock issuable upon completion of vesting of restricted stock units.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(5,554)	$—	$(202)	$300	$(5,456)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	54	—	54
Change in net unrealized holding losses on securities available for sale	921	—	—	—	921
Reclassification adjustment for net securities gains realized in net income	(7)	—	—	—	(7)
Reclassification adjustment for other than temporary impairment of securities available for sale	79	—	—	—	79
Change in unrealized holding gains on cash flow hedge				39	39
Reclassification adjustment for cash flow effectiveness				18	18
Income tax benefit	(367)	—	—	(21)	(388)

Balance, end of period	$(4,928)	$—	$(148)	$336	$(4,740)

	Three Months Ended March 31, 2016
	(Dollars in thousands)
Balance, beginning of period	$(594)	$(563)	$(579)	$—	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	201	—	201
Change in net unrealized holding losses on securities available for sale	3,455	—	—	—	3,455
Reclassification adjustment for net securities gains realized in net income	(269)	—	—	—	(269)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	431	—	—	431
Income tax benefit	(1,198)	(163)	—	—	(1,361)

Balance, end of period	$1,394	$(295)	$(378)	$—	$721

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended March 31
(Dollars in thousands)	2017	2016	Income Statement Line Item Affected
Available-for-sale securities
Gains recognized	$7	$269	Gain on sale of investments, net of loss
Other than temporary impairment	(79)	—	Other than temporary impairment on AFS securities
Income tax effect	27	(99)	Income tax expense
Reclassified out of AOCI, net of tax	(45)	170	Net income

Held-to-maturity securities
Amortization of unrealized losses	—	(431)	Interest income - taxable securities
Income tax effect	—	163	Income tax expense
Reclassified out of AOCI, net of tax	—	(268)	Net income

Cash flow hedge
Interest expense - effective portion	(17)	—	Interest expense - FHLB advances
Interest expense - effective portion	(1)	—	Interest expense - Junior subordinated notes
Income tax effect	7	—	Income tax expense
Reclassified out of AOCI, net of tax	(11)	—	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	(54)	(201)	Income tax expense

Total reclassified out of AOCI, net of tax	$(110)	$(299)	Net income

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

The following summarizes the Company’s approximate commitments to extend credit:

March 31, 2017
(Dollars in thousands)
Lines of credit	$109,286
Standby letters of credit	805

$110,091

As of March 31, 2017, the Company had outstanding commitments to originate loans as follows:

	March 31, 2017
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$26,953	3.25% to 6.38%
Variable	20,148	2.75% to 6.50%

	$47,101

The allowance for unfunded commitments was $0.1 million at March 31, 2017 and December 31, 2016.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of March 31, 2017 and December 31, 2016.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 14. FAIR VALUE DISCLOSURES

We use fair value measurements when recording and disclosing certain financial assets and liabilities. AFS securities, loan servicing rights and mortgage derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, impaired loans and real estate owned.

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

Also included in securities are corporate bonds which are valued using significant unobservable inputs and are classified as Level 2 or Level 3 based on market information available during the period.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$5,499	$—	$—	$5,499
Securities available for sale:
U.S. government agencies	—	3,337	—	3,337
Municipal securities	—	150,385	—	150,385
Mortgage-backed securities	—	253,661	—	253,661
U.S. Treasury securities	2,512	—	—	2,512
Corporate bonds	—	20,179	1,056	21,235
Mutual funds	607	—	—	607
	8,618	427,562	1,056	437,236

Loan servicing rights	—	—	2,638	2,638
Derivative assets	—	533	—	533
Forward sales commitments	—	—	8	8
Interest rate lock commitments	—	—	67	67

Total assets	$8,618	$428,095	$3,769	$440,482

Forward sales commitments	$—	$—	$11	$11
Interest rate lock commitments	—	—	18	18

Total liabilities	$—	$—	$29	$29

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$5,211	$—	$—	$5,211
Securities available for sale:
U.S. government agencies	—	12,107	—	12,107
Municipal securities	—	146,771	—	146,771
Mortgage-backed securities	—	217,937	—	217,937
U.S. Treasury securities	2,514	—	—	2,514
Corporate bonds	—	16,214	2,144	18,358
Mutual funds	604	—	—	604
	8,329	393,029	2,144	403,502

Loan servicing rights	—	—	2,603	2,603
Derivative assets	—	476	—	476
Forward sales commitments	—	—	19	19
Interest rate lock commitments	—	—	41	41
Total assets	$8,329	$393,505	$4,807	$406,641

There were no liabilities measured at fair value on a recurring basis as of December 31, 2016.

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$4,807	$2,390

Corporate bonds
Fair value adjustment	(2)	—
Transfer to Level 2	(1,086)

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	151	128
Fair value adjustment	(116)	(74)

Mortgage derivative gains(losses) included in other income	(14)	34

Balance at end of period	$3,740	$2,478

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either March 31, 2017 or December 31, 2016.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,609	$2,609
Commercial real estate	—	—	5,608	5,608
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	593	593

Real estate owned:
One-to-four family residential	—	—	1,353	1,353
Commercial real estate	—	—	864	864
Other construction and land	—	—	1,873	1,873

Total assets	$—	$—	$13,113	$13,113

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$2,205	$2,205
Commercial real estate	—	—	6,329	6,329
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	809	809

Real estate owned:
One-to-four family residential	—	—	1,336	1,336
Commercial real estate	—	—	722	722
Other construction and land	—	—	2,168	2,168

Total assets	$—	$—	$13,782	$13,782

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 or December 31, 2016.

Impaired loans totaling $4.5 million at March 31, 2017 and $4.6 million at December 31, 2016, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2017.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0-8%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5 - 35%
		Discount rate	12% - 14%

The approximate carrying and estimated fair value of financial instruments are summarized below:

	Carrying	Fair Value Measurements at March 31, 2017
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$84,217	$84,217	$84,217	$—	$—
Trading securities	5,499	5,499	5,499	—	—
Securities available for sale	431,737	431,737	3,119	427,562	1,056
Loans held for sale	2,309	2,492	—	2,492	—
Loans receivable, net	759,150	753,182	—	—	753,182
Other investments, at cost	12,208	12,208	—	12,208	—
Interest receivable	5,287	5,287	—	5,287	—
Bank owned life insurance	31,528	31,528	—	31,528	—
Loan servicing rights	2,638	2,638	—	—	2,638
Forward sales commitments	8	8	—	—	8
Interest rate lock commitments	67	67	—	—	67
Derivative asset	533	533	—	533	—
SBIC investments	2,670	2,670	—	—	2,670

Liabilities:
Demand deposits	$632,857	632,857	$—	$632,857	$—
Time deposits	355,134	351,214	—	—	351,214
Federal Home Loan Bank advances	223,500	233,687	—	233,687	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,905	2,929	—	2,929	—
Accrued interest payable	566	566	—	566	—
Forward sales commitments	11	11	—	—	11
Interest rate lock commitments	18	18	—	—	18

	Carrying	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$43,294	$43,294	$43,294	$—	$—
Trading securities	5,211	5,211	5,211	—	—
Securities available for sale	398,291	398,291	3,118	393,029	2,144
Loans held for sale	4,584	5,093	—	5,093	—
Loans receivable, net	744,361	741,612	—	—	741,612
Other investments, at cost	15,261	15,261	—	15,261	—
Interest receivable	5,012	5,012	—	5,012	—
Bank owned life insurance	31,347	31,347	—	31,347	—
Loan servicing rights	2,603	2,603	—	—	2,603
Forward sales commitments	19	19	—	—	19
Interest rate lock commitments	41	41	—	—	41
Derivative asset	476	476	—	476	—
SBIC investments	1,666	1,666	—	—	1,666

Liabilities:
Demand deposits	$540,808	540,808	$—	$540,808	$—
Time deposits	289,205	286,611	—	—	286,611
Federal Home Loan Bank advances	298,500	298,667	—	298,667	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,725	2,907	—	2,907	—
Accrued interest payable	254	254	—	254	—

NOTE 15. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock. On February 24, 2017, the Company announced the extension of the stock repurchase program through February 23, 2018.

The following table summarizes repurchase activity through March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	222,750
February 1, 2017 to February 28, 2017	—	$—	—	222,750
March 1, 2017 to March 31, 2017	13,000	$23.12	13,000	209,750
Total year-to-date 2017	13,000	$23.12	13,000	209,750

NOTE 16. SUBSEQUENT EVENTS

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owns $0.7 million of subordinated debt issued by the holding company of First NBC Bank. The Company concluded the investment to be fully impaired. As such, the financial information as of and for the three months ended March 31, 2017 includes other than temporary impairment of $0.7 million before tax.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	The value of our deferred tax asset could be significantly reduced if corporate tax rates in the U.S. decline or as a result of other changes in the U.S. corporate tax system;
•	We may not be able to utilize all of our deferred tax asset;
•	Our ability to realize our deferred tax asset and deduct certain future losses could be limited if we experience an ownership change as defined in the Code;
•	We may not be able to implement aspects of our growth strategy;
•	Future expansion involves risks;
•	New bank office facilities and other facilities may not be profitable;
•	Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition;
•	The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand;
•	Our return on equity may be low until we are able to leverage the capital we received from the stock offering;
•	We may need additional access to capital, which we may be unable to obtain on attractive terms or at all;
•	Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected;
•	Our commercial real estate loans generally carry greater credit risk than one-to-four family residential mortgage loans;
•	Our concentration of construction financing may expose us to a greater risk of loss and hurt our earnings and profitability;
•	Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value;
•	Our level of home equity loans and lines of credit lending may expose us to increased credit risk;
•	We continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values;
•	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business;
•	Concentration of collateral in our primary market area may increase the risk of increased non-performing assets;
•	Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings;
45

•	We rely on the mortgage secondary market for some of our liquidity;
•	Future changes in interest rates could reduce our profits;
•	Strong competition within our market areas may limit our growth and profitability;
•	Our stock-based benefit plan will increase our costs, which will reduce our income;
•	The implementation of stock-based benefit plans may dilute your ownership interest;
•	We are subject to extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action;
•	Financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations;
•	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares;
•	We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services;
•	The fair value of our investments could decline;
•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows;
•	Changes in accounting standards could affect reported earnings;
•	We are subject to environmental liability risk associated with our lending activities;
•	A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses;
•	We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained;
•	Our stock price may be volatile, which could result in losses to our shareholders and litigation against us;
•	The trading volume in our common stock is lower than that of other larger companies; future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline;
•	There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock;
•	We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in the event of liquidation, which could negatively affect the value of our common stock;
•	Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings;
•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business; and
•	Other risks and uncertainties detailed in this Quarterly Report on Form 10-Q and, from time to time, in our other filings with the SEC.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2017 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2017 and December 31, 2016, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

We provide a full range of financial services through offices located throughout the western North Carolina counties of Buncombe, Cherokee, Haywood, Henderson, Jackson, Macon, Polk, and Transylvania, the Upstate South Carolina counties of Anderson, Greenville, Pickens, and Spartanburg and the northern Georgia county of Jasper. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

Recent Events

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owns $0.7 million of subordinated debt issued by the holding company of First NBC Bank. The Company concluded the investment to be fully impaired. As such, the financial information as of and for the three months ended March 31, 2017 includes other than temporary impairment of $0.7 million before tax.

Strategic Plan

We continue to execute on our strategic plan which involves the following key components:

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

Earnings Summary

Net income for the three months ended March 31, 2017 was $1.3 million compared to $1.4 million for the same period in 2016. The decrease in net income for the quarter was primarily the result of decreases in noninterest income of $0.8 million, increases in noninterest expenses of $1.3 and a provision for loan losses of $0.3 million during the 2017 period partially offset by an increase in net interest income of $2.0 million.

The increase in net interest income for the period was primarily the result of increases in interest and fee income on loans of $1.3 million, interest on securities of $0.9 million, and interest on interest-bearing deposits of $0.1 million. These increases in interest income were partially offset by increases in interest expense on deposits and Federal Home Loan Bank (FHLB) advances of $0.1 million and $0.2 million, respectively.

Noninterest income decreased due primarily to other than temporary impairment of AFS securities totaling $0.7 million, reduced gains on sales of investments and Small Business Administration (SBA) loans partially offset by increases in mortgage banking income, interchange fees, bank-owned life insurance (BOLI) and trading securities income.

The increase in noninterest expense was primarily related to increased compensation and employee benefits of $0.8 million, and merger-related expenses of $0.3 million as the Company successfully grew its branch network during 2016 and 2017.

The provision for loan losses was $0.3 million for the quarter ended March 31, 2017, compared to no provision for loan losses for the same period in 2016. The Company continues to experience a minimal level of net charge-offs and modest levels of non-performing loans.

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

We analyze our noninterest expense and net income on a non-GAAP basis as detailed in the table below:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Core Noninterest Expense
Noninterest expense (GAAP)	$8,607	$7,279
Merger-related expenses	(448)	(145)
Core noninterest expense (Non-GAAP)	$8,159	$7,134

Core Net Income
Net income (GAAP)	$1,300	$1,366
Gain on sale of investments	(5)	(175)
Other than temporary impairment of investment securities available for sale	441	—
Merger-related expenses	291	94
Core net income (Non-GAAP)	$2,027	$1,285

Core Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.20	$0.21
Gain on sale of investments	—	—
Other than temporary impairment of investment securities available for sale	0.07	—
Merger-related expenses	0.04	0.01
Core diluted earnings per share (Non-GAAP)	$0.31	$0.21

Core Return on Average Assets
Return on Average Assets (GAAP)	0.39%	0.53%
Gain on sale of investments	0.00%	0.00%
Other than temporary impairment of investment securities available for sale	0.13%	—
Merger-related expenses	0.09%	0.04%
Core Return on Average Assets (Non-GAAP)	0.61%	0.56%

Core Return on Average Equity
Return on Average Equity (GAAP)	3.87%	4.10%
Gain on sale of investments	-0.01%	0.00%
Other than temporary impairment of investment securities available for sale	1.31%	—
Merger-related expenses	0.87%	0.28%
Core Return on Average Equity (Non-GAAP)	6.04%	4.38%

Core Efficiency Ratio
Efficiency ratio (GAAP)	80.43%	76.63%
Gain on sale of investments	0.07%	2.19%
Other than temporary impairment of investment securities available for sale	-6.15%	2.19%
Merger-related expenses	-4.19%	-1.53%
Core Efficiency Ratio (Non-GAAP)	70.16%	79.48%

	As Of
	March 31, 2017	December 31, 2016
	(Dollars in thousands, except share data)
Tangible Book Value Per Share
Book Value (GAAP)	$135,004	$133,068
Goodwill and intangibles	(9,713)	(3,044)
Book Value (Tangible)	$125,291	$130,024
Outstanding shares	6,455,145	6,467,550
Tangible Book Value Per Share	$19.41	$20.10

Financial Condition at March 31, 2017 and December 31, 2016

Total assets increased $91.4 million, or 7.1%, to $1.38 billion at March 31, 2017 from $1.29 billion at December 31, 2016. This increase in assets was comprised primarily of loans, which increased $14.8 million, or 2.0%, and investment securities, which increased $33.4 million, or 8.4%. The increases in loans and investments were funded by cash from the deposits assumed in February 2017. On February 24, 2017, the Bank completed its acquisition of two branches from Stearns Bank, N.A. (Stearns). Deposits assumed in the branch acquisition totaled $79.6 million of core deposits and $74.5 million of certificates of deposits. Core deposits remained relatively unchanged at 64% of the Company’s deposit portfolio at March 31, 2017 compared to 65% at December 31, 2016.

Total liabilities increased $89.5 million, or 7.7%, to $1.25 billion at March 31, 2017 from $1.16 billion at December 31, 2016, due primarily to the $158.0 million increase in deposits and trade date settlements of $6.5 million partially offset by the $75.0 million decrease in FHLB advances.

Total equity increased $1.9 million, or 1.5%, to $135.0 million at March 31, 2017 from $133.1 million at December 31, 2016. This increase was the result of $1.3 million of net income, $0.2 million of stock-based compensation expense, and a $0.7 million improvement in other comprehensive income partially offset by $0.3 million of share repurchases.

Cash and Cash Equivalents

Total cash and cash equivalents increased $40.9 million, or 94.5%, to $84.2 million at March 31, 2017 from $43.3 million at December 31, 2016 primarily as a result of cash received in the settlement of the branch acquisition.

Investment Securities

The Company funded a trading account which is held in a Rabbi Trust to generate returns that seek to offset changes in liabilities related to the market risk of certain deferred compensation agreements.

The following table presents the holdings of our trading account as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)

Exchange traded mutual funds	$5,499	$5,211
	$5,499	$5,211

The remainder of our investment securities portfolio is classified as “available-for-sale” (AFS) and is carried at fair value. The Company’s held-to-maturity (HTM) investment portfolio was transferred to AFS during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

The following table shows the amortized cost and fair value for our AFS investment portfolio at the dates indicated.

	At March 31,		At December 31,
	2017		2016
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$3,323	$3,337	$12,076	$12,107
U.S. Treasury Notes & Bonds	2,501	2,512	2,501	2,514
Municipal obligations	155,294	150,385	152,208	146,771
Mortgage-backed securities:
U.S. Government agency	160,586	158,799	128,820	126,766
SBA securities	36,671	36,405	30,002	29,712
Agency collateralized mortgage obligations	15,055	14,930	17,049	16,890
Non-agency collateralized mortgage obligations	44,363	43,527	45,475	44,569
Corporate Bonds	21,143	21,235	18,354	18,358
Mutual funds	619	607	616	604

Total securities available-for-sale	$439,555	$431,737	$407,101	$398,291

AFS investment securities increased $33.4 million, or 8.4%, to $431.7 million at March 31, 2017 from $398.3 million at December 31, 2016. We continue to grow our investment portfolio as we seek to better leverage our capital and invest excess cash.

We recorded other than temporary impairment of $0.7 million on our investment in one corporate subordinated debt AFS security as of March 31, 2017. See discussion in Note 16 of the accompanying unaudited financial statements.

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

	At March 31,		At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$282,620	37.1%	$278,437	37.3%
Commercial	296,224	38.8	292,879	39.2
Home equity loans and lines of credit	48,340	6.3	50,334	6.7
Residential construction	18,858	2.5	18,531	2.5
Other construction and land	68,383	9.0	60,605	8.1
Commercial	42,619	5.6	41,306	5.5
Consumer	4,997	0.7	4,594	0.7
Total loans, gross	$762,041	100.0%	$746,686	100.0%

Less:
Deferred loan fees, net	(1,578)		(923)
Fair value discount	(786)		(857)
Unamortized premium	556		605
Unamortized discount	(1,083)		(1,150)

Total loans, net	$759,150		$744,361

Percentage of total assets	54.8%		57.6%

Net loans increased $14.8 million, or 2.0%, to $759.2 million at March 31, 2017 from $744.4 million at December 31, 2016. During 2017, we have continued to experience an improvement in loan demand and we maintain a favorable pipeline going into the second quarter. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

Delinquent Loans

When a loan becomes 15 days past due, we contact the borrower to inquire as to the status of the loan payment. When a loan becomes 30 days or more past due, we increase collection efforts to include all available forms of communication. Once a loan becomes 45 days past due, we generally issue a demand letter and further explore the reasons for non-repayment, discuss repayment options, and inspect the collateral. In the event the loan officer or collections staff has reason to believe restructuring will be mutually beneficial to the borrower and the Bank, the borrower will be referred to the Bank’s Credit Administration staff to explore restructuring alternatives to foreclosure. Once the demand period has expired and it has been determined that restructuring is not a viable option, the Bank’s counsel is instructed to pursue foreclosure.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of March 31, 2017 or December 31, 2016.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At March 31, 2017
Real estate loans:
One- to four-family residential	$5,522	$417	$1,035	$6,974
Commercial	1,740	—	2,483	4,223
Home equity loans and lines of credit	478	29	94	601
Residential construction	300	—	212	512
Other construction and land	4,081	41	141	4,263
Commercial	343	—	34	377
Consumer	6	—	—	6
Total loans	$12,470	$487	$3,999	$16,956
% of total loans, net	1.64%	0.06%	0.53%	2.23%

At December 31, 2016
Real estate loans:
One- to four-family residential	$4,931	$1,116	$554	$6,601
Commercial	1,383	1,800	1,681	4,864
Home equity loans and lines of credit	126	44	233	403
One- to four-family residential construction	180	—	—	180
Other construction and land	467	—	919	1,386
Commercial	368	—	—	368
Consumer	62	1	—	63
Total loans	$7,517	$2,961	$3,387	$13,865
% of total loans, net	1.01%	0.40%	0.45%	1.86%

Delinquent loans increased $3.1 million, or 22.3%, to $17.0 million at March 31, 2017 from $13.9 million at December 31, 2016. The increase in delinquencies was due primarily to one $3.0 million loan which was classified as delinquent during the period ending March 31, 2017 but subsequently was returned to current status.

Non-Performing Assets

Non-performing loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Non-performing assets include non-performing loans and real estate owned (REO). The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,885	$1,125
Commercial	4,548	3,536
Home equity loans and lines of credit	113	250
Residential construction	212	—
Other construction and land	426	1,042
Commercial	66	41
Consumer	—	47

Total non-performing loans	7,250	6,041

REO:
One- to four-family residential	1,353	1,336
Commercial real estate	864	722
Other construction and land	1,873	2,168

Total foreclosed real estate	4,090	4,226

Total non-performing assets	$11,340	$10,267

Troubled debt restructurings still accruing	$9,883	$9,882

Ratios:
Non-performing loans to total loans	0.96%	0.81%
Non-performing assets to total assets	0.82%	0.79%

Non-performing loans increased $1.3 million, or 20.0%, to $7.3 million at March 31, 2017 from $6.0 million at December 31, 2016. The increase in non-performing loans was primarily attributable to one credit relationship totaling $0.9 million, for which a loss is not expected.

REO decreased $0.1 million, or 3.2%, to $4.1 million at March 31, 2017 from $4.2 million at December 31, 2016.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	At March 31,	At December 31,
	2017	2016
	(Dollars in thousands)

Classified loans:
Substandard	$10,406	$12,353
Doubtful	—	—
Loss	—	—

Total classified loans:	10,406	12,353
As a % of total loans, net	1.37%	1.65%

Special mention	15,711	17,158

Total criticized loans	$26,117	$29,511
As a % of total loans, net	3.44%	3.95%

Total classified loans decreased $1.9 million, or 15.8%, to $10.4 million at March 31, 2017 from $12.4 million at December 31, 2016. Total criticized loans decreased $3.4 million, or 11.5%, to $26.1 million at March 31, 2017 from $29.5 million at December 31, 2016. Management continues to dedicate significant resources to monitoring and resolving classified and criticized loans.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 1.0%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans

•	Collateral values

•	Loan concentrations

•	Economic conditions – including unemployment rates, home sales and prices, and a regional economic index.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$9,305	$9,461

Charge-offs:
Real Estate:
One- to four-family residential	4	46
Commercial	88	—
Home equity loans and lines of credit	—	37
Residential construction	—	—
Other construction and land	228	317
Commercial	—	—
Consumer	15	10
Total charge-offs	335	410

Recoveries:
Real Estate:
One- to four-family residential	5	23
Commercial	77	—
Home equity loans and lines of credit	—	113
Residential construction	—	—
Other construction and land	55	77
Commercial	8	118
Consumer	68	116
Total recoveries	213	447

Net charge-offs (recoveries)	122	(37)

Provision for loan losses	315	—

Balance at end of period	$9,498	$9,498

Ratios:
Net charge-offs to average loans outstanding	0.07%	(0.02)%
Allowance to non-performing loans at period end	131.01%	105.74%
Allowance to total loans at period end	1.25%	1.50%

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong at 131.01% at March 31, 2017 compared to 156.03% at December 31, 2016 and 105.74% at March 31, 2016.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

One- to four-family residential	$1,353	$1,336
Commercial real estate	864	722
Residential construction	—	—
Other construction and land	1,873	2,168
Total	$4,090	$4,226

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$4,226	$5,369
Additions	237	508
Disposals	(295)	(105)
Writedowns	(78)	(342)
Balance, end of period	$4,090	$5,430

Real estate owned decreased $0.1 million to $4.1 million at March 31, 2017 from $4.2 million at December 31, 2016. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had moderate success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $0.7 million, or 3.8%, to $18.3 million at March 31, 2017 compared to $19.0 million at December 31, 2016. The decrease in net deferred tax assets is mainly attributable to reductions in our federal and state net operating losses and improvement in the net unrealized holding gains/losses on our investment securities.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	As of		As of
	March 31, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$153,740	15.6%	$139,136	16.8%
Interest-bearing demand accounts	173,433	17.6	122,271	14.7
Money market accounts	257,466	26.1	239,387	28.8
Savings accounts	48,218	4.9	40,014	4.8
Time deposits	355,134	35.9	289,205	34.8

Total deposits	$987,991	100.0%	$830,013	100.0%

Core deposits increased $89.0 million, or 16.5%, to $629.8 million at March 31, 2017 from $540.8 million at December 31, 2016, including $79.6 million of core deposits assumed in the Stearns branch acquisition. Excluding $74.5 million of certificates of deposit assumed from Stearns, certificates of deposit decreased $8.6 million, or 3.0%, to $280.6 million at March 31, 2017 compared to $289.2 million at December 31, 2016. Core deposits remained relatively unchanged at 64% of the Company’s deposit portfolio compared to 65% at December 31, 2016.

FHLB Advances

FHLB advances decreased $75.0 million to $223.5 million at March 31, 2017 compared to $298.5 million at December 31, 2016. Funds received from the Stearns branch acquisition were used to pay off certain short-term advances as they matured. The advances had a weighted average rate of 0.87% as of March 31, 2017 compared to 0.68% at December 31, 2016. To manage our exposure to interest rate movement, we entered into two interest rate swaps during 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates of the swap were 0.89% and 1.16% at March 31, 2017.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at March 31, 2017 and December 31, 2016 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% at March 31, 2017 and December 31, 2016.

Equity

Total equity increased $1.9 million, or 1.5%, to $135.0 million at March 31, 2017 from $133.1 million at December 31, 2016. This increase was primarily attributable to $1.3 million of net income, $0.2 million of stock-based compensation expense, and a $0.7 million improvement in other comprehensive income partially offset by $0.3 million of share repurchases.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016.

General. Net income for the three months ended March 31, 2017 was $1.3 million compared to $1.4 million for the same period in 2016. The decrease in net income for the recent quarter was primarily the result decreases in noninterest income of $0.8 million as the result of other than temporary impairment, increases in noninterest expenses of $1.3 million and a provision for loan losses of $0.3 million during the 2017 period partially offset by an increase in net interest income of $2.0 million.

Net Interest Income. Net interest income increased $2.0 million for the three months ended March 31, 2017 compared to the same period in 2016. The increase in net interest income for the period was primarily the result of increases in interest and fee income on loans of $1.3 million, interest on securities of $0.9 million, and interest on interest-bearing deposits of $0.1 million. These increases in interest income were partially offset by increases in interest expense on deposits and FHLB advances of $0.1 million and $0.2 million, respectively.

The tax-equivalent net interest margin increased to 3.30% for the quarter ended March 31, 2017 compared to 3.22% for the same period in 2016. The increase in margin was primarily the result of increased yields on taxable investments and loans and decreased rates on deposits.

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

	For the three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$743,154	$8,476	4.63%	$633,048	$7,206	4.57%
Loans, tax exempt (1)	14,908	137	3.72%	6,543	68	4.27%
Investments - taxable	296,317	1,759	2.37%	260,619	1,458	2.24%
Investment tax exempt (1)	111,432	1,125	4.04%	17,713	217	4.58%
Interest earning deposits	57,888	116	0.81%	33,468	36	0.43%
Other investments, at cost	13,865	172	5.03%	8,951	105	4.71%

Total interest-earning assets	1,237,564	11,785	3.86%	960,342	9,090	3.80%

Noninterest-earning assets	97,048			75,923

Total assets	$1,334,612			$1,036,265

Interest-bearing liabilities:
Savings accounts	$43,012	$12	0.11%	$35,619	$10	0.11%
Time deposits	328,605	757	0.93%	272,753	757	1.11%
Money market accounts	246,621	219	0.36%	189,334	148	0.31%
Interest bearing transaction accounts	135,263	40	0.12%	102,706	27	0.11%
Total interest bearing deposits	753,501	1,028	0.55%	600,412	942	0.63%

FHLB advances	274,889	530	0.78%	156,247	275	0.71%
Junior subordinated debentures	14,433	137	3.85%	14,433	126	3.50%
Other borrowings	2,788	30	4.36%	2,218	26	4.70%

Total interest-bearing liabilities	1,045,611	1,725	0.67%	773,310	1,369	0.71%

Noninterest-bearing deposits	140,563			116,440

Other non interest bearing liabilities	13,935			13,225

Total liabilities	1,200,109			902,975
Total equity	134,503			133,290

Total liabilities and equity	$1,334,612			$1,036,265

Tax-equivalent net interest income		$10,060			$7,721

Net interest-earning assets (2)	$191,953			$187,032

Average interest-earning assets to interest-bearing liabilities	1.18%			1.24%

Tax-equivalent net interest rate spread (3)			3.19%			3.09%
Tax-equivalent net interest margin (4)			3.30%			3.22%

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

	For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$1,174	$96	$1,270
Loans, tax exempt (2)	79	(10)	69
Investment - taxable	214	87	301
Investments - tax exempt (2)	934	(26)	908
Interest-earning deposits	36	44	80
Other investments, at cost	59	8	67

Total interest-earning assets	2,496	199	2,695

Interest-bearing liabilities:
Savings accounts	$2	$0	$2
Time deposits	132	(132)	0
Money market accounts	47	24	71
Interest bearing transaction accounts	9	4	13
FHLB advances	223	32	255
Junior subordinated debentures	—	11	11
Other borrowings	6	(2)	4

Total interest-bearing liabilities	419	(63)	356

Change in tax-equivalent net interest income	$2,077	$262	$2,339

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Net interest income before provision for loan losses increased to $9.6 million for the three months ended March 31, 2017, compared to $7.6 million for the same period in 2016. As indicated in the table above, an increase in net interest income of $2.0 million attributable to an improvement in volume was supplemented by a $0.3 million improvement in net interest income earned attributable to a reduction in rates.

The increase in tax-equivalent net interest income of $2.0 million related to volume was primarily the result of higher average loan balances which increased $118.5 million, primarily as the result of the Old Town Bank acquisition in 2016, and investment balances which increased $129.4 million for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in average loan and investment balances was partially offset by higher average deposit and FHLB advance balances which increased $153.0 million and $118.6 million, respectively, over the same periods. While the average deposit growth was primarily attributable to the Stearns branch acquisition, the increase in average FHLB advances was a result of a leverage strategy to fund investment purchases.

The increase in tax-equivalent net interest income of $0.3 million related to rate was primarily the result of increased yields on taxable loans and investments and decreased time deposit rates partially offset by decreased tax exempt investment yields. The decrease in average tax exempt investment yields was offset by the impact of lower average time deposit yields which decreased 18 basis points to 0.93% in the quarter ended March 31, 2017 as compared to 1.11% in the three months ending March 31, 2016.

Our tax-equivalent net interest rate spread increased by 10 basis points to 3.19% for the three months ended March 31, 2017 compared to 3.09% for the three months ended March 31, 2016, and our tax-equivalent net interest margin increased eight basis points to 3.30% for the three months ended March 31, 2017, compared to 3.22% for the three months ended March 31, 2016. The increases in our interest rate spread and margin were primarily a result of decreased rates on time deposits and increases in loan yields.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended March 31, 2017 of $0.3 million compared to no provision for loan losses for the same period in 2016 due to loan growth. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)
Servicing income, net	$95	$116	$(21)
Mortgage banking	220	140	80
Gain on sale of SBA loans	142	334	(192)
Gain on sale of investments, net	7	269	(262)
Other than temporary impairment on AFS investment securities	(700)	—	(700)
Service charges on deposit accounts	391	394	(3)
Interchange fees	410	342	68
Bank owned life insurance	181	107	74
Other	337	173	164

Total	$1,083	$1,875	$(792)

The $0.1 million increase in mortgage banking income is primarily due to increased volume.

Gains on sales of SBA loans decreased $0.2 million as a result of a fewer SBA loans being sold during the 2017 period. We continue to focus on our SBA lending efforts.

Net gains on sales of investments decreased $0.3 million for the three months ended March 31, 2017 compared to the same period in 2016 due an increase in interest rates which provided unfavorable market conditions for sales.

We recorded $0.7 million of other than temporary impairment during the three months ended March 31, 2017 as a result of information received April 28, 2017. See Note 16 in the accompanying unaudited financial statements for further discussion.

Interchange fees increased $0.1 million as a result of increased core deposit accounts and the acquisition of approximately $88.7 million in deposits from Old Town Bank in April 2016.

BOLI income increased $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016 due to the purchase of $10.0 million of additional policies in the third quarter of 2016.

Other noninterest income increased $0.2 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily as a result of increases in trading securities revenue.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(Dollars in thousands)

Compensation and employee benefits	$4,836	$4,010	$826
Net occupancy	951	817	134
Federal deposit insurance	104	176	(72)
Professional and advisory	274	212	62
Data processing	401	351	50
Marketing and advertising	248	200	48
Merger-related expenses	448	145	303
Net cost of operation of REO	134	286	(152)
Other	1,211	1,082	129

Total noninterest expenses	$8,607	$7,279	$1,328

Compensation and employee benefits increased $0.8 million, or 20.6%, for the three months ended March 31, 2017 as compared to the same period in 2016. This additional expense is related to increases in our number of employees primarily as a result our acquisition of Old Town Bank and Stearns branch acquisitions, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.1 million, or 16.4%, for the three months ended March 31, 2017 as compared to the same period in 2016 primarily as the result of our acquisition of Old Town Bank and Stearns branch acquisitions.

Professional and advisory expenses increased $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily as the result of increased fees for tax related services and fees related to public filing requirements.

Merger-related expenses increased $0.3 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of the Stearns branch acquisition.

Other noninterest expense increased $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily as the result of increased debit card and interchange expenses of $0.1 million from increased transaction activity due to our acquisition of Old Town Bank and Stearns branch acquisitions.

Income Taxes. We recorded $0.5 million of income tax expense for the three months ended March 31, 2017 compared to tax expense of $0.9 million for the same period in 2016. Our effective tax rate of 26.9% for the three months ended March 31, 2017 improved from 38.5% for the same period in 2016 primarily as the result of increased tax-exempt income related to municipal bond investments and BOLI income.

We continue to utilize unused net operating losses for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2017.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At March 31, 2017, cash and cash equivalents totaled $84.2 million. Included in this total was $66.4 million held at FRB and $2.4 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(10,848)	$(2,932)
Proceeds from loans originated for sale	12,342	6,520

Investing activities:
Purchases of investments	$(53,493)	$(53,998)
Maturities and principal repayments of investments	8,523	15,000
Sales of investments	17,324	34,717
Net increase in loans	(14,426)	(8,795)
Net cash received in branch acquisition	146,750	(13,367)
Redemptions of other investments, at cost	3,053	—

Financing activities:
Net increase (decrease) in deposits	$3,359	$3,667
Proceeds from FHLB advances	340,000	125
Repayment of FHLB advances	(415,000)	(115,000)

At March 31, 2017, we had $47.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $110.1 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of March 31, 2017.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of March 31, 2017:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$237,298	$223,500	$13,798
Unpledged Marketable Securities	431,737	191,526	240,211
Fed funds lines	15,000	—	15,000
FRB	46,054	—	46,054
	$730,089	$415,026	$315,063

In addition to the amounts noted in the table above, we have the ability to pledge additional loans and increase our borrowing capacity with the FHLB.

In July 2013, the Federal Reserve and the FDIC issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on AFS debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at March 31, 2017 and December 31, 2016.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Tier 1 Leverage Capital	$133,354	10.09%	$52,863	>4%	$66,079	>5%
Common Equity Tier 1 Capital	$133,354	15.06%	$50,899	>5.75%	$57,538	>6.5%
Tier 1 Risk-based Capital	$133,354	15.06%	$64,177	>7.25%	$70,816	>8%
Total Risk-based Capital	$142,953	16.15%	$81,881	>9.25%	$88,520	>10%

As of December 31, 2016:
Tier 1 Leverage Capital	$138,402	11.06%	$50,034	>4%	$62,542	>5%
Common Equity Tier 1 Capital	$138,402	16.33%	$38,150	>5.125%	$55,106	>6.5%
Tier 1 Risk-based Capital	$138,402	16.33%	$50,867	>6.625%	$67,823	>8%
Total Risk-based Capital	$147,807	17.43%	$67,823	>8.625%	$84,778	>10%

As of March 31, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

The following table summarized the required and actual capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Tier I Leverage Capital	$136,519	10.32%	$52,894	>4%
Common Equity Tier 1 Capital	$123,804	13.97%	$50,948	>5.75%
Tier I Risk-based Capital	$136,519	15.41%	$64,238	>7.25%
Total Risk Based Capital	$146,118	16.49%	$81,959	>9.25%

As of December 31, 2016:
Tier I Leverage Capital	$141,013	11.28%	$50,220	>4%
Common Equity Tier 1 Capital	$130,079	15.33%	$38,188	>5.125%
Tier I Risk-based Capital	$141,013	16.62%	$50,918	>6.625%
Total Risk Based Capital	$150,418	17.72%	$67,891	>8.625%

As of March 31, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

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

	March 31, 2017		December 31, 2016
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(0.6)	(7.3)	(9.2)	(15.2)
+300	(0.1)	(5.8)	(6.6)	(11.7)
+200	0.2	(4.2)	(4.2)	(7.9)
+100	0.1	(2.8)	(2.1)	(4.7)
-	—	—	—	—
-100	(2.2)	6.7	(1.7)	8.7

The results from the rate shock analysis on NII are consistent with having a slightly asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 0.2% increase in NII as of March 31, 2017 as compared to a 4.2% decrease in NII as of December 31, 2016, suggesting that there is a slight benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased from December 31, 2016 to March 31, 2017. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 4.2% decrease in EVE as of March 31, 2017 as compared to a 7.9% decrease in EVE as of December 31, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended March 31, 2017.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2016 Annual Report on Form 10-K as filed with the SEC on March 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock. On February 24, 2017, the Company announced the extension of the stock repurchase program through February 23, 2018.

The table below sets forth information regarding the Company’s common stock repurchases during the three months ended March 3017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	222,750
February 1, 2017 to February 28, 2017	—	$—	—	222,750
March 1, 2017 to March 31, 2017	13,000	$23.12	13,000	209,750
Total year-to-date 2017	13,000	$23.12	13,000	209,750

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
73

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017	Entegra Financial Corp.
(Registrant)

	By:	/s/ David A. Bright
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
75