Form 10-Q
period 2017-06-30
Entegra Financial Corp.
filed 2017-08-04
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2017

Commission File Number: 001-35302

Entegra Financial Corp.

(Exact name of Registrant as specified in its Charter)

North Carolina	45-2460660
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 One Center Court,
Franklin, North Carolina	28734
(Address of principal executive offices)	(Zip Code)

(828) 524-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 4, 2017, 6,458,679 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

2

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$13,474	$10,709
Interest-earning deposits	66,637	32,585
Cash and cash equivalents	80,111	43,294

Investments - trading	5,636	5,211
Investments - available for sale	427,831	398,291
Other investments, at cost	12,208	15,261
Loans held for sale	3,668	4,584
Loans receivable	794,687	744,361
Allowance for loan losses	(9,934)	(9,305)
Fixed assets, net	21,022	20,209
Real estate owned	2,487	4,226
Interest receivable	5,211	5,012
Bank owned life insurance	31,742	31,347
Small Business Investment Company Holdings, at cost	2,771	1,655
Net deferred tax asset	15,851	18,985
Loan servicing rights	2,718	2,603
Goodwill	7,144	2,065
Core deposit intangible	2,470	979
Other assets	3,853	4,099

Total assets	$1,409,476	$1,292,877

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$1,013,998	$830,013
Federal Home Loan Bank advances	223,500	298,500
Junior subordinated notes	14,433	14,433
Other borrowings	3,371	2,725
Post employment benefits	10,163	10,211
Accrued interest payable	644	254
Other liabilities	3,234	3,673
Total liabilities	1,269,343	1,159,809

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,458,679 and 6,467,550 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock held by Rabbi Trust, at cost; 14,000 shares at June 30, 2017 and December 31, 2016	(279)	(279)
Additional paid in capital	62,802	62,664
Retained earnings	79,541	76,139
Accumulated other comprehensive loss	(1,931)	(5,456)
Total shareholders’ equity	140,133	133,068

Total liabilities and shareholders’ equity	$1,409,476	$1,292,877

The accompanying notes are an integral part of the consolidated financial statements.

3

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$9,035	$8,255	$17,511	$15,461
Interest on tax exempt loans	98	98	187	143
Taxable securities	1,821	1,422	3,580	2,880
Tax-exempt securities	798	306	1,529	449
Interest-earning deposits	127	54	243	90
Other	145	122	317	227
Total interest income	12,024	10,257	23,367	19,250

Interest expense:
Deposits	1,085	1,032	2,113	1,974
Federal Home Loan Bank advances	542	319	1,072	594
Junior subordinated notes	141	128	278	254
Other borrowings	34	30	64	56
Total interest expense	1,802	1,509	3,527	2,878

Net interest income	10,222	8,748	19,840	16,372

Provision for loan losses	325	—	640	—
Net interest income after provision for loan losses	9,897	8,748	19,200	16,372

Noninterest income:
Servicing income, net	158	75	253	191
Mortgage banking	344	220	564	360
Gain on sale of SBA loans	4	284	146	618
Gain on sale of investments, net	36	429	43	698
Trading securities gains	100	104	307	178
Other than temporary impairment on available-for-sale securities	—	—	(700)	—
Service charges on deposit accounts	412	387	803	781
Interchange fees	480	382	890	724
Bank owned life insurance	214	94	395	201
Other	182	124	312	223
Total noninterest income	1,930	2,099	3,013	3,974

Noninterest expenses:
Compensation and employee benefits	5,086	4,257	9,922	8,267
Net occupancy	926	835	1,877	1,651
Federal deposit insurance	135	184	239	360
Professional and advisory	363	293	637	505
Data processing	424	400	825	751
Marketing and advertising	226	302	474	502
Merger-related expenses	408	1,771	856	1,916
Net cost of operation of real estate owned	81	210	215	496
Other	1,218	1,061	2,429	2,144
Total noninterest expenses	8,867	9,313	17,474	16,592

Income before taxes	2,960	1,534	4,739	3,754

Income tax expense	858	676	1,337	1,530

Net income	$2,102	$858	$3,402	$2,224

Earnings per common share:
Basic	$0.33	$0.13	$0.53	$0.34
Diluted	$0.32	$0.13	$0.52	$0.34

Weighted average common shares outstanding:
Basic	6,456,572	6,466,665	6,460,693	6,492,209
Diluted	6,549,000	6,482,079	6,540,524	6,506,485

The accompanying notes are an integral part of the consolidated financial statements.
4

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$2,102	$858	$3,402	$2,224

Other comprehensive income:
Change in unrealized holding gains and losses on securities available for sale	4,510	3,049	5,431	6,504
Reclassification adjustment for securities gains realized in net income	(36)	(429)	(43)	(698)
Reclassification adjustment for other than temporary impairment realized in net income	—	—	79	—
Amortization of unrealized loss on securities transferred to held to maturity	—	139	—	570
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	55	94	109	295
Change in unrealized holding gains on cash flow hedge	(107)	(45)	(68)	(45)
Reclassification adjustment for cash flow hedge effectiveness	2	—	20	—
Other comprehensive income, before tax	4,424	2,808	5,528	6,626
Income tax effect related to items of other comprehensive income	(1,615)	(1,022)	(2,003)	(2,383)
Other comprehensive income, after tax	2,809	1,786	3,525	4,243

Comprehensive income	$4,911	$2,644	$6,927	$6,467

The accompanying notes are an integral part of the consolidated financial statements.
5

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2015	6,546,375	$—	$63,722	$69,763	$(1,736)	$(279)	$131,469

Net income	—	—	—	1,366	—	—	1,366
Other comprehensive income, net of tax	—	—	—	—	2,457	—	2,457
Stock compensation expense	—	—	208	—	—	—	208
Repurchase of common stock	(74,003)		(1,263)	—	—	—	(1,263)
Balance, March 31, 2016	6,472,372	$—	$62,667	$71,129	$721	$(279)	$134,238

Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

Net income	—	—	—	3,402	—	—	3,402
Other comprehensive income, net of tax	—	—	—	—	3,525	—	3,525
Stock compensation expense	—	—	458	—	—	—	458
Vesting of restricted stock units, net of 859 shares surrendered	4,129	—	(19)	—	—	—	(19)
Repurchase of common stock	(13,000)		(301)	—	—	—	(301)
Balance, June 30, 2017	6,458,679	$—	$62,802	$79,541	$(1,931)	$(279)	$140,133

The accompanying notes are an integral part of the consolidated financial statements
6

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,402	$2,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(45)	434
Investment amortization, net	2,299	1,257
Trading account income	(307)	(178)
Provision for loan losses	640	—
Provision for real estate owned	167	508
Share-based compensation expense	458	427
Deferred income tax expense	1,240	1,598
Gain on sales of securities available for sale	(43)	(698)
Other than temporary impairment on investments	700	—
Income on bank owned life insurance, net	(395)	(201)
Mortgage banking income, net	(564)	(360)
Gain on sales of SBA loans	(146)	(618)
Net realized gain on sale of real estate owned	(41)	(178)
Loans originated for sale	(24,789)	(14,897)
Proceeds from sale of loans originated for sale	25,272	16,923
Net change in operating assets and liabilities:
Interest receivable	(199)	(154)
Loan servicing rights	(115)	(48)
Other assets	189	105
Postemployment benefits	(48)	29
Accrued interest payable	73	22
Other liabilities	74	626
Net cash provided by operating activities	$7,822	$6,821

The accompanying notes are an integral part of the consolidated financial statements
7

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(85,094)	$(103,802)
Maturities/calls and principal repayments	21,222	24,760
Sales	36,842	75,709
Net increase in loans	(47,909)	(33,339)
Net cash received in branch acquisition	146,750	—
Proceeds from sale of real estate owned	770	1,222
Purchase of fixed assets	(343)	(144)
Purchase of other investments, at cost	—	(1,410)
Purchase of Small Business Investment Company Holdings, at cost	(1,116)	(36)
Net cash paid in business combination	—	(5,912)
Redemption of other investments, at cost	3,053	—
Net provided by (cash used) in investing activities	$74,176	$(42,952)

Cash flows from financing activities:
Net increase in deposits	$28,829	$23,026
Net increase in escrow deposits	1,310	815
Proceeds from FHLB advances	573,500	295,000
Repayment of FHLB advances	(648,500)	(264,025)
Purchase of common stock	(320)	(1,390)
Net cash provided by (used in) financing activities	$(45,181)	$53,426

Increase in cash and cash equivalents	36,817	17,295

Cash and cash equivalents, beginning of year	$43,294	$40,650

Cash and cash equivalents, end of year	$80,111	$57,945

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$3,454	$2,945
Income taxes	$75	$—

Acquisitions
Assets acquired	$3,997	$110,196
Liabilities assumed	154,505	97,877
Net assets/liabilities	$150,508	$12,319

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$220	$673
Investments to be settled	—	2,293
Loans originated for the disposition of real estate owned	1,001	—

The accompanying notes are an integral part of the consolidated financial statements
8

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered commercial bank and has a wholly owned subsidiary, Entegra Services, Inc., which was inactive as of June 30, 2017. The consolidated financials are presented in these financial statements.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements.

Recent Accounting Standards Updates

In March 2017, the Financial Accounting Standards Board (FASB) issued amendments to Accounting Standards Update (“ASU”) 2017-08 Receivables –Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. Under GAAP, premiums are generally amortized as an adjustment of yield over the contractual life of the instrument. The amendments in the Update shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. The standard becomes effective for public entities beginning after December 15, 2018.  As early adoption of ASU 2017-08 was permitted, the Company adopted the standard in the first quarter of 2017. The election to adopt ASU 2017-08 early required any adjustments to be made as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption. ASU 2017-08 had no material impact to the Company’s financial statements.

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

On June 26, 2017, the Company entered into a definitive agreement with Chattahoochee Bank of Georgia (“Chattahoochee”) pursuant to which the Company will acquire Chattahoochee through a combination of cash and stock valued at approximately $34.9 million. Chattahoochee currently operates one branch in Gainesville, Georgia and a loan production office in Duluth, Georgia and will add approximately $197 million in assets, $155 million in loans, and $166 million in deposits upon closing. The transaction is expected to close in the fourth quarter of 2017 subject to customary closing conditions, including regulatory approvals, and approval of Chattahoochee’s shareholders.

NOTE 3. INVESTMENT SECURITIES

The following table presents the holdings of our trading account as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Mutual funds	$5,636	$5,211

The trading account is held in a Rabbi Trust and seeks to generate returns that will fund the cost of certain deferred compensation agreements. There were $0.3 million and $0.2 million of realized gains for the six months ended June 30, 2017 and 2016, respectively.

The Company’s held-to-maturity (HTM) investment portfolio was transferred to available-for-sale (AFS) during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owned $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $79,000 prior to the impairment. The Company concluded the investment to be other than temporarily impaired. As such, the financial information for the six months ended June 30, 2017 includes other than temporary impairment of $0.7 million before tax.

The amortized cost and estimated fair values of AFS securities as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government agencies	$1,000	$4	$—	$1,004
Municipal securities	153,811	662	(2,947)	151,526
Mortgage-backed securities
U.S. government agencies	156,605	379	(1,318)	155,666
SBA securities	39,677	61	(119)	39,619
Agency collateralized mortgage obligations	13,965	48	(134)	13,879
Non-agency collateralized mortgage obligations	41,083	34	(330)	40,787
U.S. Treasury securities	2,501	14	(3)	2,512
Corporate bonds	21,910	367	(53)	22,224
Mutual funds	622	—	(8)	614
	$431,174	$1,569	$(4,912)	$427,831

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. government agencies	$12,076	$31	$—	$12,107
Municipal securities	152,208	337	(5,774)	146,771
Mortgage-backed securities
U.S. government agencies	128,820	107	(2,161)	126,766
SBA securities	30,002	13	(303)	29,712
Agency collateralized mortgage obligations	17,049	14	(173)	16,890
Non-agency collateralized mortgage obligations	45,475	2	(908)	44,569
U.S. Treasury securities	2,501	15	(2)	2,514
Corporate bonds	18,354	171	(167)	18,358
Mutual funds	616	—	(12)	604
	$407,101	$690	$(9,500)	$398,291

Information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Available-for-Sale:
Municipal securities	$101,034	$2,760	$3,575	$187	$104,609	$2,947
Mortgage-backed securities
U.S. government agencies	87,949	1,031	12,717	287	100,666	1,318
SBA	13,081	38	12,230	81	25,311	119
Agency collateralized mortgage obligations	5,817	91	1,755	43	7,572	134
Non-agency collateralized mortgage obligations	34,114	308	4,214	22	38,328	330
U.S. Treasury securities	998	3	—	—	998	3
Corporate debt securities	1,537	53	—	—	1,537	53
Mutual funds	614	8	—	—	614	8
	$245,144	$4,292	$34,491	$620	$279,635	$4,912

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Available-for-Sale:
Municipal securities	$122,468	$5,759	$331	$15	$122,799	$5,774
Mortgage-backed securities
U.S. government agencies	101,382	2,068	5,102	93	106,484	2,161
SBA	15,199	145	11,434	158	26,633	303
Agency collateralized mortgage obligations	13,135	127	1,058	46	14,193	173
Non-agency collateralized mortgage obligations	40,378	908	—	—	40,378	908
U.S. Treasury securities	1,000	2	—	—	1,000	2
Corporate debt securities	6,741	167	—	—	6,741	167
Mutual funds	616	12	—	—	616	12
	$300,919	$9,188	$17,925	$312	$318,844	$9,500

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of June 30, 2017 and December 31, 2016 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2017
	Less Than 12 Months	More Than 12 Months	Total
Municipal securities	92	3	95
Mortgage-backed securities
U.S. government agencies	61	8	69
SBA	9	9	18
Agency collateralized mortgage obligations	4	2	6
Non-agency collateralized mortgage obligations	16	3	19
U.S. Treasury securities	1	—	1
Corporate debt securities	2	—	2
Mutual funds	1	—	1
	186	25	211

	December 31, 2016
	Less Than 12 Months	More Than 12 Months	Total
Municipal securities	129	1	130
Mortgage-backed securities
U.S. government agencies	66	5	71
SBA	11	8	19
Agency collateralized mortgage obligations	7	1	8
Non-agency collateralized mortgage obligations	18	—	18
U.S. Treasury securities	1	—	1
Corporate debt securities	8	—	8
	240	15	255

At June 30, 2017, the Company held 211 investment securities that were in an unrealized loss position of which 25 had been in unrealized loss positions for over twelve months. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. When reviewing the securities in loss positions, pricing is reviewed for deterioration, bond ratings are reviewed for downgrades, and credit enhancement levels are reviewed for erosion. The Company determined all unrealized losses to be temporary as of June 30, 2017.

At June 30, 2017, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities.

For the three and six months ended June 30, 2017 and 2016 the Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)

Gross proceeds	$19,518	$41,204	$36,842	$75,709
Gross realized gains	116	445	123	732
Gross realized losses	80	16	80	34

The Company had securities pledged against deposits and borrowings of approximately $185.5 million and $237.1 million at June 30, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2017, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,780	$1,768
Over 1 year through 5 years	11,222	11,280
After 5 years through 10 years	27,464	27,769
Over 10 years	139,378	137,063
	179,844	177,880
Mortgage-backed securities	251,330	249,951

Total	$431,174	$427,831

NOTE 4. LOANS RECEIVABLE

Loans receivable as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30	December 31,
	2017	2016
	(Dollars in thousands)

Real estate mortgage loans:
One-to-four family residential	$284,639	$278,437
Commercial real estate	318,267	292,879
Home equity loans and lines of credit	48,275	50,334
Residential construction	22,510	18,531
Other construction and land	74,907	60,605
Total real estate loans	748,598	700,786

Commercial and industrial	43,605	41,306
Consumer	5,196	4,594
Total commercial and consumer	48,801	45,900

Loans receivable, gross	797,399	746,686

Less: Net deferred loan fees	(1,572)	(923)
Fair value discount	(704)	(857)
Unamortized premium	520	605
Unamortized discount	(956)	(1,150)

Loans receivable, net of deferred fees	$794,687	$744,361

The Bank had $167.2 million and $144.3 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2017 and December 31, 2016, respectively. The Bank also had $93.2 million and $89.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2017 and December 31, 2016, respectively.

Included in loans receivable and other borrowings at June 30, 2017 are $3.4 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three and six month periods ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016

Discount on purchased loans, beginning of period	$1,083	$1,361	$1,150	$1,366
Accretion	(127)	(128)	(194)	(133)
Discount on purchased loans, end of period	$956	$1,233	$956	$1,233

The following table presents the activity related to the fair value discount on loans from business combinations for the three and six month periods ended June 30, 2017 and 2016:

	For the Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016

Fair value discount, beginning of period	$786	$67	$857	$72
Additional discount for acquisitions	—	960	—	960
Accretion	(82)	(187)	(153)	(192)
Fair value discount, end of period	$704	$840	$704	$840

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended June 30, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,121	$4,080	$665	$216	$872	$489	$55	$9,498
Provision	247	50	(97)	32	(30)	89	34	325
Charge-offs	(46)	—	(1)	—	53	—	(9)	(3)
Recoveries	64	(34)	5	—	12	7	60	114
Ending balance	$3,386	$4,096	$572	$248	$907	$585	$140	$9,934

	Three Months Ended June 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,725	$3,808	$959	$143	$1,177	$536	$150	$9,498
Provision	—	—	—	—	—	—	—	—
Charge-offs	(52)	(431)	(93)	—	(120)	(10)	(16)	(722)
Recoveries	6	2	21	32	7	4	92	164
Ending balance	$2,679	$3,379	$887	$175	$1,064	$530	$226	$8,940

	Six Months Ended June 30, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
Provision	555	162	(109)	63	167	(29)	(169)	640
Charge-offs	(50)	(88)	(1)	—	(175)	—	(24)	(338)
Recoveries	69	43	5	—	67	15	128	327
Ending balance	$3,386	$4,096	$572	$248	$907	$585	$140	$9,934

	Six Months Ended June 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	293	587	(214)	(135)	17	(185)	(363)	—
Charge-offs	(98)	(431)	(130)	—	(437)	(10)	(26)	(1,132)
Recoveries	29	2	134	32	84	122	208	611
Ending balance	$2,679	$3,379	$887	$175	$1,064	$530	$226	$8,940

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans:

	June 30, 2017
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$182	$82	$2	$—	$55	$27	$—	$348
Collectively evaluated for impairment	3,204	4,014	570	248	852	558	140	9,586
	$3,386	$4,096	$572	$248	$907	$585	$140	$9,934

Loans Receivable
Individually evaluated for impairment	$4,158	$6,652	$313	$—	$1,321	$300	$—	$12,744
Collectively evaluated for impairment	278,930	310,156	48,060	22,449	73,297	43,781	5,270	781,943
	$283,088	$316,808	$48,373	$22,449	$74,618	$44,081	$5,270	$794,687

	December 31, 2016
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$201	$178	$2	$—	$175	$28	$—	$584
Collectively evaluated for impairment	2,611	3,801	675	185	673	571	205	8,721
	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305

Loans Receivable
Individually evaluated for impairment	$3,769	$7,601	$313	$—	$1,682	$306	$—	$13,671
Collectively evaluated for impairment	273,169	284,502	50,087	18,439	58,444	41,397	4,652	730,690
	$276,938	$292,103	$50,400	$18,439	$60,126	$41,703	$4,652	$744,361

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

The following tables present the recorded investment in gross loans by loan grade:

June 30, 2017
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
(Dollars in thousands)
1	$—	$9,999	$—	$—	$—	$1,022	$—	$11,021
2	1,184	4,205	—	—	—	1,176	—	6,565
3	27,994	34,062	2,118	501	4,433	5,045	—	74,153
4	84,747	159,813	3,411	11,343	35,803	22,759	306	318,182
5	22,858	86,260	2,172	4,440	17,151	12,586	21	145,488
6	2,332	10,917	—	—	2,118	267	—	15,634
7	2,640	6,735	—	—	466	441	—	10,282
	$141,755	$311,991	$7,701	$16,284	$59,971	$43,296	$327	$581,325

Ungraded Loan Exposure:

Performing	$140,370	$4,817	$40,363	$5,953	$14,353	$785	$4,943	$211,584
Nonperforming	963	—	309	212	294	—	—	1,778
Subtotal	$141,333	$4,817	$40,672	$6,165	$14,647	$785	$4,943	$213,362

Total	$283,088	$316,808	$48,373	$22,449	$74,618	$44,081	$5,270	$794,687
22

December 31, 2016
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
(Dollars in thousands)
1	$—	$10,203	$—	$—	$—	$431	$—	$10,634
2	—	4,287	—	—	—	1,465	—	5,752
3	27,975	24,626	1,814	586	2,164	2,803	—	59,968
4	75,246	130,857	3,363	10,646	22,293	21,942	51	264,398
5	26,306	95,408	3,476	2,347	17,930	11,344	324	157,135
6	2,587	11,501	—	284	2,470	270	—	17,112
7	1,713	6,686	—	—	869	421	—	9,689
	$133,827	$283,568	$8,653	$13,863	$45,726	$38,676	$375	$524,688

Ungraded Loan Exposure:

Performing	$142,222	$8,535	$41,497	$4,576	$14,149	$3,027	$4,230	$218,236
Nonperforming	889	—	250	—	251	—	47	1,437
Subtotal	$143,111	$8,535	$41,747	$4,576	$14,400	$3,027	$4,277	$219,673

Total	$276,938	$292,103	$50,400	$18,439	$60,126	$41,703	$4,652	$744,361

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$3,759	$426	$878	$5,063	$278,025	$283,088
Commercial real estate	831	—	2,053	2,884	313,924	316,808
Home equity and lines of credit	37	29	280	346	48,027	48,373
Residential construction	—	212	—	212	22,237	22,449
Other construction and land	196	—	303	499	74,119	74,618
Commercial	535	—	34	569	43,512	44,081
Consumer	26	—	—	26	5,244	5,270
Total	$5,384	$667	$3,548	$9,599	$785,088	$794,687

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$4,917	$1,108	$427	$6,452	$270,486	$276,938
Commercial real estate	1,382	1,800	1,638	4,820	287,283	292,103
Home equity and lines of credit	126	44	231	401	49,999	50,400
Residential construction	180	—	—	180	18,259	18,439
Other construction and land	468	—	794	1,262	58,864	60,126
Commercial	368	—	—	368	41,335	41,703
Consumer	62	1	—	63	4,589	4,652
Total	$7,503	$2,953	$3,090	$13,546	$730,815	$744,361
24

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,035	$3,145	$—	$2,625	$2,723	$—
Commercial real estate	4,971	7,095	—	5,526	7,710	—
Home equity and lines of credit	213	328	—	213	328	—
Residential construction	—	—	—	—	—	—
Other construction and land	586	686	—	771	911	—
Commercial	—	—	—	—	—	—
	$8,805	$11,254	$—	$9,135	$11,672	$—

Loans with a valuation allowance
One-to four-family residential	$1,123	$1,123	$182	$1,144	$1,144	$201
Commercial real estate	1,681	1,681	82	2,075	2,075	178
Home equity and lines of credit	100	100	2	100	100	2
Residential construction	—	—	—	—	—	—
Other construction and land	735	735	55	911	911	175
Commercial	300	300	27	306	306	28
	$3,939	$3,939	$348	$4,536	$4,536	$584

Total
One-to four-family residential	$4,158	$4,268	$182	$3,769	$3,867	$201
Commercial real estate	6,652	8,776	82	7,601	9,785	178
Home equity and lines of credit	313	428	2	313	428	2
Residential construction	—	—	—	—	—	—
Other construction and land	1,321	1,421	55	1,682	1,822	175
Commercial	300	300	27	306	306	28
	$12,744	$15,193	$348	$13,671	$16,208	$584

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,145	$37	$2,681	$19	$3,167	$69	$2,690	$55
Commercial real estate	7,095	32	8,416	13	7,177	63	8,419	59
Home equity and lines of credit	328	13	679	3	328	24	679	5
Other construction and land	686	5	908	8	689	10	912	16
	$11,254	$87	$12,684	$43	$11,361	$166	$12,700	$135

Loans with a valuation allowance
One-to four-family residential	$1,125	$12	$2,036	$—	$1,134	$25	$2,043	$24
Commercial real estate	1,684	22	1,768	14	1,695	43	1,775	41
Home equity and lines of credit	100	1	100	1	100	2	100	2
Other construction and land	735	10	985	8	764	19	989	18
Commercial	300	6	312	4	304	11	315	9
	$3,944	$51	$5,201	$27	$3,997	$100	$5,222	$94

Total
One-to four-family residential	$4,270	$49	$4,717	$19	$4,301	$94	$4,733	$79
Commercial real estate	8,779	54	10,184	27	8,872	106	10,194	100
Home equity and lines of credit	428	14	779	4	428	26	779	7
Other construction and land	1,421	15	1,893	16	1,453	29	1,901	34
Commercial	300	6	312	4	304	11	315	9
	$15,198	$138	$17,885	$70	$15,358	$266	$17,922	$229

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of June 30, 2017 and December 31, 2016. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)

One-to four-family residential	$1,554	$1,125
Commercial real estate	3,771	3,536
Home equity loans and lines of credit	309	250
Residential construction	211	—
Other construction and land	708	1,042
Commercial	34	41
Consumer	—	47
Non-performing loans	$6,587	$6,041

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	June 30, 2017
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$3,506	$210	$3,716
Commercial real estate	4,557	2,284	6,841
Home equity and lines of credit	312	—	312
Other construction and land	1,122	219	1,341
Commercial	300	—	300

	$9,797	$2,713	$12,510

	December 31, 2016
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$3,560	$210	$3,770
Commercial real estate	4,327	2,366	6,693
Home equity and lines of credit	313	—	313
Other construction and land	1,377	206	1,583
Commercial	305	—	305

	$9,882	$2,782	$12,664

There were no loan modifications that were deemed TDRs at the time of the modification during the three and six month periods ended June 30, 2017 or 2016.

There were no TDR’s that defaulted during the three and six month periods ending June 30, 2017 and 2016 and which were modified as TDR’s within the previous 12 months.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The Company had $7.1 million and $2.1 million of goodwill as of June 30, 2017 and December 31, 2016, respectively. The following is a summary of changes in the carrying amounts of goodwill:

	As of and for the Six Months Ending	As of and for the Year Ending
	June 30,	December 31,
	2017	2016
	Dollars in thousands
Balance at beginning of period	$2,065	$711
Additions:
Prior acquisitions measurement period adjustments	63	—
Goodwill from current year acquisitions	5,016	1,354
Balance at end of period	$7,144	$2,065

The Company’s other intangible assets consist of core deposit intangibles related to acquired core deposits. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	As of and for the Six Months Ending	As of and for the Year Ending
	June 30,	December 31,
	2017	2016
	Dollars in thousands
Gross balance at beginning of period	$1,120	$590
Additions from acquisitions	1,650	530
Gross balance at end of period	2,770	1,120
Less accumulated amortization	(300)	(141)
Core deposit intangible, net	$2,470	$979

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is approximately $0.4 million per year.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the six months ended June 30, 2017 and 2016 and the year ended December 31, 2016.

	As of and for the				As of and for the Year Ended
	Six Months Ended June 30,				December 31,
	2017		2016		2016
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$163,784	$—	$127,010	$—	$139,136	$—
Interest-bearing demand	176,788	93	116,648	94	122,271	160
Money Market	261,127	455	236,750	324	239,387	770
Savings	48,687	25	38,057	26	40,014	49
Time Deposits	363,612	1,540	310,409	1,530	289,205	2,985
	$1,013,998	$2,113	$828,874	$1,974	$830,013	$3,964

NOTE 8. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated:

	June 30, 2017		December 31, 2016
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2017	$175,500	1.01%	$273,500	0.64%
2018	45,000	1.24%	25,000	1.17%
2019	3,000	1.56%	—	—
	$223,500	1.06%	$298,500	0.68%

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

		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
Designated as hedges:
Cash flow hedge of borrowings - interest rate swap	Other assets	$428	$476
Total		$428	$476

Not designated as hedges:
Mortgage banking - loan commitment	Other assets	$61	$41
Mortgage banking - forward sales commitment	Other assets	8	19
Total		$69	$60

Mortgage banking - loan commitment	Other liabilities	$4	$—
Mortgage banking - forward sales commitment	Other liabilities	1	$—
Total		$5	$—

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffectiveness of the cash flow hedge is recognized through earnings. There was no ineffectiveness during the three and six months ended June 30, 2017 or 2016.

The table below presents the effect of the Company’s cash flow hedge on the Consolidated Statement of Income (in thousands).

	Amount of Gain(Loss) Recognized in AOCI on Derivative (Effective Portion)		Gain(Loss) Reclassified from AOCI into Income (Effective Portion)
				For the three months ended June 30,		For the six months ended June 30,
	June 30, 2017	December 31, 2016	Location	2017	2016	2017	2016
Interest rate swap	$270	$476	Interest Expense	$2	$—	$20	$—

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

NOTE 10. INCOME TAXES

The components of net deferred taxes as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss	$7,673	$8,560
Allowance for loan losses	3,503	3,245
Deferred compensation and post employment benefits	3,332	3,365
State net operating loss	480	557
Valuation reserve for other real estate	498	693
Non-accrual interest	354	375
Loan basis differences	200	238
Unrealized losses on securities	1,078	3,079
Deposit premium	93	155
Other	1,412	1,380
Gross deferred tax assets	18,623	21,647

Deferred tax liabilities:
Fixed assets	—	263
Loan servicing rights	1,005	962
Deferred loan costs	1,118	1,002
Prepaid expenses	74	57
Core deposit intangible	120	158
Other	455	220
Total deferred tax liabilities	2,772	2,662

Net deferred tax asset	$15,851	$18,985

As of June 30, 2017 and December 31, 2016, $0.1 million and $0.2 million, respectively, in valuation allowance related to net deferred tax assets on investment securities remains in accumulated other comprehensive income. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 0.5 year.

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses:

	As of June, 2017
(Dollars in thousands)	Amount	Expiration Dates
Federal	$21,922	2031-2034
North Carolina	$24,509	2026-2027

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$2,102	$858	$3,402	$2,224
Denominator:
Weighted-average common shares outstanding - basic	6,456,572	6,466,665	6,460,693	6,492,209
Effect of dilutive shares	92,428	15,414	79,831	14,276
Weighted-average common shares outstanding - diluted	6,549,000	6,482,079	6,540,524	6,506,485

Earnings per share - basic	$0.33	$0.13	$0.53	$0.34
Earnings per share - diluted	$0.32	$0.13	$0.52	$0.34

At June 30, 2017, the Company had 5,000 potentially dilutive shares of common stock that were excluded from diluted earnings per share because their effect would be anti-dilutive. These potentially dilutive shares of common stock are issuable upon exercise of stock options granted to employees with a weighted average exercise price of $21.05.

At June 30, 2016, the Company had 411,500 potentially dilutive shares of common stock that were excluded from diluted earnings per share because their effect would be anti-dilutive. These potentially dilutive shares of common stock are issuable upon exercise of stock options granted to employees and directors with a weighted average exercise price of $18.42.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
		Held to Maturity	Deferred Tax
	Available	Securities	Valuation
	for Sale	Transferred	Allowance on	Cash Flow
	Securities	from AFS	AFS	Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(4,928)	$—	$(148)	$336	$(4,740)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	55	—	55
Change in net unrealized holding losses on securities available for sale	4,510	—	—	—	4,510
Reclassification adjustment for net securities gains realized in net income	(36)	—	—	—	(36)
Change in unrealized holding gains on cash flow hedge				(107)	(107)
Reclassification adjustment for cash flow hedge effectiveness				2	2
Income tax effect	(1,654)	—	—	39	(1,615)

Balance, end of period	$(2,108)	$—	$(93)	$270	$(1,931)

	Three Months Ended June 30, 2016
	(Dollars in thousands)
Balance, beginning of period	$1,394	$(295)	$(378)	$—	$721

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	94	—	94
Change in net unrealized holding losses on securities available for sale	3,049	—	—	—	3,049
Reclassification adjustment for net securities gains realized in net income	(429)	—	—	—	(429)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	139	—	—	139
Change in unrealized holding gains on cash flow hedge				(45)	(45)
Income tax effect	(984)	(55)	—	17	(1,022)

Balance, end of period	$3,030	$(211)	$(284)	$(28)	$2,507
34

	Six Months Ended June 30, 2017
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(5,554)	$—	$(202)	$300	$(5,456)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	109	—	109
Change in net unrealized holding losses on securities available for sale	5,431	—	—	—	5,431
Reclassification adjustment for net securities gains realized in net income	(43)	—	—	—	(43)
Reclassification adjustment for other than temporary impairment of securities available for sale	79	—	—	—	79
Change in unrealized holding gains on cash flow hedge				(68)	(68)
Reclassification adjustment for cash flow effectiveness				20	20
Income tax effect	(2,021)	—	—	18	(2,003)

Balance, end of period	$(2,108)	$—	$(93)	$270	$(1,931)

	Six Months Ended June 30, 2016
	(Dollars in thousands)
Balance, beginning of period	$(594)	$(563)	$(579)	$—	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	295	—	295
Change in net unrealized holding losses on securities available for sale	6,504	—	—	—	6,504
Reclassification adjustment for net securities gains realized in net income	(698)	—	—	—	(698)
Transfer of net unrealized loss from available for sale to held to maturity	—	—	—	—	—
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	570	—	—	570
Change in unrealized holding gains on cash flow hedge				(45)	(45)
Income tax effect	(2,182)	(218)	—	17	(2,383)

Balance, end of period	$3,030	$(211)	$(284)	$(28)	$2,507
35

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016	Income Statement Line Item Affected
Available-for-sale securities
Gains recognized	$36	$429	$43	$698	Gain on sale of investments, net of loss
Other than temporary impairment	—	—	(79)	—	Other than temporary impairment of AFS securities
Income tax effect	(13)	(159)	13	(258)	Income tax expense
Reclassified out of AOCI, net of tax	23	270	(23)	440	Net income

Held-to-maturity securities
Amortization of unrealized losses	—	(139)	—	(570)	Interest income - taxable securities
Income tax effect	—	55	—	218	Income tax expense
Reclassified out of AOCI, net of tax	—	(84)	—	(352)	Net income

Cash flow hedge
Interest expense - effective portion	(11)	—	(28)	—	Interest expense - FHLB advances
Interest expense - effective portion	9	—	8	—	Interest expense - Junior subordinated notes
Income tax effect	1	—	7	—	Income tax expense
Reclassified out of AOCI, net of tax	(1)	—	(13)	—	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	(55)	(94)	(109)	(295)	Income tax expense

Total reclassified out of AOCI, net of tax	$(34)	$92	$(144)	$(207)	Net income

NOTE	13. COMMITMENTS AND CONTINGENCIES

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

The following summarizes the Company’s approximate commitments to extend credit:

June 30, 2017
(Dollars in thousands)
Lines of credit	$109,127
Standby letters of credit	840

$109,967
36

As of June 30, 2017, the Company had outstanding commitments to originate loans as follows:

	June 30, 2017
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$17,449	3.70% to 5.75%
Variable	10,402	3.99% to 6.75%

	$27,851

The allowance for unfunded commitments was $0.1 million at June 30, 2017 and December 31, 2016.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of June 30, 2017 and December 31, 2016.

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
37

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

38

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

Small Business Investment Company Holdings

Small Business Investment Company Holdings (SBIC) are carried at the lower of cost or fair value. From time to time impairment of SBIC is evident as a result of underlying financial review and a valuation allowance for other-than-temporary impairment is established. SBIC carried at fair value is classified as Level 3.

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

39

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

40

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$5,636	$—	$—	$5,636
Securities available for sale:
U.S. government agencies	—	1,004	—	1,004
Municipal securities	—	151,526	—	151,526
Mortgage-backed securities	—	249,951	—	249,951
U.S. Treasury securities	2,512	—	—	2,512
Corporate bonds	—	21,170	1,054	22,224
Mutual funds	614	—	—	614
	8,762	423,651	1,054	433,467

Loan servicing rights	—	—	2,718	2,718
Derivative assets	—	428	—	428
Forward sales commitments	—	—	8	8
Interest rate lock commitments	—	—	61	61

Total assets	$8,762	$424,079	$3,841	$436,682

Forward sales commitments	$—	$—	$1	$1
Interest rate lock commitments	—	—	4	4

Total liabilities	$—	$—	$5	$5
41

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$5,211	$—	$—	$5,211
Securities available for sale:
U.S. government agencies	—	12,107	—	12,107
Municipal securities	—	146,771	—	146,771
Mortgage-backed securities	—	217,937	—	217,937
U.S. Treasury securities	2,514	—	—	2,514
Corporate bonds	—	16,214	2,144	18,358
Mutual funds	604	—	—	604
	8,329	393,029	2,144	403,502

Loan servicing rights	—	—	2,603	2,603
Derivative assets	—	476	—	476
Forward sales commitments	—	—	19	19
Interest rate lock commitments	—	—	41	41

Total assets	$8,329	$393,505	$4,807	$406,641

There were no liabilities measured at fair value on a recurring basis as of December 31, 2016.

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$3,740	$2,478	$4,807	$2,390

Corporate bonds
Fair value adjustment	(2)	—	(4)	—
Transfer to Level 2	—	—	(1,086)

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	141	131	292	259
Fair value adjustment	(61)	(138)	(177)	(212)

Mortgage derivative gains(losses) included in other income	18	39	4	73

Balance at end of period	$3,836	$2,510	$3,836	$2,510
42

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either June 30, 2017 or December 31, 2016.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,579	$2,579
Commercial real estate	—	—	4,938	4,938
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	586	586
Commercial	—	—	300	300

Real estate owned:
One-to-four family residential	—	—	—	—
Commercial real estate	—	—	864	864
Other construction and land	—	—	1,623	1,623

SBIC	—	—	2,771	2,771

Total assets	$—	$—	$13,874	$13,874

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$2,205	$2,205
Commercial real estate	—	—	6,329	6,329
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	809	809

Real estate owned:
One-to-four family residential	—	—	1,336	1,336
Commercial real estate	—	—	722	722
Other construction and land	—	—	2,168	2,168

Total assets	$—	$—	$13,782	$13,782

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 or December 31, 2016.

43

Impaired loans totaling $4.4 million at June 30, 2017 and $4.6 million at December 31, 2016, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2017.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0% - 8%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5% - 35%
		Discount rate	12% - 14%
SBIC	Indicative value provided by fund	Current operations and financial condition	0% - 13%
44

The approximate carrying and estimated fair value of financial instruments are summarized below:

	Carrying	Fair Value Measurements at June 30, 2017
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$80,111	$80,111	$80,111	$—	$—
Trading securities	5,636	5,636	5,636	—	—
Securities available for sale	427,831	427,831	3,126	423,651	1,054
Loans held for sale	3,668	4,015	—	4,015	—
Loans receivable, net	794,687	787,146	—	—	787,146
Other investments, at cost	12,208	12,208	—	12,208	—
Interest receivable	5,211	5,211	—	5,211	—
Bank owned life insurance	31,742	31,742	—	31,742	—
Loan servicing rights	2,718	2,718	—	—	2,718
Forward sales commitments	8	8	—	—	8
Interest rate lock commitments	61	61	—	—	61
Derivative asset	428	428	—	428	—
SBIC investments	2,771	2,771	—	—	2,771

Liabilities:
Demand deposits	$658,864	$658,864	$—	$658,864	$—
Time deposits	355,134	360,148	—	—	360,148
Federal Home Loan Bank advances	223,500	233,640	—	233,640	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	3,371	3,392	—	3,392	—
Accrued interest payable	644	644	—	644	—
Forward sales commitments	1	1	—	—	1
Interest rate lock commitments	4	4	—	—	4
45

	Carrying	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$43,294	$43,294	$43,294	$—	$—
Trading securities	5,211	5,211	5,211	—	—
Securities available for sale	398,291	398,291	3,118	393,029	2,144
Loans held for sale	4,584	5,093	—	5,093	—
Loans receivable, net	744,361	741,612	—	—	741,612
Other investments, at cost	15,261	15,261	—	15,261	—
Interest receivable	5,012	5,012	—	5,012	—
Bank owned life insurance	31,347	31,347	—	31,347	—
Loan servicing rights	2,603	2,603	—	—	2,603
Forward sales commitments	19	19	—	—	19
Interest rate lock commitments	41	41	—	—	41
Derivative asset	476	476	—	476	—
SBIC investments	1,666	1,666	—	—	1,666

Liabilities:
Demand deposits	$540,808	540,808	$—	$540,808	$—
Time deposits	289,205	286,611	—	—	286,611
Federal Home Loan Bank advances	298,500	298,667	—	298,667	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,725	2,907	—	2,907	—
Accrued interest payable	254	254	—	254	—

NOTE 15. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock. On February 24, 2017, the Company announced the extension of the stock repurchase program through February 23, 2018.

The following table summarizes repurchase activity for the six months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	222,750
February 1, 2017 to February 28, 2017	—	$—	—	222,750
March 1, 2017 to March 31, 2017	13,000	$23.12	13,000	209,750
April 1, 2017 to June 30, 2017	—	$—	—	209,750
Total year-to-date 2017	13,000	$—	13,000	209,750
46

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
47

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2017 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2017 and December 31, 2016, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

Recent Events

On June 26, 2017, the Company entered into a definitive agreement with Chattahoochee Bank of Georgia (“Chattahoochee”) pursuant to which the Company will acquire Chattahoochee through a combination of cash and stock valued at approximately $34.9 million. Chattahoochee currently operates one branch in Gainesville, Georgia and a loan production office in Duluth, Georgia and will add approximately $197 million in assets, $155 million in loans, and $166 million in deposits upon closing. The transaction is expected to close in the fourth quarter of 2017 subject to customary closing conditions, including regulatory approvals, and approval of Chattahoochee’s shareholders.

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

Earnings Summary

Net income for the three months ended June 30, 2017 was $2.1 million compared to $0.9 million for the same period in 2016. The increase in net income for the three months ended June 30, 2017 was primarily the result of increases in net interest income of $1.5 million and decreases in noninterest expense of $0.4 million, partially offset by a provision for loan losses of $0.3 million and decreases in noninterest income of $0.2 million.

Net interest income increased $1.5 million, or 16.8%, for the three months ended June 30, 2017 as compared to the same period in 2016 primarily as the result of increases in interest and fees on loans and interest income on securities of $0.8 million, or 9.4%, and $0.9 million, or 51.6%, respectively. These increases were partially offset by increased interest expense related to Federal Home Loan Bank (FHLB) advances of $0.2 million related to increased advance levels for the three months ended June 30, 2017 compared to the same period in 2016.

Noninterest income decreased primarily as the result of decreased gains on sales of Small Business Administration (SBA) loans of $0.3 million and decreased gains on sale of investments of $0.4 million for the three months ending June 30, 2017 compared to the same period in 2016. The decreases were partially offset by increases in servicing income of $0.1 million, mortgage banking income of $0.1 million, interchange fees of $0.1 million, and bank-owned life insurance (BOLI) income of $0.1 million.

Noninterest expense decreased for the three months ended June 30, 2017 as compared to the same period in 2016 primarily related to a decline of $1.4 million in merger-related expenses. The Company incurred $1.8 million of merger-related expenses during the three months ended June 30, 2016 primarily related to the Old Town Bank acquisition.

Net income for the six months ended June 30, 2017 was $3.4 million compared to $2.2 million for the same period in 2016. The increase in net income for the six months ended June 30, 2017 was primarily the result of increases in net interest income of $3.5 million partially offset by a provision for loan losses of $0.6 million, decreases in noninterest income of $1.0 million and increases in noninterest expense of $0.9 million.

Net interest income increased $3.4 million, or 21.2%, for the six months ended June 30, 2017 as compared to the same period in 2016 primarily as the result of increases in interest and fees on loans and interest income on securities of $2.0 million, or 13.3%, and $1.8 million, or 55.1%, respectively. These increases were partially offset by increased interest expense related to FHLB advances of $0.5 million related to increased advance levels for the six months ended June 30, 2017 compared to the same period in 2016.

Noninterest income decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due primarily to other than temporary impairment of available-for-sale (AFS) securities totaling $0.7 million, reduced gains on sales of investments and SBA loans partially offset by increases in servicing and mortgage banking income, interchange fees, and BOLI income.

The increase in noninterest expense was primarily related to increased compensation and employee benefits of $1.7 million, increased net occupancy expense of $0.2 million and increased data processing expense of $0.1 million for the six months ended 2017 compared to the six months ended June 30, 2016 as the Company successfully grew its branch network during 2016 and 2017. Merger-related expenses decreased for the six months ended June 30, 2017 compared to the same period in 2016 as the result of a core processor termination fee in 2016 related to the Old Town Bank acquisition.

The provision for loan losses was $0.6 million for the six months ended June 30, 2017, compared to no provision for loan losses for the same period in 2016. The Company continues to experience a minimal level of net charge-offs and modest levels of non-performing loans.

Non-GAAP Financial Measures

Statements included in this Management’s Discussion and Analysis include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. This Management’s Discussion and Analysis and the accompanying tables discuss financial measures, such as core noninterest expense, and core net income, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

We analyze our noninterest expense and net income on a non-GAAP basis as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30.
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)

Core Noninterest Expense
Noninterest expense (GAAP)	$8,866	$9,313	$17,473	$16,592
Merger-related expenses	(408)	(1,771)	(856)	(1,916)
Core noninterest expense (Non-GAAP)	$8,458	$7,542	$16,617	$14,676

Core Net Income
Net income (GAAP)	$2,102	$858	$3,402	$2,224
Gain on sale of investments	(23)	(279)	(28)	(454)
Other than temporary impairment of investment securities available for sale	—	—	455	—
Merger-related expenses	265	1,151	556	1,245
Core net income (Non-GAAP)	$2,344	$1,730	$4,385	$3,015

Core Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.32	$0.13	$0.52	$0.34
Gain on sale of investments	—	(0.04)	0.00	(0.07)
Other than temporary impairment of investment securities available for sale	—	—	0.06	—
Merger-related expenses	0.04	0.18	0.09	0.19
Core diluted earnings per share (Non-GAAP)	$0.36	$0.27	$0.67	$0.46

Core Return on Average Assets
Return on Average Assets (GAAP)	0.61%	0.29%	0.50%	0.40%
Gain on sale of investments	-0.01%	-0.09%	—	(0.08)
Other than temporary impairment of investment securities available for sale	—	—	0.07%	—
Merger-related expenses	0.08%	0.39%	0.08%	0.23%
Core Return on Average Assets (Non-GAAP)	0.68%	0.59%	0.65%	0.55%

Core Return on Average Equity
Return on Average Equity (GAAP)	6.09%	2.56%	4.99%	3.32%
Gain on sale of investments	-0.07%	-0.82%	-0.04%	-0.67%
Other than temporary impairment of investment securities available for sale	—	—	0.67%	—
Merger-related expenses	0.77%	3.43%	0.82%	1.86%
Core Return on Average Equity (Non-GAAP)	6.79%	5.17%	6.44%	4.51%

Core Efficiency Ratio
Efficiency ratio (GAAP)	72.96%	85.85%	76.46%	81.55%
Gain on sale of investments	0.30%	2.87%	0.19%	2.56%
Other than temporary impairment of investment securities available for sale	—	—	-2.97%	—
Merger-related expenses	-3.45%	-16.33%	-3.00%	-9.42%
Core Efficiency Ratio (Non-GAAP)	69.81%	72.39%	70.68%	74.69%

	As Of
	June 30, 2017	December 31, 2016
	(Dollars in thousands, except share data)
Tangible Book Value Per Share
Book Value (GAAP)	$140,133	$133,068
Goodwill and intangibles	(9,614)	(3,044)
Book Value (Tangible)	$130,519	$130,024
Outstanding shares	6,458,679	6,467,550
Tangible Book Value Per Share	$20.21	$20.10
52

Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased $116.6 million, or 9.0%, to $1.41 billion at June 30, 2017 from $1.29 billion at December 31, 2016. This increase in assets was comprised primarily of loans, which increased $50.3 million, or 6.8%, and investment securities, which increased $29.5 million, or 7.4%. The increases in loans and investments were funded by cash from the deposits assumed in February 2017. On February 24, 2017, the Bank completed its acquisition of two branches from Stearns Bank, N.A. (Stearns). Deposits assumed in the branch acquisition totaled $79.6 million of core deposits and $74.5 million of certificates of deposits. Core deposits remained relatively unchanged at 64% of the Company’s deposit portfolio at June 30, 2017 compared to 65% at December 31, 2016.

Total liabilities increased $109.5 million, or 9.4%, to $1.27 billion at June 30, 2017 from $1.16 billion at December 31, 2016, due primarily to the $184.0 million increase in deposits partially offset by the $75.0 million decrease in FHLB advances.

Total equity increased $7.0 million, or 5.3%, to $140.1 million at June 30, 2017 from $133.1 million at December 31, 2016. This increase was the result of $3.4 million of net income, $0.4 million of stock-based compensation expense, and a $3.5 million improvement in other comprehensive income partially offset by $0.3 million of share repurchases.

Cash and Cash Equivalents

Total cash and cash equivalents increased $36.8 million, or 85.0%, to $80.1 million at June 30, 2017 from $43.3 million at December 31, 2016 primarily as a result of cash received in the settlement of the branch acquisition.

Investment Securities

The Company funded a trading account which is held in a Rabbi Trust that seeks to generate returns that will fund the cost of certain deferred compensation agreements.

The following table presents the holdings of our trading account as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)

Exchange traded mutual funds	$5,636	$5,211
	$5,636	$5,211

The remainder of our investment securities portfolio is classified as AFS and is carried at fair value. The Company’s held-to-maturity (HTM) investment portfolio was transferred to AFS during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owned $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $79,000 prior to the impairment. The Company concluded the investment to be other than temporarily impaired. As such, the financial information for the six months ended June 30, 2017 includes other than temporary impairment of $0.7 million before tax.

The following table shows the amortized cost and fair value for our AFS investment portfolio as of the dates indicated.

	June 30,		December 31,
	2017		2016
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government and agency securities:
U.S. Government and agency obligations	$1,000	$1,004	$12,076	$12,107
U.S. Treasury Notes & Bonds	2,501	2,512	2,501	2,514
Municipal obligations	153,811	151,526	152,208	146,771
Mortgage-backed securities:
U.S. Government agency	156,605	155,666	128,820	126,766
SBA securities	39,677	39,619	30,002	29,712
Agency collateralized mortgage obligations	13,965	13,879	17,049	16,890
Non-agency collateralized mortgage obligations	41,083	40,787	45,475	44,569
Corporate Bonds	21,910	22,224	18,354	18,358
Mutual funds	622	614	616	604

Total securities available-for-sale	$431,174	$427,831	$407,101	$398,291

AFS investment securities increased $29.5 million, or 7.4%, to $427.8 million at June 30, 2017 from $398.3 million at December 31, 2016. We continue to grow our investment portfolio as we seek to better leverage our capital and invest excess cash.

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

	June 30,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$284,639	35.7%	$278,437	37.3
Commercial	318,267	39.8	292,879	39.2
Home equity loans and lines of credit	48,275	6.1	50,334	6.7
Residential construction	22,510	2.8	18,531	2.5
Other construction and land	74,907	9.4	60,605	8.1
Commercial	43,605	5.5	41,306	5.5
Consumer	5,196	0.7	4,594	0.7
Total loans, gross	$797,399	100.0%	$746,686	100.0

Less:
Deferred loan fees, net	(1,572)		(923)
Fair value discount	(704)		(857)
Unamortized premium	520		605
Unamortized discount	(956)		(1,150)

Total loans, net	$794,687		$744,361

Percentage of total assets	56.4%		57.6%

Net loans increased $50.3 million, or 6.8%, to $794.7 million at June 30, 2017 from $744.4 million at December 31, 2016. Most of our loan growth is concentrated in commercial real estate and other construction and land with increases of $25.4 million, or 8.7%, and $14.3 million, or 23.6%, respectively, at June 30, 2017, as compared to relative balances at December 31, 2016. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

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

If a loan is modified in a troubled debt restructuring (TDR), the loan is generally placed on non-accrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally six consecutive months, and the ultimate collectability of all amounts contractually due is not in doubt.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of June 30, 2017 or December 31, 2016.

	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
June 30, 2017
Real estate loans:
One-to-four family residential	$3,759	$426	$878	$5,063
Commercial	831	—	2,053	2,884
Home equity loans and lines of credit	37	29	280	346
Residential construction	—	212	—	212
Other construction and land	196	—	303	499
Commercial	535	—	34	569
Consumer	26	—	—	26
Total delinquent loans	$5,384	$667	$3,548	$9,599
% of total loans, net	0.68%	0.08%	0.45%	1.21%

December 31, 2016
Real estate loans:
One-to-four family residential	$4,931	$1,116	$554	$6,601
Commercial	1,383	1,800	1,681	4,864
Home equity loans and lines of credit	126	44	233	403
One- to four-family residential construction	180	—	—	180
Other construction and land	467	—	919	1,386
Commercial	368	—	—	368
Consumer	62	1	—	63
Total delinquent loans	$7,517	$2,961	$3,387	$13,865
% of total loans, net	1.01%	0.40%	0.45%	1.86%

Delinquent loans decreased $4.3 million, or 30.8%, to $9.6 million at June 30, 2017 from $13.9 million at December 31, 2016. The decrease in delinquencies was due primarily to collection efforts and the favorable resolution of several large relationships.

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

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,554	$1,125
Commercial	3,771	3,536
Home equity loans and lines of credit	309	250
Residential construction	211	—
Other construction and land	708	1,042
Commercial	34	41
Consumer	—	47

Total non-performing loans	6,587	6,041

REO:
One-to-four family residential	—	1,336
Commercial real estate	864	722
Other construction and land	1,623	2,168

Total foreclosed real estate	2,487	4,226

Total non-performing assets	$9,074	$10,267

Troubled debt restructurings still accruing	$9,798	$9,882

Ratios:
Non-performing loans to total loans	0.83%	0.81%
Non-performing assets to total assets	0.64%	0.79%

Non-performing loans increased $0.5 million, or 9.0%, to $6.6 million at June 30, 2017 from $6.0 million at December 31, 2016. The increase in non-performing loans was primarily attributable to one credit relationship totaling $0.9 million, for which a loss is not expected.

REO decreased $1.7 million, or 41.2%, to $2.5 million at June 30, 2017 from $4.2 million at December 31, 2016 primarily as a result of the successful liquidation of two large properties.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Classified loans:
Substandard	$10,282	$12,353
Doubtful	—	—
Loss	—	—

Total classified loans:	10,282	12,353
As a % of total loans, net	1.29%	1.65%

Special mention	15,634	17,158

Total criticized loans	$25,916	$29,511
As a % of total loans, net	3.26%	3.95%

Total classified loans decreased $2.1 million, or 16.8%, to $10.3 million at June 30, 2017 from $12.4 million at December 31, 2016. Total criticized loans decreased $3.6 million, or 12.2%, to $25.9 million at June 30, 2017 from $29.5 million at December 31, 2016. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 3.0%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans
•	Collateral values
•	Loan concentrations
•	Economic conditions – including unemployment rates, home sales and prices, and a regional economic index.
•	Lender risk – personnel changes

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2017	2016	2017	2016
	( Dollars in thousands)		( Dollars in thousands)
Balance at beginning of period	$9,498	$9,461	$9,305	$9,461

Charge-offs:
Real Estate:
One- to four-family residential	46	98	50	98
Commercial	—	431	88	431
Home equity loans and lines of credit	1	130	1	130
Residential construction	—	—	—	—
Other construction and land	(53)	437	175	437
Commercial	—	10	—	10
Consumer	9	26	24	26
Total charge-offs	3	1,132	338	1,132

Recoveries:
Real Estate:
One- to four-family residential	64	29	69	29
Commercial	(34)	2	43	2
Home equity loans and lines of credit	5	134	5	134
Residential construction	—	32	—	32
Other construction and land	12	84	67	84
Commercial	7	122	15	122
Consumer	60	208	128	208
Total recoveries	114	611	327	611

Net charge-offs (recoveries)	(111)	521	11	521

Provision for loan losses	325	—	640	—

Balance at end of period	$9,934	$8,940	$9,934	$8,940

Ratios:
Net charge-offs to average loans outstanding	(0.06)%	0.15%	0.00%	0.15%
Allowance to non-performing loans at period end	150.81%	94.65%	150.81%	94.65%
Allowance to total loans at period end	1.25%	1.24%	1.25%	1.24%

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans remained strong at 150.81% at June 30, 2017 compared to 156.03% at December 31, 2016 and 94.65% at June 30, 2016.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

One- to four-family residential	$—	$1,336
Commercial real estate	864	722
Residential construction	—	—
Other construction and land	1,623	2,168
Total	$2,487	$4,226

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$4,090	$5,430	$4,226	$5,369
Additions	—	1,088	237	1,596
Disposals	(1,514)	(939)	(1,809)	(1,044)
Writedowns	(89)	(166)	(167)	(508)
Balance, end of period	$2,487	$5,413	$2,487	$5,413

Real estate owned decreased $1.7 million to $2.5 million at June 30, 2017 from $4.2 million at December 31, 2016. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $3.1 million, or 16.5%, to $15.9 million at June 30, 2017 compared to $19.0 million at December 31, 2016. The decrease in net deferred tax assets is mainly attributable to reductions in our federal and state net operating losses and improvement in the net unrealized holding gains/losses on our investment securities.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	June 30, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$163,784	16.1%	$139,136	16.8%
Interest-bearing demand accounts	176,787	17.4	122,271	14.7
Money market accounts	261,127	25.8	239,387	28.8
Savings accounts	48,687	4.8	40,014	4.8
Time deposits	363,613	35.9	289,205	34.8

Total deposits	$1,013,998	100.0%	$830,013	100.0%

Core deposits increased $109.6 million, or 20.3%, to $650.4 million at June 30, 2017 from $540.8 million at December 31, 2016, including $79.6 million of core deposits assumed in the Stearns branch acquisition. Certificates of deposits increased $74.4 million to $363.6 million at June 30, 2017 form $289.2 million at December 31, 2016, primarily as the result of certificates of deposits assumed from Stearns Bank. Core deposits remained relatively unchanged at 64% of the Company’s deposit portfolio compared to 65% at December 31, 2016.

FHLB Advances

FHLB advances decreased $75.0 million to $223.5 million at June 30, 2017 compared to $298.5 million at December 31, 2016. Funds received from the Stearns branch acquisition were used to pay off certain short-term advances as they matured. The advances had a weighted average rate of 1.06% as of June 30, 2017 compared to 0.68% at December 31, 2016. To manage our exposure to interest rate movement, we entered into two interest rate swaps on FHLB advances during 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates of the swapped advances were 0.98% and 1.11% at June 30, 2017.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at June 30, 2017 and December 31, 2016 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest income and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016 on the junior subordinated notes. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate on the swapped notes was 3.85% and 3.76% at June 30, 2017 and December 31, 2016, respectively.

Equity

Total equity increased $7.0 million, or 5.3%, to $140.1 million at June 30, 2017 from $133.1 million at December 31, 2016. This increase was primarily attributable to $3.4 million of net income, $0.4 million of stock-based compensation expense, and a $3.5 million improvement in other comprehensive income partially offset by $0.3 million of share repurchases.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016.

General. Net income for the three months ended June 30, 2017 was $2.1 million compared to $0.9 million for the same period in 2016. The increase in net income for the recent quarter was primarily the result of increases in net interest income of $1.5 million and decreases in noninterest expenses of $0.4 million partially offset by a provision for loan losses of $0.3 million and decreases in noninterest income of $0.1 million.

Net Interest Income. Net interest income increased $1.5 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase in net interest income for the period was primarily the result of increases in interest and fee income on loans of $0.8 million, interest on securities of $0.9 million, and interest on interest-bearing deposits of $0.1 million. These increases in interest income were partially offset by increases in interest expense on deposits and FHLB advances of $0.1 million and $0.2 million, respectively.

The tax-equivalent net interest margin increased to 3.36% for the three months ended June 30, 2017 compared to 3.33% for the same period in 2016. The increase in margin was primarily the result of increased yields on investments and loans and decreased rates on deposits.

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

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$765,764	$9,035	4.73%	$703,576	$8,255	4.71%
Loans, tax exempt (1)	16,183	151	3.73%	15,753	151	3.84%
Investments - taxable	313,653	1,822	2.32%	263,968	1,422	2.16%
Investment tax exempt (1)	118,437	1,227	4.15%	48,722	471	3.88%
Interest earning deposits	52,993	127	0.96%	38,086	54	0.57%
Other investments, at cost	11,808	144	4.89%	9,566	122	5.12%

Total interest-earning assets	1,278,838	12,506	3.92%	1,079,671	10,475	3.89%

Noninterest-earning assets	103,141			87,193

Total assets	$1,381,979			$1,166,864

Interest-bearing liabilities:
Savings accounts	$48,280	$13	0.11%	$37,757	$16	0.17%
Time deposits	360,885	783	0.87%	313,204	769	0.98%
Money market accounts	257,457	236	0.37%	237,424	180	0.30%
Interest bearing transaction accounts	167,487	53	0.13%	114,069	67	0.24%
Total interest bearing deposits	834,109	1,085	0.52%	702,454	1,032	0.59%

FHLB advances	223,500	542	0.97%	173,885	319	0.74%
Junior subordinated debentures	14,433	141	3.92%	14,433	128	3.56%
Other borrowings	3,044	34	4.48%	2,569	30	4.68%

Total interest-bearing liabilities	1,075,086	1,802	0.67%	893,341	1,509	0.68%

Noninterest-bearing deposits	154,898			121,001

Other non interest bearing liabilities	13,999			18,725

Total liabilities	1,243,983			1,033,067
Total equity	137,996			133,797

Total liabilities and equity	$1,381,979			$1,166,864

Tax-equivalent net interest income		$10,704			$8,966

Net interest-earning assets (2)	$203,752			$186,330

Average interest-earning assets to interest-bearing liabilities	1.19%			1.21%

Tax-equivalent net interest rate spread (3)			3.25%			3.21%
Tax-equivalent net interest margin (4)			3.36%			3.33%

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

	For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$733	$47	$780
Loans, tax exempt (2)	4	(4)	(0)
Investment - taxable	287	113	400
Investments - tax exempt (2)	722	34	756
Interest-earning deposits	26	47	73
Other investments, at cost	28	(6)	22

Total interest-earning assets	1,800	231	2,031

Interest-bearing liabilities:
Savings accounts	$4	$(7)	$(3)
Time deposits	109	(95)	14
Money market accounts	16	40	56
Interest bearing transaction accounts	24	(38)	(14)
FHLB advances	105	118	223
Junior subordinated debentures	—	13	13
Other borrowings	6	(2)	4

Total interest-bearing liabilities	264	29	293

Change in tax-equivalent net interest income	$1,536	$202	$1,738

(1) Non-accrual loans are included in the above analysis.
(2) Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Net interest income before provision for loan losses increased to $10.2 million for the three months ended June 30, 2017, compared to $8.7 million for the same period in 2016. As indicated in the table above, an increase in net interest income of $1.5 million attributable to an improvement in volume was supplemented by a $0.2 million improvement in net interest income earned attributable to an improvement in rates.

The increase in tax-equivalent net interest income of $1.5 million related to volume was primarily the result of higher average loan balances which increased $62.6 million and investment balances which increased $119.4 million for the three months ended June 30, 2017 as compared to the same period in 2016. The increase in average loan and investment balances was partially offset by higher average deposit and FHLB advance balances which increased $131.7 million and $49.6 million, respectively, over the same periods. While the average deposit growth was primarily attributable to the Stearns branch acquisition, the increase in average FHLB advances was a result of a leverage strategy to fund investment purchases.

The increase in tax-equivalent net interest income of $0.2 million related to rate was primarily the result of increased yields on investments and decreased time deposit rates partially offset by increased FHLB advance rates.

Our tax-equivalent net interest rate spread increased to 3.25% for the three months ended June 30, 2017 compared to 3.21% for the three months ended June 30, 2016, and our tax-equivalent net interest margin increased to 3.36% for the three months ended June 30, 2017, compared to 3.33% for the three months ended June 30, 2016. The increases in our interest rate spread and margin were primarily a result of decreased rates on our interest bearing deposits and increases in investment yields.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended June 30, 2017 of $0.3 million due to loan growth compared to no provision for loan losses for the same period in 2016. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Servicing income, net	$158	$75	$83
Mortgage banking	344	220	124
Gain on sale of SBA loans	4	284	(280)
Gain on sale of investments, net	36	429	(393)
Trading securities gains	100	104	(4)
Other than temporary impairment on AFS investment securities	—	—	—
Service charges on deposit accounts	412	387	25
Interchange fees	480	382	98
Bank owned life insurance	214	94	120
Other	182	124	58

Total	$1,930	$2,099	$(169)

The $0.1 million increase in mortgage banking income is primarily due to increased volume.

Gains on sales of SBA loans decreased $0.3 million as a result of a fewer SBA loans being sold during the 2017 period. We continue to focus on our SBA lending efforts.

Net gains on sales of investments decreased $0.4 million for the three months ended June 30, 2017 compared to the same period in 2016 due an increase in interest rates which provided unfavorable market conditions for sales.

Interchange fees increased $0.1 million as a result of increased core deposit accounts including approximately $79.6 million related to the Stearns acquisition in February 2017.

BOLI income increased $0.1 million for the three months ended June 30, 2017 compared to the same period in 2016 due to the purchase of $10.0 million of additional policies in the third quarter of 2016.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)

Compensation and employee benefits	$5,086	$4,257	$829
Net occupancy	926	835	91
Federal deposit insurance	135	184	(49)
Professional and advisory	363	293	70
Data processing	424	400	24
Marketing and advertising	226	302	(76)
Merger-related expenses	408	1,771	(1,363)
Net cost of operation of REO	81	210	(129)
Other	1,218	1,061	157

Total noninterest expenses	$8,867	$9,313	$(446)

Compensation and employee benefits increased $0.8 million, or 19.5%, for the three months ended June 30, 2017 as compared to the same period in 2016. This additional expense is related to increases in our number of employees primarily as a result our Stearns branch acquisitions, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.1 million, or 10.9%, for the three months ended June 30, 2017 as compared to the same period in 2016 primarily as the result of our Stearns branch acquisition.

Professional and advisory expenses increased $0.1 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily as the result of increased fees for tax related services and fees related to public filing requirements.

Merger-related expenses decreased $1.4 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of a core processor termination fee in 2016 related to the Old Town acquisition.

Other noninterest expense increased $0.2 million for the three months ended June 30, 2017 compared to the same period in 2016 primarily as the result of increased interchange expenses and telephone expenses related to the Stearns branch acquisition.

Income Taxes. We recorded $0.9 million of income tax expense for the three months ended June 30, 2017 compared to tax expense of $0.7 million for the same period in 2016. Our effective tax rate of 29.0% for the three months ended June 30, 2017 improved from 44.0% for the same period in 2016 primarily as the result of increased tax-exempt income related to municipal bond investments and BOLI income.

We continue to utilize unused net operating losses for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and June 30, 2016.

General. Net income increased $1.2 million to $3.4 million for the six months ended June 30, 2017, compared to net income of $2.2 million for the six months ended June 30, 2016. Net interest income increased $3.5 million to $19.8 million from $16.4 million for the six months ended June 30, 2017 compared to the same period in 2016. This increase was partially offset by a provision for loan losses of $0.6 million, decreased noninterest income of $1.0 million, and increased noninterest expense of $0.9 million for the six months ended June 30, 2017 compared to the six months ending June 30, 2016.

Net Interest Income. Net interest income before provision for loan losses increased to $19.8 million for the six months ended June 30, 2017, compared to $16.4 million for the same period in 2016. The increase in net interest income was primarily the result of an increase of $2.1 million of interest and fees on loans and an increase of $1.8 million of interest on securities partially offset by increases in interest expense primarily related to FHLB advances of $0.5 million during the six months ended June 30, 2017 as compared to the same period in 2016.

The tax-equivalent net interest margin increased to 3.33% for the six months ended June 30, 2017 compared to 3.28% for the same period in 2016. This increase was primarily the result of increased yields on taxable loans and investments combined with declines in time deposit rates for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

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

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$754,521	$17,511	4.68%	$668,318	$15,461	4.64%
Loans, tax exempt (1)	15,549	288	3.73%	11,147	220	3.96%
Investments - taxable	305,029	3,581	2.35%	263,925	2,880	2.19%
Investment tax exempt (1)	114,954	2,352	4.09%	31,586	691	4.39%
Interest earning deposits	55,427	243	0.88%	35,977	90	0.50%
Other investments, at cost	12,831	316	4.97%	9,058	227	5.03%

Total interest-earning assets	1,258,311	24,291	3.89%	1,020,011	19,569	3.85%

Noninterest-earning assets	100,113			85,553

Total assets	$1,358,424			$1,105,564

Interest-bearing liabilities:
Savings accounts	$45,661	$25	0.11%	$36,688	$26	0.14%
Time deposits	344,834	1,540	0.90%	292,979	1,523	1.04%
Money market accounts	252,069	455	0.36%	213,379	331	0.31%
Interest bearing transaction accounts	151,464	93	0.12%	108,387	94	0.17%
Total interest bearing deposits	794,028	2,113	0.54%	651,433	1,974	0.61%

FHLB advances	249,052	1,072	0.87%	165,066	594	0.72%
Junior subordinated debentures	14,433	278	3.88%	14,433	254	3.53%
Other borrowings	2,917	64	4.42%	2,394	56	4.69%

Total interest-bearing liabilities	1,060,430	3,527	0.67%	833,326	2,878	0.69%

Noninterest-bearing deposits	147,770			121,001

Other non interest bearing liabilities	13,968			17,440

Total liabilities	1,222,168			971,767
Total equity	136,256			133,797

Total liabilities and equity	$1,358,424			$1,105,564

Tax-equivalent net interest income		$20,764			$16,691

Net interest-earning assets (2)	$197,881			$186,685

Average interest-earning assets to interest-bearing liabilities	118.66%			122.40%

Tax-equivalent net interest rate spread (3)			3.22%			3.15%
Tax-equivalent net interest margin (4)			3.33%			3.28%

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

	For the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$1,915	$135	$2,050
Loans, tax exempt (2)	81	(13)	68
Investment - taxable	482	219	701
Investments - tax exempt (2)	1,710	(49)	1,661
Interest-earning deposits	63	90	153
Other investments, at cost	92	(3)	89

Total interest-earning assets	4,343	379	4,722

Interest-bearing liabilities:
Savings accounts	$5	$(6)	$(1)
Time deposits	239	(222)	17
Money market accounts	63	61	124
Interest bearing transaction accounts	30	(31)	(1)
FHLB advances	341	137	478
Junior subordinated debentures	—	24	24
Other borrowings	12	(4)	8

Total interest-bearing liabilities	$690	$(41)	$649

Change in tax-equivalent net interest income	$3,653	420	$4,073

(1) Non-accrual loans are included in the above analysis.
(2) Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Net interest income before provision for loan losses increased to $19.8 million for the six months ended June 30, 2017, compared to $16.4 million for the same period in 2016. As indicated in the table above, $3.7 million of the increase is attributable to increased volume, and the remaining $0.4 million improvement is the result of improved rates mainly for time deposits.

The increase in tax-equivalent net interest income of $3.7 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $90.6 million and $83.4 million, respectively, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in average loan and investment balances was partially offset by higher average time deposits and FHLB advance balances which increased $51.9 million and $84.0 million, respectively, over the same periods.

The increase in tax-equivalent net interest income of $0.4 million for the six months ended June 30, 2017 compared to the same period in 2016 related to rate was primarily the result of increased rates on average taxable loans and taxable investments of 4 and 16 basis points, respectively, and reduced rates on time deposits of 14 basis points. The reduced rates on average time deposits for the six months period ending June 30, 2017 compared to the same period in 2016 was partially offset by an increased rate on average FHLB advances 15 basis points for the same period.

Our tax-equivalent net interest rate spread increased by 7 basis points to 3.22% for the six months ended June 30, 2017 compared to 3.15% for the six months ended June 30, 2016. Our tax-equivalent net interest margin increased 5 basis points to 3.33% for the six months ended June 30, 2017, compared to 3.28% for the six months ended June 30, 2016. As mentioned above, the increases in our interest rate spread and margin were primarily a result of the increases in taxable loans and investment yields and reduced rates on time deposits.

Provision for Loan Losses. The Company continues to experience a low level of net charge-offs and non-performing assets. As such, a provision for loan losses of $0.6 million was recorded for the six month period ended June 30, 2017 for loan growth. No provision for loan losses was recorded in the same period of 2016.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the six month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)
Servicing income, net	$253	$191	$62
Mortgage banking	564	360	204
Gain on sale of SBA loans	146	618	(472)
Gain on sale of investments, net	43	698	(655)
Gain on trading securities	307	178	129
Other than temporary impairment on AFS securities	(700)	—	(700)
Service charges on deposit accounts	803	781	22
Interchange fees	890	724	166
Bank owned life insurance	395	201	194
Other	312	223	89

Total	$3,013	$3,974	$(961)

The increase in mortgage banking income of $0.2 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is primarily the result of higher volume.

Gains on sales of SBA loans decreased $0.5 million for the six months ended June 30, 2017, compared to the same period in 2016 as a result of fewer SBA loans being originated and sold during the 2017 period. We continue to focus on our SBA lending efforts.

Net gains on sales of investments decreased $0.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to an increase in interest rates which provided for unfavorable market conditions for sales.

Gain on trading securities increased $0.1 million for the six months ended June 30, 2017, compared to the same period in 2016, due to increases in market valuation.

Interchange fees increased $0.2 million for the six months ended June 30, 2017, compared to the same period in 2016, due primarily to the Old Town Bank acquisition in April of 2016 and the Stearns branch acquisition in February of 2017.

Other noninterest income increased $0.1 million for the six months ended June 30, 2017, compared to the same period in 2016, primarily as a result of miscellaneous loan related income.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
	(Dollars in thousands)

Compensation and employee benefits	$9,922	$8,267	$1,655
Net occupancy	1,877	1,651	226
Marketing and advertising	474	502	(28)
Federal deposit insurance	239	360	(121)
Professional and advisory	637	505	132
Data processing	825	751	74
Merger-related expenses	856	1,916	(1,060)
Net cost of operation of real estate owned	215	496	(281)
Other	2,429	2,144	285

Total noninterest expenses	$17,474	$16,592	$882

Compensation and employee benefits increased $1.7 million, or 20.0%, for the six months ended June 30, 2017 as compared to the same period in 2016. This additional expense is related to increases in our number of employees primarily as a result of the Old Town Bank acquisition in April 2016 and the Stearns branch acquisition in February 2017, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.2 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily as a result of the Old Town Bank acquisition in April 2016 and the Stearns branch acquisition in February 2017.

FDIC deposit insurance decreased $0.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of a reduction in our assessment rates due to an improving risk profile.

Professional and advisory expense increased $0.1 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily due to increased audit, tax compliance, and consultant expenses as a result of acquisition activity.

Data processing increased $0.1 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily as a result of the Old Town Bank acquisition in April 2016 and the Stearns branch acquisition in February 2017

Merger-related expenses decreased $1.1 million for the six months ended June 30, 2017 compared to the same period in 2016. The 2016 merger expenses include a core processor termination fee related to the Old Town acquisition.

Other noninterest expense increased $0.3 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily as the result of increases in debit card expense and interchange fees of $0.1 million and telecommunications expense of $0.1 million related to the Old Town Bank acquisition in April 2016 and the Stearns branch acquisition in February 2017, and an increase in loan related expenses of $0.1 million.

Income Taxes. We recorded a $1.3 million income tax expense for the six months ended June 30, 2017 compared to $1.5 million tax expense for the six months ended June 30, 2016. Our effective tax rate of 28.2% for the six months ended June 30, 2017, compared to 40.7% for the respective period in 2016, improved primarily as the result of increased tax-exempt income related to municipal bond investments and BOLI income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2017.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At June 30, 2017, cash and cash equivalents totaled $80.1 million. Included in this total was $57.8 million held at FRB and $2.9 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(24,789)	$(14,897)
Proceeds from loans originated for sale	25,272	16,923

Investing activities:
Purchases of investments	$(85,094)	$(103,802)
Maturities and principal repayments of investments	21,222	24,760
Sales of investments	36,842	75,709
Net increase in loans	(47,909)	(33,339)
Net cash received in branch acquisition	146,750	—

Financing activities:
Net increase in deposits	$28,829	$23,026
Proceeds from FHLB advances	573,500	295,000
Repayment of FHLB advances	(648,500)	(264,025)

At June 30, 2017, we had $27.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $109.1 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of June 30, 2017.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of June 30, 2017:

(Dollars in thousands)	Total Capacity	Used Capacity	Unused Capacity

FHLB	$239,188	$223,500	$15,688
Unpledged Marketable Securities	427,217	185,525	241,692
Fed funds lines	15,000	—	15,000
FRB	44,978	—	44,978
	$726,383	$409,025	$317,358

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at June 30, 2017 and December 31, 2016.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Tier 1 Leverage Capital	$136,238	9.96%	$54,705	>4%	$68,381	>5%
Common Equity Tier 1 Capital	$136,238	14.94%	$52,428	>5.75%	$59,266	>6.5%
Tier 1 Risk-based Capital	$136,238	14.94%	$66,105	>7.25%	$72,943	>8%
Total Risk-based Capital	$146,272	16.04%	$84,341	>9.25%	$91,179	>10%

As of December 31, 2016:
Tier 1 Leverage Capital	$138,402	11.06%	$50,034	>4%	$62,542	>5%
Common Equity Tier 1 Capital	$138,402	16.33%	$38,150	>5.125%	$55,106	>6.5%
Tier 1 Risk-based Capital	$138,402	16.33%	$50,867	>6.625%	$67,823	>8%
Total Risk-based Capital	$147,807	17.43%	$67,823	>8.625%	$84,778	>10%

(1)	As of June 30, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

The following table summarizes the required and actual capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Tier I Leverage Capital	$139,626	10.20%	$54,739	>4%
Common Equity Tier 1 Capital	$126,771	13.89%	$52,474	>5.75%
Tier I Risk-based Capital	$139,626	15.30%	$66,162	>7.25%
Total Risk Based Capital	$149,660	16.40%	$84,414	>9.25%

As of December 31, 2016:
Tier I Leverage Capital	$141,013	11.28%	$50,220	>4%
Common Equity Tier 1 Capital	$130,079	15.33%	$38,188	>5.125%
Tier I Risk-based Capital	$141,013	16.62%	$50,918	>6.625%
Total Risk Based Capital	$150,418	17.72%	$67,891	>8.625%

(1)	As of June 30, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

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

	June 30, 2017		December 31, 2016
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(6.7)	(7.7)	(9.2)	(15.2)
+300	(4.6)	(5.9)	(6.6)	(11.7)
+200	(2.6)	(4.3)	(4.2)	(7.9)
+100	(1.1)	(2.7)	(2.1)	(4.7)
—	—	—	—	—
-100	(0.9)	5.5	(1.7)	8.7

The results from the rate shock analysis on NII are consistent with having a slightly liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liabilities will increase at a faster pace than assets. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 2.6% decrease in NII as of June 30, 2017 as compared to a 4.2% decrease in NII as of December 31, 2016, suggesting that there is a slight cost for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased from December 31, 2016 to June 30, 2017. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 4.3% decrease in EVE as of June 30, 2017 as compared to a 7.9% decrease in EVE as of December 31, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended June 30, 2017.

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

The table below sets forth information regarding the Company’s common stock repurchases during the six months ended June 30, 3017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	222,750
February 1, 2017 to February 28, 2017	—	$—	—	222,750
March 1, 2017 to March 31, 2017	13,000	$23.12	13,000	209,750
April 1, 2017 to June 30, 2017	—	$—	—	—
Total year-to-date 2017	13,000	$23.12	13,000	209,750

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

2.2	Agreement and Plan of Merger and Reorganization, dated June 26, 2017, by and among Entegra Financial Corp., Entegra Bank and Chattahoochee Bank of Georgia, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed with the SEC on June 27, 2017 (SEC File No. 001-35302).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).
80

Exhibit No.	Description

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015. (SEC File No. 001-35302).*

10.11	Tax Benefits Preservation Plan, dated as of November 16, 2015, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

10.12	Macon Bank, Inc. Long-Term Capital Appreciation Plan, as amended and restated, dated December 15, 2004, incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.13	First Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated December 10, 2008, incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.14	Second Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated March 16, 2011, incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.15	Third Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 26, 2015, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2017	Entegra Financial Corp.

(Registrant)

	By:	/s/ David A. Bright
Name: David A. Bright
Title: Chief Financial Officer
(Authorized Officer)

82

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements filed in XBRL format.
83