Form 10-Q
period 2017-09-30
Entegra Financial Corp.
filed 2017-11-08
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 8, 2017, 6,854,345 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$15,535	$10,709
Interest-earning deposits	78,963	32,585
Cash and cash equivalents	94,498	43,294

Investments - trading	5,840	5,211
Investments - available for sale	401,226	398,291
Other investments, at cost	12,633	15,261
Loans held for sale	3,818	4,584
Loans receivable	817,034	744,361
Allowance for loan losses	(10,057)	(9,305)
Fixed assets, net	20,888	20,209
Real estate owned	2,437	4,226
Interest receivable	5,436	5,012
Bank owned life insurance	31,950	31,347
Small Business Investment Company Holdings, at cost	3,090	1,655
Net deferred tax asset	14,478	18,985
Loan servicing rights	2,713	2,603
Goodwill	7,144	2,065
Core deposit intangible	2,371	979
Other assets	4,334	4,099

Total assets	$1,419,833	$1,292,877

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$1,004,839	$830,013
Federal Home Loan Bank advances	233,500	298,500
Junior subordinated notes	14,433	14,433
Other borrowings	8,588	2,725
Post employment benefits	10,145	10,211
Accrued interest payable	910	254
Other liabilities	3,893	3,673
Total liabilities	1,276,308	1,159,809

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,458,679 and 6,467,550 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock held by Rabbi Trust, at cost; 14,000 shares at September 30, 2017 and December 31, 2016	(279)	(279)
Additional paid in capital	63,031	62,664
Retained earnings	82,012	76,139
Accumulated other comprehensive loss	(1,239)	(5,456)
Total shareholders’ equity	143,525	133,068

Total liabilities and shareholders’ equity	$1,419,833	$1,292,877

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$9,175	$8,424	$26,686	$23,885
Interest on tax exempt loans	98	99	285	242
Taxable securities	1,787	1,294	5,367	4,174
Tax-exempt securities	817	432	2,346	881
Interest-earning deposits	216	62	459	152
Other	161	133	478	360
Total interest income	12,254	10,444	35,621	29,694

Interest expense:
Deposits	1,114	1,007	3,227	2,981
Federal Home Loan Bank advances	641	371	1,713	965
Junior subordinated notes	140	140	418	394
Other borrowings	36	29	100	85
Total interest expense	1,931	1,547	5,458	4,425

Net interest income	10,323	8,897	30,163	25,269

Provision for loan losses	520	100	1,160	100
Net interest income after provision for loan losses	9,803	8,797	29,003	25,169

Noninterest income:
Servicing income, net	59	72	312	263
Mortgage banking	207	387	771	747
Gain on sale of SBA loans	290	124	436	742
Gain (loss) on sale of investments, net	(24)	407	19	1,105
Trading securities gains	138	93	445	271
Other than temporary impairment on available-for-sale securities	—	—	(700)	—
Service charges on deposit accounts	436	370	1,239	1,151
Interchange fees	484	385	1,374	1,109
Bank owned life insurance	208	110	603	311
Other	215	118	527	341
Total noninterest income	2,013	2,066	5,026	6,040

Noninterest expenses:
Compensation and employee benefits	4,937	4,471	14,859	12,738
Net occupancy	974	929	2,851	2,580
Federal deposit insurance	140	108	379	468
Professional and advisory	292	208	929	713
Data processing	390	406	1,215	1,157
Marketing and advertising	253	309	727	811
Merger-related expenses	116	107	972	2,023
Net cost of (income from) operation of real estate owned	(121)	167	94	663
Other	1,237	1,137	3,666	3,281
Total noninterest expenses	8,218	7,842	25,692	24,434

Income before taxes	3,598	3,021	8,337	6,775

Income tax expense	1,127	1,221	2,464	2,751

Net income	$2,471	$1,800	$5,873	$4,024

Earnings per common share:
Basic	$0.38	$0.28	$0.91	$0.62
Diluted	$0.38	$0.28	$0.90	$0.62

Weighted average common shares outstanding:
Basic	6,458,679	6,466,375	6,460,015	6,483,535
Diluted	6,548,530	6,484,226	6,542,261	6,500,198

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$2,471	$1,800	$5,873	$4,024

Other comprehensive income:
Change in unrealized holding gains and losses on securities available for sale	973	(1,390)	6,404	5,115
Reclassification adjustment for securities losses (gains) realized in net income	24	(407)	(19)	(1,105)
Reclassification adjustment for other than temporary impairment realized in net income	—	—	79	—
Amortization of unrealized loss on securities transferred to held to maturity	—	324	—	894
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	54	33	163	328
Change in unrealized holding gains and losses on cash flow hedge	25	83	(43)	38
Reclassification adjustment for cash flow hedge effectiveness	(12)	12	8	12
Other comprehensive income (loss), before tax	1,064	(1,345)	6,592	5,282
Income tax effect related to items of other comprehensive income (loss)	(372)	548	(2,375)	(1,836)
Other comprehensive income (loss), after tax	692	(797)	4,217	3,446

Comprehensive income	$3,163	$1,003	$10,090	$7,470

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2015	6,546,375	$—	$63,722	$69,763	$(1,736)	$(279)	$131,469

Net income	—	—	—	4,024	—	—	4,024
Other comprehensive income, net of tax	—	—	—	—	3,446	—	3,446
Stock compensation expense	—	—	655	—	—	—	655
Repurchase of common stock	(80,000)		(1,390)	—	—	—	(1,390)
Balance, September 30, 2016	6,466,375	$—	$62,987	$73,786	$1,710	$(279)	$138,204

Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

Net income	—	—	—	5,873	—	—	5,873
Other comprehensive income, net of tax	—	—	—	—	4,217	—	4,217
Stock compensation expense	—	—	687	—	—	—	687
Vesting of restricted stock units, net of 859 shares surrendered	4,129	—	(19)	—	—	—	(19)
Repurchase of common stock	(13,000)		(301)	—	—	—	(301)
Balance, September 30, 2017	6,458,679	$—	$63,031	$82,012	$(1,239)	$(279)	$143,525

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$5,873	$4,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(36)	830
Investment amortization, net	3,513	1,485
Trading account income	(445)	(271)
Provision for loan losses	1,160	100
Provision for real estate owned	167	575
Share-based compensation expense	687	655
Deferred income tax expense	2,295	2,250
Gain on sales of securities available for sale	(19)	(1,105)
Other than temporary impairment on investments	700	—
Income on bank owned life insurance, net	(603)	(311)
Mortgage banking income, net	(771)	(747)
Gain on sales of SBA loans	(436)	(742)
Net realized gain on sale of real estate owned	(215)	(182)
Loans originated for sale	(35,718)	(38,402)
Proceeds from sale of loans originated for sale	36,548	39,811
Net change in operating assets and liabilities:
Interest receivable	(424)	(203)
Loan servicing rights	(110)	(82)
Other assets	(285)	754
Postemployment benefits	(66)	25
Accrued interest payable	339	1
Other liabilities	669	2,187
Net cash provided by operating activities	$12,823	$10,652

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(127,989)	$(152,034)
Maturities/calls and principal repayments	35,009	28,514
Sales	92,316	115,328
Net increase in loans	(71,578)	(40,859)
Net cash received in branch acquisition	146,750	—
Proceeds from sale of real estate owned	1,475	1,973
Proceeds from sale of fixed assets	64	—
Purchase of fixed assets	(594)	(295)
Purchase of bank owned life insurance	—	(10,000)
Purchase of Small Business Investment Company Holdings, at cost	(1,435)	(652)
Net cash paid in business combination	—	(5,912)
Purchase of other investments, at cost	(425)	(2,048)
Redemption of other investments, at cost	3,053	—
Net cash provided by (used in) investing activities	$76,646	$(65,985)
Cash flows from financing activities:
Net increase in deposits	$19,384	$30,880
Net increase in escrow deposits	1,808	1,247
Net increase in other borrowings	5,863	—
Proceeds from FHLB advances	808,501	445,100
Repayment of FHLB advances	(873,501)	(399,125)
Cash paid to tax authorities for shares surrendered upon vesting of restricted stock units	(19)	—
Purchase of common stock	(301)	(1,390)
Net cash provided by (used in) financing activities	$(38,265)	$76,712

Increase in cash and cash equivalents	51,204	21,379

Cash and cash equivalents, beginning of period	$43,294	$40,650

Cash and cash equivalents, end of period	$94,498	$62,029

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$5,119	$4,597
Income taxes	$172	$—

Acquisitions
Assets acquired	$3,997	$110,020
Liabilities assumed	154,505	97,878
Net assets/liabilities	$150,508	$12,142

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$702	$698
Investments to be settled	—	257
Loans originated for the disposition of real estate owned	1,001	—
Transfer held to maturity investment securities to available for sale investments securities	—	30,368

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered commercial bank and has a wholly owned subsidiary, Entegra Services, Inc., which was inactive as of September 30, 2017. The consolidated financials are presented in these financial statements.

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

Material estimates that are particularly susceptible to significant change, in the near term, relate to the determination of the allowance for loan losses, the valuation of acquired loans, separately identifiable intangible assets associated with mergers and acquisitions, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of deferred tax assets.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank, and its wholly owned subsidiary. The accounts of the Trust are not consolidated with the Company. In consolidation all significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. Certain mortgage-backed securities were reclassified to either mortgage-backed securities with guarantees, or mortgage-backed securities with no guarantee to better align the investment securities by risk categories. The reclassifications had no significant effect on our results of operations or financial condition as previously reported.

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

Recent Accounting Standards Updates

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12 Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) to facilitate financial reporting that more closely reflects an entity’s risk management activities. This ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The standard becomes effective for public entities beginning after December 15, 2018.  ASU 2017-12 is not expected to have a material impact on the Company’s financial statements.

In March 2017, the FASB issued amendments to ASU 2017-08 Receivables –Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. Under GAAP, premiums are generally amortized as an adjustment of yield over the contractual life of the instrument. The amendments in the Update shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. The standard becomes effective for public entities beginning after December 15, 2018.  As early adoption of ASU 2017-08 was permitted, the Company adopted the standard in the first quarter of 2017. The election to adopt ASU 2017-08 early required any adjustments to be made as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption. ASU 2017-08 had no material impact to the Company’s financial statements.

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

On October 1, 2017, the Company completed its acquisition of Chattahoochee Bank of Georgia (“Chattahoochee”) located in Gainesville, Georgia, which was merged with and into Entegra Bank. The Company will continue to operate Chattahoochee’s offices as Chattahoochee Bank of Georgia until a system conversion is completed in March 2018.

Shareholders of Chattahoochee received a combination of cash and stock having a value of $14.75 in exchange for each share of Chattahoochee’s common stock held immediately prior to the effective time of the merger. The aggregate merger consideration paid by the Company was approximately $35.3 million, which included $3.3 million for the cash-out of in-the-money stock options and warrants. The Company issued 395,666 shares of common stock in connection with the merger.

The acquisition added approximately $176.2 million to the Company’s assets, including $159.0 million of loans, $11.9 million of goodwill, and $166.1 million of deposits.

NOTE 3. INVESTMENT SECURITIES

The following table presents the holdings of our trading account as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Mutual funds	$5,840	$5,211

The trading account is held in a Rabbi Trust and seeks to generate returns that will fund the cost of certain deferred compensation agreements. There were $0.4 million and $0.3 million of realized gains for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s held-to-maturity (HTM) investment portfolio was transferred to available-for-sale (AFS) during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owned $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $79,000 prior to the impairment. The Company concluded the investment to be other than temporarily impaired. As such, the financial information for the nine months ended September 30, 2017 includes other than temporary impairment of $0.7 million before tax.

The amortized cost and estimated fair values of AFS securities as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$3,500	$15	$(2)	$3,513
Municipal Securities	145,382	606	(2,260)	143,728
Mortgage-backed Securities - Guaranteed	163,193	261	(1,339)	162,115
Mortgage-backed Securities - Non Guaranteed	64,802	279	(263)	64,818
Collateralized Loan Obligations	5,564	1	—	5,565
Corporate bonds	20,505	411	(47)	20,869
Mutual funds	626	—	(8)	618
	$403,572	$1,573	$(3,919)	$401,226

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$14,577	$46	$(2)	$14,621
Municipal Securities	152,208	337	(5,774)	146,771
Mortgage-backed Securities - Guaranteed	162,379	134	(2,332)	160,181
Mortgage-backed Securities - Non Guaranteed	58,967	2	(1,213)	57,756
Corporate bonds	18,354	171	(167)	18,358
Mutual funds	616	—	(12)	604
	$407,101	$690	$(9,500)	$398,291

Information pertaining to securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$998	$2	$—	$—	$998	$2
Municipal Securities	42,896	516	53,018	1,744	95,914	2,260
Mortgage-backed Securities - Guaranteed	68,196	456	50,449	883	118,645	1,339
Mortgage-backed Securities - Non Guaranteed	31,027	192	8,574	71	39,601	263
Corporate bonds	2,657	47	—	—	2,657	47
Mutual funds	618	8	—	—	618	8
	$146,392	$1,221	$112,041	$2,698	$258,433	$3,919

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$1,000	$2	$—	$—	$1,000	$2
Municipal Securities	122,468	5,759	331	15	122,799	5,774
Mortgage-backed Securities - Guaranteed	115,539	2,035	17,594	297	133,133	2,332
Mortgage-backed Securities - Non Guaranteed	54,555	1,213	—	—	54,555	1,213
Corporate bonds	6,741	167	—	—	6,741	167
Mutual funds	616	12	—	—	616	12
	$300,919	$9,188	$17,925	$312	$318,844	$9,500

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of September 30, 2017 and December 31, 2016 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	September 30, 2017
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	1	—	1
Municipal Securities	41	38	79
Mortgage-backed Securities - Guaranteed	43	36	79
Mortgage-backed Securities - Non Guaranteed	17	6	23
Corporate bonds	3	—	3
Mutual funds	1	—	1
	106	80	186

	December 31, 2016
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	1	—	1
Municipal Securities	129	1	130
Mortgage-backed Securities - Guaranteed	77	13	90
Mortgage-backed Securities - Non Guaranteed	24	1	25
Corporate bonds	8	—	8
Mutual funds	1	—	1
	240	15	255

At September 30, 2017, the Company held 186 investment securities that were in an unrealized loss position of which 80 had been in unrealized loss positions for over twelve months. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. When reviewing the securities in loss positions, pricing is reviewed for deterioration, bond ratings are reviewed for downgrades, and credit enhancement levels are reviewed for erosion.

For the three and nine months ended September 30, 2017 and 2016 the Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)

Gross proceeds	$55,474	$39,619	$92,316	$115,328
Gross realized gains	229	407	352	1,139
Gross realized losses	253	—	333	34

The Company had securities pledged against deposits and borrowings of approximately $161.4 million and $237.1 million at September 30, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2017, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,626	$1,616
Over 1 year through 5 years	5,579	5,640
After 5 years through 10 years	23,349	23,664
Over 10 years	145,023	143,374
	175,577	174,294
Mortgage-backed securities	227,995	226,932

Total	$403,572	$401,226
15

NOTE 4. LOANS RECEIVABLE

Loans receivable as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Real estate mortgage loans:
One-to-four family residential	$291,042	$278,437
Commercial real estate	328,931	292,879
Home equity loans and lines of credit	47,687	50,334
Residential construction	20,391	18,531
Other construction and land	82,035	60,605
Total real estate loans	770,086	700,786

Commercial and industrial	44,097	41,306
Consumer	5,278	4,594
Total commercial and consumer	49,375	45,900

Loans receivable, gross	819,461	746,686

Less: Net deferred loan fees	(1,545)	(923)
Fair value discount	(487)	(857)
Unamortized premium	495	605
Unamortized discount	(890)	(1,150)

Loans receivable, net of deferred fees	$817,034	$744,361

The Bank had $215.0 million and $144.3 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2017 and December 31, 2016, respectively. The Bank also had $100.7 million and $89.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2017 and December 31, 2016, respectively.

Included in loans receivable and other borrowings at September 30, 2017 are $3.6 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016

Discount on purchased loans, beginning of period	$956	$1,233	$1,150	$1,366
Accretion	(66)	(5)	(260)	(138)
Discount on purchased loans, end of period	$890	$1,228	$890	$1,228

The following table presents the activity related to the fair value discount on loans from business combinations for the three and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016

Fair value discount, beginning of period	$704	$840	$857	$72
Additional discount for acquisitions	—	132	—	1,092
Accretion	(217)	(101)	(370)	(293)
Fair value discount, end of period	$487	$871	$487	$871

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses:

	Three Months Ended September 30, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,386	$4,096	$572	$248	$907	$585	$140	$9,934
Provision	320	(80)	236	(28)	113	(5)	(36)	520
Charge-offs	—	(105)	(266)	—	(114)	—	(18)	(503)
Recoveries	2	32	—	—	9	7	56	106
Ending balance	$3,708	$3,943	$542	$220	$915	$587	$142	$10,057

	Three Months Ended September 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,679	$3,379	$887	$175	$1,064	$530	$226	$8,940
Provision	(376)	494	(137)	(60)	(95)	79	195	100
Charge-offs	(19)	—	(28)	—	(44)	(52)	(146)	(289)
Recoveries	27	170	44	—	28	13	71	353
Ending balance	$2,311	$4,043	$766	$115	$953	$570	$346	$9,104

	Nine Months Ended September 30, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
Provision	875	82	127	35	280	(34)	(205)	1,160
Charge-offs	(50)	(193)	(267)	—	(289)	—	(42)	(841)
Recoveries	71	75	5	—	76	22	184	433
Ending balance	$3,708	$3,943	$542	$220	$915	$587	$142	$10,057

	Nine Months Ended September 30, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	(83)	1,081	(351)	(195)	(78)	(106)	(168)	100
Charge-offs	(117)	(431)	(158)	—	(481)	(62)	(172)	(1,421)
Recoveries	56	172	178	32	112	135	279	964
Ending balance	$2,311	$4,043	$766	$115	$953	$570	$346	$9,104

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans:

	September 30, 2017
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$206	$65	$—	$—	$51	$16	$—	$338
Collectively evaluated for impairment	3,502	3,878	542	220	864	571	142	9,719
	$3,708	$3,943	$542	$220	$915	$587	$142	$10,057

Loans Receivable
Individually evaluated for impairment	$4,118	$5,813	$313	$—	$1,303	$293	$—	$11,840
Collectively evaluated for impairment	286,172	321,787	47,480	20,337	80,487	43,580	5,351	805,194
	$290,290	$327,600	$47,793	$20,337	$81,790	$43,873	$5,351	$817,034

	December 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$201	$178	$2	$—	$175	$28	$—	$584
Collectively evaluated for impairment	2,611	3,801	675	185	673	571	205	8,721
	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305

Loans Receivable
Individually evaluated for impairment	$3,769	$7,601	$313	$—	$1,682	$306	$—	$13,671
Collectively evaluated for impairment	273,169	284,502	50,087	18,439	58,444	41,397	4,652	730,690
	$276,938	$292,103	$50,400	$18,439	$60,126	$41,703	$4,652	$744,361

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

The following tables present the recorded investment in gross loans by loan grade:

September 30, 2017

Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$9,202	$—	$—	$—	$1,018	$—	$10,220
2	1,174	4,164	—	—	—	1,206	—	6,544
3	26,989	38,919	2,197	496	1,827	5,652	—	76,080
4	93,206	157,385	4,633	10,886	45,104	21,596	363	333,173
5	22,521	96,192	1,065	2,806	17,681	13,733	8	154,006
6	2,118	9,023	—	—	2,085	264	—	13,490
7	2,191	5,163	—	—	438	404	—	8,196
	$148,199	$320,048	$7,895	$14,188	$67,135	$43,873	$371	$601,709

Ungraded Loan Exposure:

Performing	$140,609	$7,552	$39,819	$6,149	$14,538	$—	$4,933	$213,600
Nonperforming	1,482	—	79	—	117	—	47	1,725
Subtotal	$142,091	$7,552	$39,898	$6,149	$14,655	$—	$4,980	$215,325

Total	$290,290	$327,600	$47,793	$20,337	$81,790	$43,873	$5,351	$817,034

December 31, 2016

Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$10,203	$—	$—	$—	$431	$—	$10,634
2	—	4,287	—	—	—	1,465	—	5,752
3	27,975	24,626	1,814	586	2,164	2,803	—	59,968
4	75,246	130,857	3,363	10,646	22,293	21,942	51	264,398
5	26,306	95,408	3,476	2,347	17,930	11,344	324	157,135
6	2,587	11,501	—	284	2,470	270	—	17,112
7	1,713	6,686	—	—	869	421	—	9,689
	$133,827	$283,568	$8,653	$13,863	$45,726	$38,676	$375	$524,688

Ungraded Loan Exposure:

Performing	$142,222	$8,535	$41,497	$4,576	$14,149	$3,027	$4,230	$218,236
Nonperforming	889	—	250	—	251	—	47	1,437
Subtotal	$143,111	$8,535	$41,747	$4,576	$14,400	$3,027	$4,277	$219,673

Total	$276,938	$292,103	$50,400	$18,439	$60,126	$41,703	$4,652	$744,361
22

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$2,250	$616	$1,471	$4,337	$285,953	$290,290
Commercial real estate	2,596	179	719	3,494	324,106	327,600
Home equity and lines of credit	889	47	70	1,006	46,787	47,793
Residential construction	283	—	—	283	20,054	20,337
Other construction and land	178	50	126	354	81,436	81,790
Commercial	235	—	150	385	43,488	43,873
Consumer	29	5	42	76	5,275	5,351
Total	$6,460	$897	$2,578	$9,935	$807,099	$817,034

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$4,917	$1,108	$427	$6,452	$270,486	$276,938
Commercial real estate	1,382	1,800	1,638	4,820	287,283	292,103
Home equity and lines of credit	126	44	231	401	49,999	50,400
Residential construction	180	—	—	180	18,259	18,439
Other construction and land	468	—	794	1,262	58,864	60,126
Commercial	368	—	—	368	41,335	41,703
Consumer	62	1	—	63	4,589	4,652
Total	$7,503	$2,953	$3,090	$13,546	$730,815	$744,361

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,006	$3,122	$—	$2,625	$2,723	$—
Commercial real estate	4,142	6,170	—	5,526	7,710	—
Home equity and lines of credit	213	328	—	213	328	—
Residential construction	—	—	—	—	—	—
Other construction and land	579	682	—	771	911	—
Commercial	—	—	—	—	—	—
	$7,940	$10,302	$—	$9,135	$11,672	$—

Loans with a valuation allowance
One-to four-family residential	$1,112	$1,112	$206	$1,144	$1,144	$201
Commercial real estate	1,671	1,671	65	2,075	2,075	178
Home equity and lines of credit	100	100	—	100	100	2
Residential construction	—	—	—	—	—	—
Other construction and land	724	724	51	911	911	175
Commercial	293	293	16	306	306	28
	$3,900	$3,900	$338	$4,536	$4,536	$584

Total
One-to four-family residential	$4,118	$4,234	$206	$3,769	$3,867	$201
Commercial real estate	5,813	7,841	65	7,601	9,785	178
Home equity and lines of credit	313	428	—	313	428	2
Residential construction	—	—	—	—	—	—
Other construction and land	1,303	1,406	51	1,682	1,822	175
Commercial	293	293	16	306	306	28
	$11,840	$14,202	$338	$13,671	$16,208	$584

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$3,122	$18	$2,391	$23	$3,156	$87	$2,415	$70
Commercial real estate	6,170	32	8,978	29	6,199	95	9,036	86
Home equity and lines of credit	328	13	328	2	328	37	328	7
Other construction and land	682	5	917	7	687	15	926	20
	$10,302	$68	$12,614	$61	$10,370	$234	$12,705	$183

Loans with a valuation allowance
One-to four-family residential	$1,115	$13	$1,500	$17	$1,129	$38	$1,518	$51
Commercial real estate	1,673	21	1,752	20	1,690	64	1,769	60
Home equity and lines of credit	100	2	100	1	100	4	100	3
Other construction and land	724	9	1,017	9	753	28	1,032	26
Commercial	294	5	307	4	301	16	313	14
	$3,906	$50	$4,676	$51	$3,973	$150	$4,732	$154

Total
One-to four-family residential	$4,237	$31	$3,891	$40	$4,285	$125	$3,933	$121
Commercial real estate	7,843	53	10,730	49	7,889	159	10,805	146
Home equity and lines of credit	428	15	428	3	428	41	428	10
Other construction and land	1,406	14	1,934	16	1,440	43	1,958	46
Commercial	294	5	307	4	301	16	313	14
	$14,208	$118	$17,290	$112	$14,343	$384	$17,437	$337

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of September 30, 2017 and December 31, 2016. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)

One-to four-family residential	$2,064	$1,125
Commercial real estate	2,761	3,536
Home equity loans and lines of credit	79	250
Residential construction	—	—
Other construction and land	503	1,042
Commercial	150	41
Consumer	47	47
Non-performing loans	$5,604	$6,041

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	September 30, 2017
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$3,107	$579	$3,686
Commercial real estate	4,519	1,480	5,999
Home equity and lines of credit	313	—	313
Other construction and land	1,107	378	1,485
Commercial	293	—	293

	$9,339	$2,437	$11,776

	December 31, 2016
	Performing	Nonperforming	Total
	TDR’s	TDR’s	TDR’s
	(Dollars in thousands)

One-to-four family residential	$3,560	$210	$3,770
Commercial real estate	4,327	2,366	6,693
Home equity and lines of credit	313	—	313
Other construction and land	1,377	206	1,583
Commercial	305	—	305

	$9,882	$2,782	$12,664

There were no loan modifications that were deemed TDRs at the time of the modification during the three and nine month periods ended September 30, 2017 or 2016.

There were no TDR’s that defaulted during the three and nine month periods ending September 30, 2017 or 2016 and which were modified as TDR’s within the previous 12 months.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The Company had $7.1 million and $2.1 million of goodwill as of September 30, 2017 and December 31, 2016, respectively. The following is a summary of changes in the carrying amounts of goodwill:

	As of and for the Nine Months Ending	As of and for the Year Ending
	September 30,	December 31,
	2017	2016
	Dollars in thousands
Balance at beginning of period	$2,065	$711
Additions:
Prior acquisitions measurement period adjustments	63	—
Goodwill from current year acquisitions	5,016	1,354
Balance at end of period	$7,144	$2,065

The Company’s other intangible assets consist of core deposit intangibles related to acquired core deposits. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	As of and for the Nine Months Ending	As of and for the Year Ending
	September 30,	December 31,
	2017	2016
	Dollars in thousands
Gross balance at beginning of period	$1,120	$590
Additions from acquisitions	1,650	530
Gross balance at end of period	2,770	1,120
Less accumulated amortization	(399)	(141)
Core deposit intangible, net	$2,371	$979

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is approximately $0.4 million per year.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016.

	As of and for the				As of and for the Year Ended
	Nine Months Ended September 30,				December 31,
	2017		2016		2016
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$160,718	$—	$142,174	$—	$139,136	$—
Interest-bearing demand	179,398	149	115,874	127	122,271	160
Money Market	261,901	703	240,990	548	239,387	770
Savings	50,827	39	38,476	38	40,014	49
Time Deposits	351,995	2,336	299,764	2,268	289,205	2,985
	$1,004,839	$3,227	$837,278	$2,981	$830,013	$3,964
28

NOTE 8. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated:

	September 30, 2017		December 31, 2016
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2017	$135,500	1.14%	$273,500	0.64%
2018	95,000	1.30%	25,000	1.17%
2019	3,000	1.56%	—	—
	$233,500	1.21%	$298,500	0.68%

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. The Company had drawn $5.0 million on the revolving credit loan facility as of September 30, 2017.

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

		Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016
Designated as hedges:
Cash flow hedge of borrowings - interest rate swap	Other assets	$441	$476
Total		$441	$476

Not designated as hedges:
Mortgage banking - loan commitment	Other assets	$50	$41
Mortgage banking - forward sales commitment	Other assets	22	19
Total		$72	$60

Mortgage banking - loan commitment	Other liabilities	$—	$—
Mortgage banking - forward sales commitment	Other liabilities	3	$—
Total		$3	$—

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

The Company’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. The structure of the swap agreements is described in the table below (dollars in thousands):

Underlyings	Designation	Notional	Payment Provision	Life of Swap Contract
Junior Subordinated Debt	Cash Flow Hedge	$ 14,000	Pay 0.958%/Receive 3 month LIBOR	4 yrs
FHLB Variable Rate Advance	Cash Flow Hedge	$ 15,000	Pay 1.054%/Receive 3 month LIBOR	2 yrs
FHLB Variable Rate Advance	Cash Flow Hedge	$ 20,500	Pay 1.354%/Receive 3 month LIBOR	2 yrs

The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments without exchange of the underlying notional amounts.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffectiveness of the cash flow hedge is recognized through earnings. There was no ineffectiveness during the three and nine months ended September 30, 2017 or 2016.

The table below presents the effect of the Company’s cash flow hedge on the Consolidated Statement of Income (in thousands).

	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
				For the three months ended September 30,		For the nine months ended September 30,
	September 30, 2017	December 31, 2016	Location	2017	2016	2017	2016
Interest rate swap	$278	$476	Interest Expense	$(12)	$12	$8	$12

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

NOTE 10. INCOME TAXES

The components of net deferred taxes as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Federal net operating loss	$6,430	$8,560
Allowance for loan losses	3,556	3,245
Deferred compensation and post employment benefits	3,286	3,365
State net operating loss	370	557
Valuation reserve for other real estate	486	693
Non-accrual interest	320	375
Loan basis differences	123	238
Unrealized losses on securities	702	3,079
Fixed Assets	30	—
Deposit premium	61	155
Other	2,011	1,380
Gross deferred tax assets	17,375	21,647

Deferred tax liabilities:
Fixed assets	—	263
Loan servicing rights	995	962
Deferred loan costs	1,163	1,002
Prepaid expenses	53	57
Core deposit intangible	124	158
Other	562	220
Total deferred tax liabilities	2,897	2,662

Net deferred tax asset	$14,478	$18,985

As of September 30, 2017 and December 31, 2016, $39 thousand and $0.2 million, respectively, in valuation allowance related to net deferred tax assets on investment securities remains in accumulated other comprehensive income. This valuation allowance will be recognized as tax expense on a security-by-security basis upon the sale or maturity of the individual securities. The tax expense is expected to be recognized over the remaining life of the securities of approximately 3 months.

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses:

(Dollars in thousands)	Amount	Expiration Dates
Federal	$18,372	2031-2034
North Carolina	$20,174	2026-2027

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$2,471	$1,800	$5,873	$4,024
Denominator:
Weighted-average common shares outstanding - basic	6,458,679	6,466,375	6,460,015	6,483,535
Effect of dilutive securities:
Stock options	42,973	—	39,165	—
Restricted stock units	46,878	17,851	43,081	16,663
Weighted-average common shares outstanding - diluted	6,548,530	6,484,226	6,542,261	6,500,198

Earnings per share - basic	$0.38	$0.28	$0.91	$0.62
Earnings per share - diluted	$0.38	$0.28	$0.90	$0.62

At September 30, 2017, the Company had 9,000 potentially dilutive shares of common stock that were excluded from diluted earnings per share because their effect would be anti-dilutive. These potentially dilutive shares of common stock are issuable upon exercise of stock options granted to employees with a weighted average exercise price of $21.96.

At September 30, 2016, the Company had 411,500 potentially dilutive shares of common stock that were excluded from diluted earnings per share because their effect would be anti-dilutive. These potentially dilutive shares of common stock are issuable upon exercise of stock options granted to employees and directors with a weighted average exercise price of $18.42.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(2,108)	$—	$(93)	$270	$(1,931)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	54	—	54
Change in net unrealized holding losses on securities available for sale	973	—	—	—	973
Reclassification adjustment for net securities gains realized in net income	24	—	—	—	24
Change in unrealized holding gains on cash flow hedge	—	—	—	25	25
Reclassification adjustment for cash flow hedge effectiveness	—	—	—	(12)	(12)
Income tax effect	(367)	—	—	(5)	(372)

Balance, end of period	$(1,478)	$—	$(39)	$278	$(1,239)

	Three Months Ended September 30, 2016
	(Dollars in thousands)
Balance, beginning of period	$3,030	$(211)	$(284)	$(28)	$2,507

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	33	—	33
Change in net unrealized holding losses on securities available for sale	(1,390)	—	—	—	(1,390)
Reclassification adjustment for net securities gains realized in net income	(407)	—	—	—	(407)
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	324	—	—	324
Change in unrealized holding gains on cash flow hedge	—	—	—	83	83
Reclassification adjustment for cash flow hedge effectiveness	—	—	—	12	12
Income tax effect	696	(113)	—	(35)	548

Balance, end of period	$1,929	$—	$(251)	$32	$1,710

	Nine Months Ended September 30, 2017
	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(5,554)	$—	$(202)	$300	$(5,456)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	163	—	163
Change in net unrealized holding losses on securities available for sale	6,404	—	—	—	6,404
Reclassification adjustment for net securities gains realized in net income	(19)	—	—	—	(19)
Reclassification adjustment for other than temporary impairment of securities available for sale	79	—	—	—	79
Change in unrealized holding gains on cash flow hedge	—	—	—	(43)	(43)
Reclassification adjustment for cash flow effectiveness	—	—	—	8	8
Income tax effect	(2,388)	—	—	13	(2,375)

Balance, end of period	$(1,478)	$—	$(39)	$278	$(1,239)

	Nine Months Ended September 30, 2016
	(Dollars in thousands)
Balance, beginning of period	$(594)	$(563)	$(579)	$—	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	328	—	328
Change in net unrealized holding losses on securities available for sale	5,115	—	—	—	5,115
Reclassification adjustment for net securities gains realized in net income	(1,105)	—	—	—	(1,105)
Amortization of unrealized gains and losses on securities transferred to held to maturity	—	894	—	—	894
Change in unrealized holding gains on cash flow hedge	—	—	—	38	38
Reclassification adjustment for cash flow effectiveness	—	—	—	12	12
Income tax effect	(1,487)	(331)	—	(18)	(1,836)

Balance, end of period	$1,929	$—	$(251)	$32	$1,710

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016	Income Statement Line Item Affected
Available-for-sale securities
Gains recognized	$(24)	$407	$19	$1,105	Gain on sale of investments, net of loss
Other than temporary impairment	—	—	(79)	—	Other than temporary impairment of AFS securities
Income tax effect	9	(150)	22	(408)	Income tax expense
Reclassified out of AOCI, net of tax	(15)	257	(38)	697	Net income

Held-to-maturity securities
Amortization of unrealized losses	—	(13)	—	(917)	Interest income - taxable securities
Income tax effect	—	5	—	339	Income tax expense
Reclassified out of AOCI, net of tax	—	(8)	—	(578)	Net income

Cash flow hedge
Interest expense - effective portion	—	—	(28)	—	Interest expense - FHLB advances
Interest expense - effective portion	12	(12)	20	(12)	Interest expense - Junior subordinated notes
Income tax effect	(4)	4	3	4	Income tax expense
Reclassified out of AOCI, net of tax	8	(8)	(5)	(8)	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	(54)	33	(163)	328	Income tax expense

Total reclassified out of AOCI, net of tax	$(61)	$274	$(206)	$439	Net income

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

The following summarizes the Company’s approximate commitments to extend credit:

September 30, 2017
(Dollars in thousands)
Lines of credit	$114,872
Standby letters of credit	840

$115,712

As of September 30, 2017, the Company had outstanding commitments to originate loans as follows:

	September 30, 2017
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$24,586	3.125% to 6.50%
Variable	13,560	3.75% to 7.00%

	$38,146

The allowance for unfunded commitments was $0.1 million at September 30, 2017 and December 31, 2016.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of September 30, 2017 and December 31, 2016.

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
36

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$5,840	$—	$—	$5,840
Securities available for sale:
U.S. Treasury & Government Agencies	2,510	1,003	—	3,513
Municipal Securities	—	143,728	—	143,728
Mortgage-backed Securities - Guaranteed	—	162,115	—	162,115
Mortgage-backed Securities - Non Guaranteed	—	64,818	—	64,818
Collateralized Loan Obligations	—	5,565	—	5,565
Corporate bonds	—	19,817	1,052	20,869
Mutual funds	618	—	—	618
Total securities available for sale	3,128	397,046	1,052	401,226

Loan servicing rights	—	—	2,713	2,713
Derivative assets	—	441	—	441
Forward sales commitments	—	—	22	22
Interest rate lock commitments	—	—	50	50

Total assets	$8,968	$397,487	$3,837	$410,292

Forward sales commitments	$—	$—	$3	$3
Interest rate lock commitments	—	—	—	—

Total liabilities	$—	$—	$3	$3

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$5,211	$—	$—	$5,211
Securities available for sale:
U.S. Treasury & Government Agencies	2,514	12,107	—	14,621
Municipal Securities	—	146,771	—	146,771
Mortgage-backed Securities - Guaranteed	—	160,181	—	160,181
Mortgage-backed Securities - Non Guaranteed	—	57,756	—	57,756
Corporate bonds	—	16,214	2,144	18,358
Mutual funds	604	—	—	604
Total securities available for sale	3,118	393,029	2,144	398,291

Loan servicing rights	—	—	2,603	2,603
Derivative assets	—	476	—	476
Forward sales commitments	—	—	19	19
Interest rate lock commitments	—	—	41	41

Total assets	$8,329	$393,505	$4,807	$406,641

There were no liabilities measured at fair value on a recurring basis as of December 31, 2016.

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$3,836	$2,510	$4,807	$2,390

Corporate bonds
Fair value adjustment	—	—	(4)	—
Transfer to Level 2	—	—	(1,086)	—
Transfer from Level 2	—	2,758	—	2,758

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	154	185	446	444
Fair value adjustment	(158)	(150)	(335)	(362)

Mortgage derivative gains(losses) included in other income	5	(38)	9	35

Balance at end of period	$3,837	$5,265	$3,837	$5,265

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either September 30, 2017 or December 31, 2016.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,553	$2,553
Commercial real estate	—	—	4,111	4,111
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	579	579
Commercial	—	—	—	—

Real estate owned:
One-to-four family residential	—	—	25	25
Commercial real estate	—	—	644	644
Other construction and land	—	—	1,768	1,768

SBIC	—	—	3,090	3,090

Total assets	$—	$—	$12,983	$12,983

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$2,205	$2,205
Commercial real estate	—	—	6,329	6,329
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	809	809

Real estate owned:
One-to-four family residential	—	—	1,336	1,336
Commercial real estate	—	—	722	722
Other construction and land	—	—	2,168	2,168

SBIC	—	—	1,655	1,655

Total assets	$—	$—	$15,437	$15,437
42

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 or December 31, 2016.

Impaired loans totaling $4.4 million at September 30, 2017 and $4.6 million at December 31, 2016, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2017.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0% - 8%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5% - 35%
		Discount rate	12% - 14%
SBIC	Indicative value provided by fund	Current operations and financial condition	0% - 13%

The approximate carrying and estimated fair value of financial instruments are summarized below:

	Carrying	Fair Value Measurements at September 30, 2017
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$94,498	$94,498	$94,498	$—	$—
Trading securities	5,840	5,840	5,840	—	—
Securities available for sale	401,226	401,226	3,128	397,046	1,052
Loans held for sale	3,818	4,132	—	4,132	—
Loans receivable, net	817,034	809,564	—	—	809,564
Other investments, at cost	12,633	12,633	—	12,633	—
Interest receivable	5,436	5,436	—	5,436	—
Bank owned life insurance	31,950	31,950	—	31,950	—
Loan servicing rights	2,713	2,713	—	—	2,713
Forward sales commitments	22	22	—	—	22
Interest rate lock commitments	50	50	—	—	50
Derivative asset	441	441	—	441	—
SBIC investments	3,090	3,090	—	—	3,090

Liabilities:
Demand deposits	$652,844	$652,844	$—	$652,844	$—
Time deposits	351,995	348,444	—	—	348,444
Federal Home Loan Bank advances	233,500	233,610	—	233,610	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	8,588	8,604	—	8,604	—
Accrued interest payable	910	910	—	910	—
Forward sales commitments	3	3	—	—	3

	Carrying	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$43,294	$43,294	$43,294	$—	$—
Trading securities	5,211	5,211	5,211	—	—
Securities available for sale	398,291	398,291	3,118	393,029	2,144
Loans held for sale	4,584	5,093	—	5,093	—
Loans receivable, net	744,361	741,612	—	—	741,612
Other investments, at cost	15,261	15,261	—	15,261	—
Interest receivable	5,012	5,012	—	5,012	—
Bank owned life insurance	31,347	31,347	—	31,347	—
Loan servicing rights	2,603	2,603	—	—	2,603
Forward sales commitments	19	19	—	—	19
Interest rate lock commitments	41	41	—	—	41
Derivative asset	476	476	—	476	—
SBIC investments	1,655	1,655	—	—	1,655

Liabilities:
Demand deposits	$540,808	540,808	$—	$540,808	$—
Time deposits	289,205	286,611	—	—	286,611
Federal Home Loan Bank advances	298,500	298,667	—	298,667	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,725	2,907	—	2,907	—
Accrued interest payable	254	254	—	254	—

NOTE 15. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock. On February 24, 2017, the Company announced the extension of the stock repurchase program through February 23, 2018.

The following table summarizes repurchase activity for the nine months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	222,750
February 1, 2017 to February 28, 2017	—	$—	—	222,750
March 1, 2017 to March 31, 2017	13,000	$23.12	13,000	209,750
April 1, 2017 to June 30, 2017	—	$—	—	209,750
July 1, 2017 to September 30, 2017	—	$—	—	209,750
Total year-to-date 2017	13,000	$23.12	13,000	209,750

NOTE 16. SUBSEQUENT EVENTS

On October 1, 2017, the Company completed its acquisition of Chattahoochee Bank of Georgia (“Chattahoochee”) located in Gainesville, Georgia, which was merged with and into Entegra Bank. The Company will continue to operate Chattahoochee’s offices as Chattahoochee Bank of Georgia until a system conversion is completed in March 2018.

Shareholders of Chattahoochee received a combination of cash and stock having a value of $14.75 in exchange for each share of Chattahoochee’s common stock held immediately prior to the effective time of the merger. The aggregate merger consideration paid by the Company was approximately $35.3 million, which included $3.3 million for the cash-out of in-the-money stock options and warrants. The Company issued 395,666 shares of common stock in connection with the merger.

The acquisition added approximately $176.2 million to the Company’s assets, including $159.0 million of loans, $11.9 million of goodwill, and $166.1 million of deposits.

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
47

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2017 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2017 and December 31, 2016, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

We provide a full range of financial services through offices located throughout the western North Carolina counties of Buncombe, Cherokee, Haywood, Henderson, Jackson, Macon, Polk, and Transylvania, the Upstate South Carolina counties of Anderson, Greenville, Pickens, and Spartanburg and the northern Georgia county of Pickens. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

Recent Events

On October 1, 2017, the Company completed the acquisition of Chattahoochee Bank of Georgia (“Chattahoochee”). Pursuant to the Agreement and Plan of Merger and Reorganization dated June 26, 2017, Chattahoochee merged with and into Entegra Bank. Chattahoochee will continue to operate as Chattahoochee Bank of Georgia until a system conversion is completed in March 2018.

Shareholders of Chattahoochee received a combination of cash and stock having a value of $14.75 in exchange for each share of Chattahoochee’s common stock held immediately prior to the effective time of the merger. The aggregate merger consideration paid by the Company was approximately $35.3 million, which includes the cash-out of in-the-money stock options and warrants. The Company issued approximately 395,666 shares of common stock in connection with the merger. The acquisition added one branch in Gainesville, Georgia, a loan production office in Duluth, Georgia and added approximately $176.2 million in assets, $159.0 million in loans, $11.9 million of goodwill, and $166.1 million in deposits upon closing.

Strategic Plan

We continue to execute on our strategic plan which involves the following key components:

•	Building a franchise that will provide above-average shareholder returns;
•	Seeking acquisition opportunities that have reasonable earn-back periods and are accretive to return on equity while minimizing book value dilution;
•	Building long-term franchise value by diversifying into high growth markets geographically contiguous to our current markets;
•	Building deposits in rural markets; and
•	Maximizing our capital leverage through organic and acquired asset growth

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

Earnings Summary

Net income for the three months ended September 30, 2017 was $2.5 million compared to $1.8 million for the same period in 2016. The increase in net income for the three months ended September 30, 2017 was primarily the result of increases in net interest income of $1.4 million, partially offset by an increase in provision for loan losses of $0.4 million and increases in noninterest expense of $0.4 million.

Net interest income increased $1.4 million, or 16.0%, for the three months ended September 30, 2017 as compared to the same period in 2016 primarily as the result of increases in interest and fees on loans and interest income on securities of $0.8 million, or 8.9%, and $0.9 million, or 50.9%, respectively. Additionally, interest income on interest-earning deposits increased $0.2 million for the three months ended September 30, 2017 as compared to the same period in 2016. These increases were partially offset by increased interest expense on deposits of $0.1 million, or 10.6%, and increased interest expense related to Federal Home Loan Bank (FHLB) advances of $0.3 million, or 72.8%, due primarily to increased interest rates for the three months ended September 30, 2017 compared to the same period in 2016.

Noninterest income decreased slightly primarily as the result of decreases in mortgage banking activity and gains on sales of investments of $0.2 million and $0.4 million, respectively. These decreases were partially offset by increases in gains on sales of Small Business Administration (SBA) loans of $0.2 million, service charges on deposit accounts of $0.1 million, interchange fees of $0.1 million, and bank-owned life insurance (BOLI) of $0.1 million for the three months ending September 30, 2017 compared to the same period in 2016.

Noninterest expense increased $0.4 million for the three months ended September 30, 2017 as compared to the same period in 2016 primarily as the result of increases of $0.5 million and $45 thousand in compensation and employee benefits and net occupancy, respectively, related to the Stearns branch acquisition in February 2017 and $0.1 million in professional and advisory expense due primarily to tax related services and fees related to public reporting requirements. These increases were partially offset by decreases of $0.3 million in net cost of operation of real estate owned primarily attributable to $0.2 million in proceeds received related to a judgement settlement.

Net income for the nine months ended September 30, 2017 increased $1.9 million to $5.9 million compared to $4.0 million for the same period in 2016. The increase in net income for the nine months ended September 30, 2017 was primarily the result of increases in net interest income of $4.9 million and a decrease in income tax expense of $0.3 million, partially offset by an increase in the provision for loan losses of $1.1 million, decreases in noninterest income of $1.0 million, and increases in noninterest expense of $1.2 million.

Net interest income increased $4.9 million, or 19.4%, for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily as the result of increases in interest and fees on loans and interest income on securities of $2.8 million, or 11.7%, and $2.7 million, or 52.6%, respectively. These increases were partially offset by increased interest expense on deposits of $0.2 million, or 8.3%, and interest expense related to FHLB advances of $0.7 million, or 77.5%, due to increased advance levels for the nine months ended September 30, 2017 compared to the same period in 2016.

Noninterest income decreased $1.0 million, or 16.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due primarily to other than temporary impairment of available-for-sale (AFS) securities totaling $0.7 million, reduced gains on sales of investments and SBA loans of $1.0 million and $0.3 million, respectively. These decreases were partially offset by increases in service charges on deposit accounts of $0.1 million, trading securities gains of $0.2 million, interchange fees of $0.3 million, BOLI income of $0.3 million, and income from Small Business Investment Companies holdings of $0.1 million included in other noninterest income.

Noninterest expense increased $1.3 million, or 5.1%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in noninterest expense was primarily related to increased compensation and employee benefits of $2.1 million, increased net occupancy expense of $0.3 million and increased data processing expense of $0.1 million for the nine months ended 2017 compared to the nine months ended September 30, 2016 as the Company successfully grew its branch network during 2016 and 2017. Professional and advisory expense increased $0.2 million for the nine months ended 2017 compared to the same period in 2016 primarily as the result of increased tax related services and fees related to public reporting requirements. Merger-related expenses decreased $1.1 million for the nine months ended September 30, 2017 compared to the same period in 2016 as the result of a core processor termination fee in 2016 related to the Old Town Bank acquisition. The decrease in net cost of operation of real estate of $0.6 million related to lower levels of real estate owned and insurance proceeds in a judgement settlement was partially offset by increases in loan related expenses included in other noninterest expense.

The provision for loan losses was $1.2 million for the nine months ended September 30, 2017, compared to $0.1 million of provision for loan losses for the same period in 2016. The Company continues to experience modest levels of net charge-offs and non-performing loans.

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

We analyze our noninterest expense and net income on a non-GAAP basis as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Core Noninterest Expense
Noninterest expense (GAAP)	$8,218	$7,842	$25,692	$24,434
Merger-related expenses	(116)	(107)	(972)	(2,023)
Core noninterest expense (Non-GAAP)	$8,102	$7,735	$24,720	$22,411

Core Net Income
Net income (GAAP)	$2,471	$1,800	$5,873	$4,024
Loss (gain) on sale of investments	16	(265)	(12)	(718)
Other than temporary impairment of investment securities available for sale	—	—	455	—
Merger-related expenses	76	70	632	1,315
Core net income (Non-GAAP)	$2,562	$1,605	$6,948	$4,621

Core Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.38	$0.28	$0.90	$0.62
Gain on sale of investments	—	(0.04)	—	(0.11)
Other than temporary impairment of investment securities available for sale	—	—	0.06	—
Merger-related expenses	0.01	0.01	0.10	0.20
Core diluted earnings per share (Non-GAAP)	$0.39	$0.25	$1.06	$0.71

Core Return on Average Assets
Return on Average Assets (GAAP)	0.71%	0.60%	0.57%	0.47%
Gain on sale of investments	—	-0.09%	—	—
Other than temporary impairment of investment securities available for sale	—	—	0.04%	—
Merger-related expenses	0.02%	0.03%	0.06%	0.16%
Core Return on Average Assets (Non-GAAP)	0.73%	0.54%	0.67%	0.63%

Core Return on Tangible Average Equity
Return on Average Equity (GAAP)	6.95%	5.21%	5.66%	3.97%
Loss (gain) on sale of investments	0.04%	-0.77%	-0.01%	-0.71%
Other than temporary impairment of investment securities available for sale	—	—	0.43%	—
Merger-related expenses	0.21%	0.20%	0.61%	1.30%
Effect of goodwill and intangibles	0.52%	0.10%	0.43%	0.09%
Core Return on Average Tangible Equity (Non-GAAP)	7.72%	4.75%	7.12%	4.65%

Core Efficiency Ratio
Efficiency ratio (GAAP)	66.62%	71.53%	73.01%	78.04%
Gain (loss) on sale of investments	-0.19%	2.72%	0.05%	2.62%
Other than temporary impairment of investment securities available for sale	—	—	-1.38%	—
Merger-related expenses	-0.88%	-0.97%	-2.76%	-6.46%
Core Efficiency Ratio (Non-GAAP)	65.55%	73.28%	68.92%	74.20%

	As Of
	September 30, 2017	December 31, 2016
	(Dollars in thousands, except share data)
Tangible Book Value Per Share
Book Value (GAAP)	$143,525	$133,068
Goodwill and intangibles	(9,516)	(3,044)
Book Value (Tangible)	$134,009	$130,024
Outstanding shares	6,458,679	6,467,550
Tangible Book Value Per Share	$20.75	$20.10

Financial Condition at September 30, 2017 and December 31, 2016

Total assets increased $126.9 million, or 9.8%, to $1.42 billion at September 30, 2017 from $1.29 billion at December 31, 2016. This increase in assets was comprised primarily of increases in cash and cash equivalents of $51.2 million, to $94.5 million at September 30, 2017 compared to $43.3 million at December 31, 2016 and loans, which increased $72.7 million, or 9.8%. The increase in loans was funded by cash from the deposits assumed in February 2017. On February 24, 2017, the Bank completed its acquisition of two branches from Stearns Bank, N.A. (Stearns). Deposits assumed in the branch acquisition totaled $79.6 million of core deposits and $74.5 million of certificates of deposits. Core deposits remained unchanged at 65% of the Company’s deposit portfolio at September 30, 2017 and December 31, 2016.

Total liabilities increased $116.5 million, or 10.0%, to $1.28 billion at September 30, 2017 from $1.16 billion at December 31, 2016, due primarily to the $174.8 million increase in deposits partially offset by the $65.0 million decrease in FHLB advances. The Company also drew $5.0 million on a revolving line of credit in connection with the aforementioned acquisition of Chattahoochee, which closed on October 1, 2017.

Total equity increased $10.5 million, or 7.9%, to $143.5 million at September 30, 2017 from $133.1 million at December 31, 2016. This increase was the result of $5.9 million of net income, $0.7 million of stock-based compensation expense, and a $4.2 million improvement in other comprehensive income, partially offset by $0.3 million of share repurchases.

Cash and Cash Equivalents

Total cash and cash equivalents increased $51.2 million to $94.5 million at September 30, 2017 from $43.3 million at December 31, 2016 primarily as a result of cash received in the settlement of the branch acquisition. Increased cash levels were maintained in preparation for the acquisition of Chattahoochee, which closed on October 1, 2017.

Investment Securities

The Company funded a trading account which is held in a Rabbi Trust that seeks to generate returns that will fund the cost of certain deferred compensation agreements.

The following table presents the holdings of our trading account as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)

Exchange traded mutual funds	$5,840	$5,211
	$5,840	$5,211

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

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owned $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $79,000 prior to the impairment. The Company concluded the investment to be other than temporarily impaired. As such, the financial information for the nine months ended September 30, 2017 includes other than temporary impairment of $0.7 million before tax.

The following table shows the amortized cost and fair value for our AFS investment portfolio as of the dates indicated.

	September 30,		December 31,
	2017		2016
	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities available-for-sale:

U.S. Treasury & Government Agencies	$3,500	$3,513	$14,577	$14,620
Municipal Securities	145,382	143,728	152,208	146,771
Mortgage-backed Securities - Guaranteed	163,193	162,115	162,379	160,181
Mortgage-backed Securities - Non Guaranteed	64,802	64,818	58,967	57,756
Collateralized Loan Obligations	5,564	5,565	—	—
Corporate bonds	20,505	20,869	18,354	18,359
Mutual funds	626	618	616	604
Total securities available-for-sale	$403,572	$401,226	$407,101	$398,291

AFS investment securities increased $2.9 million to $401.2 million at September 30, 2017 from $398.3 million at December 31, 2016. We continue to monitor and decrease our investment portfolio as we continue to build our loan portfolio.

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

	September 30,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$291,042	35.5%	$278,437	37.3%
Commercial	328,931	40.1	292,879	39.2
Home equity loans and lines of credit	47,687	5.8	50,334	6.7
Residential construction	20,391	2.5	18,531	2.5
Other construction and land	82,035	10.0	60,605	8.1
Commercial	44,097	5.4	41,306	5.5
Consumer	5,278	0.7	4,594	0.7
Total loans, gross	$819,461	100.0%	$746,686	100.0%

Less:
Deferred loan fees, net	(1,545)		(923)
Fair value discount	(487)		(857)
Unamortized premium	495		605
Unamortized discount	(890)		(1,150)

Total loans, net	$817,034		$744,361

Percentage of total assets	54.7%		57.6%

Net loans increased $72.7 million, or 9.8%, to $817.0 million at September 30, 2017 from $744.4 million at December 31, 2016. Most of our loan growth is concentrated in commercial real estate and other construction and land with increases of $36.1 million, or 9.2%, and $21.4 million, or 35.4%, respectively, at September 30, 2017, as compared to relative balances at December 31, 2016. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of September 30, 2017 or December 31, 2016.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
September 30, 2017
Real estate loans:
One-to-four family residential	$2,250	$616	$1,471	$4,337
Commercial	2,596	179	719	3,494
Home equity loans and lines of credit	889	47	70	1,006
Residential construction	283	—	—	283
Other construction and land	178	50	126	354
Commercial	235	—	150	385
Consumer	29	5	42	76
Total delinquent loans	$6,460	$897	$2,578	$9,935
% of total loans, net	0.79%	0.11%	0.32%	1.22%

December 31, 2016
Real estate loans:
One-to-four family residential	$4,917	$1,108	$427	$6,452
Commercial	1,382	1,800	1,638	4,820
Home equity loans and lines of credit	126	44	231	401
One- to four-family residential construction	180	—	—	180
Other construction and land	468	—	794	1,262
Commercial	368	—	—	368
Consumer	62	1	—	63
Total delinquent loans	$7,503	$2,953	$3,090	$13,546
% of total loans, net	1.01%	0.40%	0.42%	1.82%

Delinquent loans decreased $3.6 million, or 26.7%, to $9.9 million at September 30, 2017 from $13.5 million at December 31, 2016. The decrease in delinquencies was due primarily to collection efforts and the favorable resolution of several large relationships.

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

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$2,064	$1,125
Commercial	2,761	3,536
Home equity loans and lines of credit	79	250
Residential construction	—	—
Other construction and land	503	1,042
Commercial	150	41
Consumer	47	47

Total non-performing loans	5,604	6,041

REO:
One-to-four family residential	25	1,336
Commercial real estate	644	722
Other construction and land	1,768	2,168

Total foreclosed real estate	2,437	4,226

Total non-performing assets	$8,041	$10,267

Troubled debt restructurings still accruing	$9,339	$9,882

Ratios:
Non-performing loans to total loans	0.69%	0.81%
Non-performing assets to total assets	0.57%	0.79%

Non-performing loans decreased $0.4 million, or 7.2%, to $5.6 million at September 30, 2017 from $6.0 million at December 31, 2016. The decrease in non-performing loans was primarily attributable to payoffs.

REO decreased $1.8 million, or 42.3%, to $2.4 million at September 30, 2017 from $4.2 million at December 31, 2016 primarily as a result of the successful liquidation of two large properties.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Classified loans:
Substandard	$9,921	$11,126
Doubtful	—	—
Loss	—	—

Total classified loans:	9,921	11,126
As a % of total loans, net	1.21%	1.48%

Special mention	13,490	17,112

Total criticized loans	$23,411	$28,238
As a % of total loans, net	2.87%	3.79%

Total classified loans decreased $1.2 million, or 10.8%, to $9.9 million at September 30, 2017 from $11.1 million at December 31, 2016. Total criticized loans decreased $4.8 million, or 17.1%, to $23.4 million at September 30, 2017 from $28.2 million at December 31, 2016. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$9,934	$8,940	$9,305	$9,461

Charge-offs:
Real Estate:
One- to four-family residential	—	19	50	117
Commercial	105	—	193	431
Home equity loans and lines of credit	266	28	267	158
Residential construction	—	—	—	—
Other construction and land	114	44	289	481
Commercial	—	52	—	62
Consumer	18	146	42	172
Total charge-offs	503	289	841	1,421

Recoveries:
Real Estate:
One- to four-family residential	2	27	71	56
Commercial	32	170	75	172
Home equity loans and lines of credit	—	44	5	178
Residential construction	—	—	—	32
Other construction and land	9	28	76	112
Commercial	7	13	22	135
Consumer	56	71	184	279
Total recoveries	106	353	433	964

Net charge-offs (recoveries)	397	(64)	408	457

Provision for loan losses	520	100	1,160	100

Balance at end of period	$10,057	$9,104	$10,057	$9,104

Ratios:
Net charge-offs to average loans outstanding	0.20%	(0.03)%	0.07%	0.09%
Allowance to non-performing loans at period end	179.46%	127.67%	179.46%	127.67%
Allowance to total loans at period end	1.23%	1.25%	1.23%	1.25%

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans increased to 179.46% at September 30, 2017 compared to 156.03% at December 31, 2016 and 127.67% at September 30, 2016.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

One- to four-family residential	$25	$1,336
Commercial real estate	644	722
Residential construction	—	—
Other construction and land	1,768	2,168
Total	$2,437	$4,226

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$2,487	$5,413	$4,226	$5,369
Additions	465	25	702	1,621
Disposals	(515)	(747)	(2,324)	(1,791)
Writedowns	—	(67)	(167)	(575)
Balance, end of period	$2,437	$4,624	$2,437	$4,624

Real estate owned decreased $1.8 million, or 42.3%, to $2.4 million at September 30, 2017 from $4.2 million at December 31, 2016. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $4.5 million, or 23.7%, to $14.5 million at September 30, 2017 compared to $19.0 million at December 31, 2016. The decrease in net deferred tax assets is mainly attributable to reductions in our federal and state net operating losses and improvement in the net unrealized holding gains/losses on our investment securities.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	September 30, 2017		December 31, 2016
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$160,718	15.9%	$139,136	16.8%
Interest-bearing demand accounts	179,398	17.9	122,271	14.7
Money market accounts	261,901	26.1	239,387	28.8
Savings accounts	50,827	5.1	40,014	4.8
Time deposits	351,995	35.0	289,205	34.8

Total deposits	$1,004,839	100.0%	$830,013	100.0%

Core deposits increased $112.0 million, or 20.7%, to $652.8 million at September 30, 2017 from $540.8 million at December 31, 2016, including $79.6 million of core deposits assumed in the Stearns branch acquisition. Certificates of deposits increased $62.8 million, or 21.7%, to $352.0 million at September 30, 2017 from $289.2 million at December 31, 2016, primarily as the result of certificates of deposits assumed from Stearns. Core deposits remained unchanged at 65% of the Company’s deposit portfolio at September 30, 2017 and December 31, 2016.

FHLB Advances

FHLB advances decreased $65.0 million, or 21.8%, to $233.5 million at September 30, 2017 compared to $298.5 million at December 31, 2016. Funds received from the Stearns branch acquisition were used to pay off certain short-term advances as they matured. The advances had a weighted average rate of 1.21% as of September 30, 2017 compared to 0.68% at December 31, 2016. To manage our exposure to interest rate movement, we entered into two interest rate swaps on FHLB advances during 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates of the swapped advances were 0.96% and 1.31% at September 30, 2017.

Other Borrowings

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of September 30, 2017.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at September 30, 2017 and December 31, 2016 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest income and manage our exposure to interest rate movement, we entered into an interest rate swap in September 2016 on the junior subordinated notes. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate on the swapped notes was 3.86% and 3.76% at September 30, 2017 and December 31, 2016, respectively.

Equity

Total equity increased $10.5 million, or 7.9%, to $143.5 million at September 30, 2017 from $133.1 million at December 31, 2016. This increase was primarily attributable to $5.9 million of net income, $0.7 million of stock-based compensation expense, and a $4.2 million improvement in other comprehensive income partially offset by $0.3 million of share repurchases.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016.

General. Net income for the three months ended September 30, 2017 was $2.5 million compared to $1.8 million for the same period in 2016. The increase in net income for the recent quarter was primarily the result of increases in net interest income of $1.4 million, partially offset by an increase in provision for loan losses of $0.4 million and increases in noninterest expense of $0.4 million.

Net Interest Income. Net interest income increased $1.4 million for the three months ended September 30, 2017 compared to the same period in 2016. The increase in net interest income for the period was primarily the result of increases in interest and fee income on loans of $0.8 million, interest on securities of $0.9 million, and interest on interest-bearing deposits of $0.2 million. These increases in interest income were partially offset by increases in interest expense on deposits and FHLB advances of $0.1 million and $0.3 million, respectively.

The tax-equivalent net interest margin increased slightly to 3.30% for the three months ended September 30, 2017 compared to 3.29% for the same period in 2016. The increase in margin was primarily the result of increased yields on investments and loans, partially offset by increases in rates on FHLB advance.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$788,021	$9,175	4.62%	$714,665	$8,424	4.68%
Loans, tax exempt (1)	16,607	151	3.60%	16,232	152	3.72%
Investments - taxable	295,516	1,787	2.42%	248,171	1,294	2.09%
Investment tax exempt (1)	124,016	1,257	4.05%	71,323	664	3.73%
Interest earning deposits	63,262	216	1.35%	46,582	62	0.53%
Other investments, at cost	11,822	161	5.40%	10,415	132	5.03%

Total interest-earning assets	1,299,244	12,747	3.89%	1,107,388	10,728	3.84%

Noninterest-earning assets	100,731			86,098

Total assets	$1,399,975			$1,193,486

Interest-bearing liabilities:
Savings accounts	$49,146	$14	0.11%	$37,847	$12	0.13%
Time deposits	358,327	796	0.88%	304,406	745	0.97%
Money market accounts	260,804	248	0.38%	238,923	217	0.36%
Interest bearing transaction accounts	174,945	56	0.13%	115,372	33	0.11%
Total interest bearing deposits	843,222	1,114	0.52%	696,548	1,007	0.57%

FHLB advances	223,826	641	1.14%	193,826	371	0.76%
Junior subordinated debentures	14,433	140	3.85%	14,433	140	3.85%
Other borrowings	3,652	36	3.91%	2,680	29	4.29%

Total interest-bearing liabilities	1,085,133	1,931	0.71%	907,487	1,547	0.68%

Noninterest-bearing deposits	157,870			133,268

Other non interest bearing liabilities	14,667			14,627

Total liabilities	1,257,670			1,055,382
Total equity	142,305			138,104

Total liabilities and equity	$1,399,975			$1,193,486

Tax-equivalent net interest income		$10,816			$9,181

Net interest-earning assets (2)	$214,111			$199,901

Average interest-earning assets to interest-bearing liabilities	1.20%			1.22%

Tax-equivalent net interest rate spread (3)			3.19%			3.17%
Tax-equivalent net interest margin (4)			3.30%			3.29%

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

	For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$860	$(109)	$751
Loans, tax exempt (2)	4	(5)	(1)
Investment - taxable	270	223	493
Investments - tax exempt (2)	531	62	593
Interest-earning deposits	29	125	154
Other investments, at cost	19	10	29

Total interest-earning assets	1,713	306	2,019

Interest-bearing liabilities:
Savings accounts	$4	$(2)	$2
Time deposits	124	(73)	51
Money market accounts	19	12	31
Interest bearing transaction accounts	17	6	23
FHLB advances	63	207	270
Junior subordinated debentures	—	—	—
Other borrowings	10	(3)	7

Total interest-bearing liabilities	237	147	384

Change in tax-equivalent net interest income	$1,476	$159	$1,635

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate.

Net interest income before provision for loan losses increased to $10.3 million for the three months ended September 30, 2017, compared to $8.9 million for the same period in 2016. As indicated in the table above, an increase in net interest income of $1.5 million attributable to an improvement in volume was supplemented by a $0.2 million improvement in net interest income earned attributable to an improvement in rates.

The increase in tax-equivalent net interest income of $1.5 million related to volume was primarily the result of higher average loan balances which increased $73.7 million and investment balances which increased $100.0 million for the three months ended September 30, 2017 as compared to the same period in 2016. The increase in average loan and investment balances was partially offset by higher average deposit and FHLB advance balances which increased $146.7 million and $30.0 million, respectively, over the same periods. While the average deposit growth was primarily attributable to the Stearns branch acquisition, the increase in average FHLB advances was a result of a leverage strategy to fund investment purchases.

The increase in tax-equivalent net interest income of $0.2 million related to rate was primarily the result of increased yields on investments and interest bearing deposit and decreased time deposit rates, partially offset by decreased loan yields and increased FHLB advance rates.

Our tax-equivalent net interest rate spread increased to 3.19% for the three months ended September 30, 2017 compared to 3.17% for the three months ended September 30, 2016, and our tax-equivalent net interest margin increased to 3.30% for the three months ended September 30, 2017, compared to 3.29% for the three months ended September 30, 2016. The increases in our interest rate spread and margin were primarily a result of decreased rates on our interest bearing deposits and increases in investment yields.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended September 30, 2017 of $0.5 million due to loan growth compared to a $0.1 million provision for loan losses for the same period in 2016. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the overall loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Servicing income, net	$59	$72	$(13)
Mortgage banking	207	387	(180)
Gain on sale of SBA loans	290	124	166
Gain (loss) on sale of investments, net	(24)	407	(431)
Trading securities gains	138	93	45
Service charges on deposit accounts	436	370	66
Interchange fees	484	385	99
Bank owned life insurance	208	110	98
Other	215	118	97

Total	$2,013	$2,066	$(53)

The $0.2 million decrease in mortgage banking income is primarily due to reduced volume.

Gains on sales of SBA loans increased $0.2 million as a result of more SBA loans being sold during the 2017 period. We continue to focus on our SBA lending efforts.

Net gains on sales of investments decreased $0.4 million for the three months ended September 30, 2017 compared to the same period in 2016 due an increase in interest rates which provided unfavorable market conditions for sales.

Interchange fees increased $0.1 million as a result of increased core deposit accounts including approximately $79.6 million related to the Stearns acquisition in February 2017.

BOLI income increased $0.1 million for the three months ended September 30, 2017 compared to the same period in 2016 due to the purchase of $10.0 million of additional policies in September of 2016.

Other noninterest income increased $0.1 million for the three months ended September 30, 2017 compared to the same period in 2016 due primarily to income from SBIC investments.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)

Compensation and employee benefits	$4,937	$4,471	$466
Net occupancy	974	929	45
Federal deposit insurance	140	108	32
Professional and advisory	292	208	84
Data processing	390	406	(16)
Marketing and advertising	253	309	(56)
Merger-related expenses	116	107	9
Net cost of (income from) operation of REO	(121)	167	(288)
Other	1,237	1,137	100

Total noninterest expenses	$8,218	$7,842	$376

Compensation and employee benefits increased $0.5 million, or 10.4%, for the three months ended September 30, 2017 as compared to the same period in 2016. This additional expense is related to increases in our number of employees primarily as a result our Stearns branch acquisitions, annual raises, employee benefits, incentives and commissions.

Professional and advisory expenses increased $0.1 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily as the result of increased fees for tax related services and fees related to public filing requirements.

Net cost of operation of REO decreased $0.3 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily as the result of proceeds from a judgement settlement of $0.2 million.

Other noninterest expense increased $0.1 million for the three months ended September 30, 2017 compared to the same period in 2016 primarily as the result of increased interchange expenses and telephone expenses related to the Stearns branch acquisition.

Income Taxes. We recorded $1.1 million of income tax expense for the three months ended September 30, 2017 compared to $1.2 million for the same period in 2016. Our effective tax rate of 31.3% for the three months ended September 30, 2017 improved from 40.4% for the same period in 2016 primarily as the result of increased tax-exempt income related to municipal bond investments and BOLI income.

We continue to utilize unused net operating losses for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and September 30, 2016.

General. Net income increased $1.9 million to $5.9 million for the nine months ended September 30, 2017, compared to net income of $4.0 million for the nine months ended September 30, 2016. Net interest income increased $4.9 million to $30.2 million for the nine months ended September 30, 2017 compared to$25.3 million for the same period in 2016. Income tax expense decreased $0.3 million for the nine months ended September 30, 2017 compared to the same period in 2016. These increases to net income were partially offset by a provision for loan losses of $1.2 million, decreased noninterest income of $1.0 million, and increased noninterest expense of $1.2 million for the nine months ended September 30, 2017 compared to the nine months ending September 30, 2016.

Net Interest Income. Net interest income before provision for loan losses increased to $30.2 million for the nine months ended September 30, 2017, compared to $25.3 million for the same period in 2016. The increase in net interest income was primarily the result of a $2.8 million increase in interest and fees on loans and an increase of $2.7 million in interest on securities partially offset by increases in interest expense primarily due to increased interest expense on deposits and FHLB advances of $0.2 million and $0.7 million, respectively, during the nine months ended September 30, 2017 as compared to the same period in 2016.

The tax-equivalent net interest margin increased to 3.32% for the nine months ended September 30, 2017 compared to 3.28% for the same period in 2016. This increase was primarily the result of increased yields on investments combined with declines in time deposit rates, partially offset by increased rates on FHLB advances for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

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

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$765,810	$26,686	4.66%	$683,879	$23,885	4.65%
Loans, tax exempt (1)	15,906	438	3.69%	12,855	372	3.86%
Investments - taxable	301,823	5,367	2.37%	256,299	4,174	2.17%
Investment tax exempt (1)	118,008	3,609	4.08%	47,264	1,355	3.82%
Interest earning deposits	58,067	459	1.06%	39,546	152	0.51%
Other investments, at cost	12,491	478	5.12%	9,514	359	5.03%

Total interest-earning assets	1,272,105	37,037	3.89%	1,049,357	30,297	3.85%

Noninterest-earning assets	100,321			83,071

Total assets	$1,372,426			$1,132,428

Interest-bearing liabilities:
Savings accounts	$46,835	$39	0.11%	$37,077	$38	0.14%
Time deposits	349,381	2,335	0.89%	296,816	2,268	1.02%
Money market accounts	255,013	704	0.37%	221,956	548	0.33%
Interest bearing transaction accounts	159,377	149	0.12%	110,732	127	0.15%
Total interest bearing deposits	810,606	3,227	0.53%	666,581	2,981	0.60%

FHLB advances	240,551	1,713	0.95%	174,723	965	0.74%
Junior subordinated debentures	14,433	418	3.87%	14,433	394	3.64%
Other borrowings	3,165	100	4.22%	2,490	85	4.55%

Total interest-bearing liabilities	1,068,755	5,458	0.68%	858,227	4,425	0.69%

Noninterest-bearing deposits	151,174			125,120

Other non interest bearing liabilities	14,204			13,839

Total liabilities	1,234,133			997,186
Total equity	138,293			135,242

Total liabilities and equity	$1,372,426			$1,132,428

Tax-equivalent net interest income		$31,579			$25,872

Net interest-earning assets (2)	$203,350			$191,130

Average interest-earning assets to interest-bearing liabilities	119.03%			122.27%

Tax-equivalent net interest rate spread (3)			3.21%			3.16%
Tax-equivalent net interest margin (4)			3.32%			3.28%

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

	For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$2,752	$49	$2,801
Loans, tax exempt (2)	83	(17)	66
Investment - taxable	786	407	1,193
Investments - tax exempt (2)	2,156	98	2,254
Interest-earning deposits	93	214	307
Other investments, at cost	113	6	119

Total interest-earning assets	5,983	757	6,740

Interest-bearing liabilities:
Savings accounts	$9	$(8)	$1
Time deposits	375	(308)	67
Money market accounts	87	69	156
Interest bearing transaction accounts	50	(28)	22
FHLB advances	427	321	748
Junior subordinated debentures	—	24	24
Other borrowings	21	(6)	15

Total interest-bearing liabilities	$969	$64	$1,033

Change in tax-equivalent net interest income	$5,014	693	$5,707

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Net interest income before provision for loan losses increased to $30.2 million for the nine months ended September 30, 2017, compared to $25.3 million for the same period in 2016. As indicated in the table above, $5.0 million of the increase is attributable to increased volume, and the remaining $0.7 million improvement is the result of improved rates mainly for investments and interest-earning deposits.

The increase in tax-equivalent net interest income of $5.0 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $81.9 million and $70.7 million, respectively, for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in average loan and investment balances was partially offset by higher average time deposits and FHLB advance balances which increased $52.6 million and $65.8 million, respectively, over the same periods.

The increase in tax-equivalent net interest income of $0.7 million for the nine months ended September 30, 2017 compared to the same period in 2016 related to rate was primarily the result of increased rates on average taxable investments and interest-earning deposits of 20 and 55 basis points, respectively. The reduced rates on average time deposits of 13 basis points for the nine months period ending September 30, 2017 compared to the same period in 2016 was offset by an increased rate on average FHLB advances of 21 basis points for the same period.

Our tax-equivalent net interest rate spread increased by 5 basis points to 3.21% for the nine months ended September 30, 2017 compared to 3.16% for the nine months ended September 30, 2016. Our tax-equivalent net interest margin increased 4 basis points to 3.32% for the nine months ended September 30, 2017, compared to 3.28% for the nine months ended September 30, 2016. As mentioned above, the increases in our interest rate spread and margin were primarily a result of the increases in taxable loans and investment yields and reduced rates on time deposits.

Provision for Loan Losses. The Company continues to experience a low level of net charge-offs and non-performing assets. A provision for loan losses of $1.2 million was recorded for the nine month period ended September 30, 2017 to account for loan growth. A provision for loan losses of $0.1 million was recorded in the same period of 2016.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the nine month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)
Servicing income, net	$312	$263	$49
Mortgage banking	771	747	24
Gain on sale of SBA loans	436	742	(306)
Gain on sale of investments, net	19	1,105	(1,086)
Gain on trading securities	445	271	174
Other than temporary impairment on AFS securities	(700)	—	(700)
Service charges on deposit accounts	1,239	1,151	88
Interchange fees	1,374	1,109	265
Bank owned life insurance	603	311	292
Other	527	341	186

Total	$5,026	$6,040	$(1,014)

Gain on sale of SBA loans decreased $0.3 million for the nine months ended September 30, 2017, compared to the same period in 2016 as a result of fewer SBA loans being originated and sold during the 2017 period. We continue to focus on our SBA lending efforts.

Net gains on sales of investments decreased $1.1 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to an increase in interest rates which provided for unfavorable market conditions for sales.

Gain on trading securities increased $0.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to increases in market valuation.

Interchange fees increased $0.3 million for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to the Old Town Bank acquisition in April of 2016 and the Stearns branch acquisition in February of 2017.

BOLI income increased $0.3 million for the nine months ended September 30, 2017, compared to the same period in 2016, due to the purchase of $10.0 million of additional policies in the third quarter of 2016.

Other noninterest income increased $0.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily as a result of miscellaneous loan related income and income from SBIC investments.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(Dollars in thousands)

Compensation and employee benefits	$14,859	$12,738	$2,121
Net occupancy	2,851	2,580	271
Marketing and advertising	727	811	(84)
Federal deposit insurance	379	468	(89)
Professional and advisory	929	713	216
Data processing	1,215	1,157	58
Merger-related expenses	972	2,023	(1,051)
Net cost of operation of real estate owned	94	663	(569)
Other	3,666	3,281	385

Total noninterest expenses	$25,692	$24,434	$1,258

Compensation and employee benefits increased $2.1 million, or 16.7%, for the nine months ended September 30, 2017 as compared to the same period in 2016. This additional expense is related to increases in our number of employees primarily as a result of the Old Town Bank acquisition in April 2016 and the Stearns branch acquisition in February 2017, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.3 million for the nine months ended September 30, 2017, compared to the same period in 2016 primarily as a result of the Old Town Bank acquisition in April 2016 and the Stearns branch acquisition in February 2017.

FDIC deposit insurance decreased $0.1 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 as a result of a reduction in our assessment rates due to an improving risk profile.

Professional and advisory expense increased $0.2 million for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to increased tax compliance and expenses related to public reporting requirements.

Merger-related expenses decreased $1.1 million for the nine months ended September 30, 2017, compared to the same period in 2016. The 2016 merger expenses include a core processor termination fee related to the Old Town acquisition.

Net cost of operation of real estate owned decreased $0.6 million for the nine months ended September 30, 2017, compared to the same period in 2016 as the result of reduced levels of real estate owned and continued stabilization of property values.

Other noninterest expense increased $0.4 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily as the result of increases in debit card expense and interchange fees of $0.1 million and telecommunications expense of $0.1 million related to the Old Town Bank acquisition in April 2016 and the Stearns branch acquisition in February 2017, and an increase in loan related expenses of $0.1 million.

Income Taxes. We recorded a $2.5 million income tax expense for the nine months ended September 30, 2017 compared to $2.8 million tax expense for the nine months ended September 30, 2016. Our effective tax rate of 29.6% for the nine months ended September 30, 2017, compared to 40.6% for the respective period in 2016, improved primarily as the result of increased tax-exempt income related to municipal bond investments and BOLI income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2017.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At September 30, 2017, cash and cash equivalents totaled $94.5 million. Included in this total was $65.9 million held at FRB and $2.2 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(35,718)	$(38,402)
Proceeds from loans originated for sale	36,548	39,811

Investing activities:
Purchases of investments	$(127,989)	$(152,034)
Maturities and principal repayments of investments	35,009	28,514
Sales of investments	92,316	115,328
Net increase in loans	(71,578)	(40,859)
Net cash received in branch acquisition	146,750	—
Proceeds from sale of real estate owned	1,475	1,973
Purchase of fixed assets	(594)	(295)
Purchase of bank owned life insurance	—	(10,000)
Purchase of SBIC Holdings, at cost	(1,435)	(652)
Purchase of other investments, at cost	(425)	(2,048)
Redemption of other investments, at cost	3,053	—
Net cash paid in business combinations		(5,912)

Financing activities:
Net increase in deposits	$19,384	$30,880
Proceeds from FHLB advances	808,501	445,100
Repayment of FHLB advances	(873,501)	(399,125)
Purchase of common stock	(320)	(1,390)

At September 30, 2017, we had $38.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $114.9 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of September 30, 2017.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB, the FRB discount window, and a revolving credit loan facility with NexBank SSB. The following summarizes our borrowing capacity as of September 30, 2017:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$247,316	$233,500	$13,816
Unpledged Marketable Securities	400,610	161,416	239,194
Fed funds lines	15,000	—	15,000
FRB	47,530	—	47,530
NexBank	15,000	5,000	10,000
	$725,456	$399,916	$325,540

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at September 30, 2017 and December 31, 2016.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Tier 1 Leverage Capital	$140,153	10.12%	$55,400	>4%	$69,250	>5%
Common Equity Tier 1 Capital	$140,153	14.36%	$56,104	>5.75%	$63,422	>6.5%
Tier 1 Risk-based Capital	$140,153	14.36%	$70,740	>7.25%	$78,058	>8%
Total Risk-based Capital	$150,310	15.40%	$90,254	>9.25%	$97,572	>10%

As of December 31, 2016:
Tier 1 Leverage Capital	$138,402	11.06%	$50,034	>4%	$62,542	>5%
Common Equity Tier 1 Capital	$138,402	16.33%	$38,150	>5.125%	$55,106	>6.5%
Tier 1 Risk-based Capital	$138,402	16.33%	$50,867	>6.625%	$67,823	>8%
Total Risk-based Capital	$147,807	17.43%	$67,823	>8.625%	$84,778	>10%

(1)	As of September 30, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.
73

The following table summarizes the required and actual capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Tier I Leverage Capital	$143,631	10.36%	$55,433	>4%
Common Equity Tier 1 Capital	$130,527	13.37%	$56,152	>5.75%
Tier I Risk-based Capital	$143,631	14.71%	$70,800	>7.25%
Total Risk Based Capital	$153,788	15.75%	$90,331	>9.25%

As of December 31, 2016:
Tier I Leverage Capital	$141,013	11.28%	$50,220	>4%
Common Equity Tier 1 Capital	$130,079	15.33%	$38,188	>5.125%
Tier I Risk-based Capital	$141,013	16.62%	$50,918	>6.625%
Total Risk Based Capital	$150,418	17.72%	$67,891	>8.625%

(1)	As of September 30, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.
74

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

	September 30, 2017		December 31, 2016
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(5.7)	(6.2)	(9.2)	(15.2)
+300	(3.8)	(4.8)	(6.6)	(11.7)
+200	(2.1)	(3.6)	(4.2)	(7.9)
+100	(1.0)	(2.4)	(2.1)	(4.7)
—	—	—	—	—
-100	(2.0)	5.2	(1.7)	8.7

The results from the rate shock analysis on NII are consistent with having a slightly liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liabilities will increase at a faster pace than assets. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 2.1% decrease in NII as of September 30, 2017 as compared to a 4.2% decrease in NII as of December 31, 2016, suggesting that there is a slight cost for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased from December 31, 2016 to September 30, 2017. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 3.6% decrease in EVE as of September 30, 2017 as compared to a 7.9% decrease in EVE as of December 31, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material pending legal proceedings. In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended September 30, 2017.

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

The table below sets forth information regarding the Company’s common stock repurchases during the nine months ended September 30, 3017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	222,750
February 1, 2017 to February 28, 2017	—	$—	—	222,750
March 1, 2017 to March 31, 2017	13,000	$23.12	13,000	209,750
April 1, 2017 to June 30, 2017	—	$—	—	209,750
July 1, 2017 to September 30, 2017	—	$—	—	209,750
Total year-to-date 2017	13,000	$23.12	13,000	209,750

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

2.2	Agreement and Plan of Merger and Reorganization, dated June 26, 2017, by and among Entegra Financial Corp., Entegra Bank and Chattahoochee Bank of Georgia, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-k, filed with the SEC on June 27, 2017 (SEC File No. 001-35302).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Amended and Restated Bylaws of Entegra Financial Corp. incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on September 1, 2017 (SEC File No. 001-35302).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

Exhibit No.	Description

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015. (SEC File No. 001-35302).*

10.11	Tax Benefits Preservation Plan, dated as of November 16, 2015, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

10.12	Macon Bank, Inc. Long-Term Capital Appreciation Plan, as amended and restated, dated December 15, 2004, incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.13	First Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated December 10, 2008, incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.14	Second Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated March 16, 2011, incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.15	Third Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 26, 2015, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*   Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	Entegra Financial Corp.
(Registrant)

	By:	/s/ David A. Bright
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
82