Form 10-K
period 2017-12-31
Entegra Financial Corp.
filed 2018-03-16
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2017

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $141.9 million. On March 9, 2018, 6,888,415 shares of the issuer’s common stock (no par value), were issued and outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2018.	Part III (Portions of Items 10-14)

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
1

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

Entegra Bank is a North Carolina chartered commercial bank founded in 1922. Our business consists primarily of accepting deposits from individuals and small businesses and investing those deposits, together with funds generated from operations and borrowings, primarily in loans secured by real estate, including commercial real estate loans, one-to-four family residential loans, construction loans, and home equity loans and lines of credit. We also originate commercial business loans and invest in investment securities. Through our mortgage loan production operations we originate loans for sale in the secondary markets to Fannie Mae and others, generally retaining the servicing rights in order to generate servicing income, supplement our core deposits with escrow deposits and maintain relationships with local borrowers. We offer a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts.

The Bank has one wholly-owned subsidiary, Entegra Services, Inc., which holds investment securities. The subsidiary had no assets as of December 31, 2017.

Market Area

The Bank was organized as a mutual savings and loan association, or “thrift,” for the primary purpose of promoting home ownership through mortgage lending, financed by locally gathered deposits. Surviving the Great Depression of the 1930’s, we remained a single-office bank until we opened a second office in downtown Murphy, North Carolina in 1981. Between 1993 and 2002, we added eight more branches in North Carolina, including a second office in Franklin, one in each of Highlands, Brevard, Sylva, Cashiers and Arden, and two in Hendersonville. In 2007, we opened two more branches in Columbus and Saluda, North Carolina. During 2015, we opened a branch in Greenville, South Carolina and acquired two branches in Anderson and Chesnee, South Carolina. In 2016, we acquired a branch and a loan production office in Waynesville and Asheville, North Carolina, respectively and opened a loan production office in Clemson, South Carolina. In February 2017, we acquired two branches in Jasper, Georgia and in October 2017 acquired a branch and loan production office in Gainesville and Duluth, Georgia, respectively.

As of December 31, 2017, we had 18 branches and three loan production offices located throughout the western North Carolina counties of Buncombe, Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania, the Upstate South Carolina counties of Anderson, Greenville, Pickens, and Spartanburg, and the northern Georgia counties of Gwinnett, Hall and Pickens which we consider our primary market area. We also regularly extend loans to customers located in neighboring counties, including Clay, Rutherford and Swain in North Carolina; Fannin, Rabun, Towns and Union in Georgia; and Cherokee and Oconee, in South Carolina, which we consider our secondary market area.

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

Our primary market area in northern Georgia includes one of the 50 fastest growing metro areas in the U.S., is home to more than 300 manufacturing and processing companies and is known as the business hub for northeast Georgia. Located at the foothills of the Blue Ridge Mountains, Gainesville is the 19th largest city in the state while Jasper is known as the Marble Capital of Georgia.

Unemployment data is one of the most significant indicators of the economic health in our market areas and is monitored by management on a regular basis. As reflected in the table below, the unemployment rate in each of the counties in our primary market area was elevated subsequent to the Great Recession, but have significantly improved since 2013.

	Unemployment Rate (1)
	December 31,
County	2017	2016	2015	2014	2013
North Carolina:
Macon	4.4%	5.1%	5.6%	7.3%	11.1%
Henderson	3.8	4.1	4.0	4.9	7.2
Haywood	3.9	4.5	4.7	5.0	6.2
Jackson	4.6	5.1	4.7	5.8	9.6
Polk	4.2	4.4	4.0	4.6	7.8
Transylvania	4.4	4.9	5.6	6.6	10.1
Cherokee	5.4	5.4	7.2	9.0	12.8
Buncome	3.4	3.8	3.9	4.0	4.8

South Carolina:
Anderson	3.9	3.7	4.6	5.8	5.5
Greenville	3.6	3.5	4.3	5.2	4.9
Spartanburg	3.9	3.8	4.9	6.0	6.0

Georgia:
Gwinnett	3.8	4.6	4.7	5.2	6.0
Hall	3.5	4.2	4.4	4.9	5.9
Pickens	3.9	4.7	4.8	5.5	7.1

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

Market Share

As of June 30, 2017, the most recent date for which market data is available, total deposits in the Bank’s North Carolina primary market area, Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania counties, were over $5.5 billion. At June 30, 2017, our deposits represented 14.4% of the market ranking us second in deposit market share within our North Carolina primary market area.

As of June 30, 2017, total deposits in the Bank’s South Carolina primary market area, Anderson, Greenville, and Spartanburg counties, were over $19.6 billion. As of June 30, 2017, our $64.9 million of deposits held at South Carolina branches represented less than 1.0% of total deposits in this market.

As of June 30, 2017, total deposits in the Bank’s northern Georgia primary market area of Pickens county, were over $0.9 million. At June 30, 2017, our deposits represented 21.48% of the market ranking us second in deposit market share within our northern Georgia primary market area.

Employees

At December 31, 2017, we had a total of 272 employees, of which 257 were full-time and 15 were part-time, all of whom were compensated by the Bank. None of our employees are represented by a collective bargaining unit, and we have not recently experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.

Acquisition Activities

During the year ended December 31, 2017, we continued to successfully execute our key strategic initiatives. Building on our acquisition of two South Carolina branches from Arthur State Bank in December, 2015, we completed our first whole bank acquisition in the second quarter of 2016 when we acquired Old Town Bank of Waynesville, North Carolina. In February 2017, we acquired two branches in Jasper, Georgia from another financial institution followed by a whole bank acquisition, Chattahoochee Bank of Georgia in Gainesville, Georgia, in October 2017.

Lending Activities

Our primary lending activities are the origination of commercial real estate loans, one-to-four family residential mortgage loans, other construction and land loans, commercial business loans and home equity loans and lines of credit. Our largest category of loans is commercial real estate followed by one-to-four family, and other construction and land loans. At December 31, 2017, our top 25 relationships represented a lending exposure of $167.0 million with the largest single relationship totaling $16.8 million. These loans are primarily for commercial business purposes and collateralized by real estate, primarily commercial, and construction and land development loans.

Commercial Real Estate Loans. At December 31, 2017, $453.7 million, or 45.0% of our loan portfolio consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily comprise business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 80% of the appraised value or purchase price of the property. We base our decision to lend primarily on the economic viability of the property and the credit-worthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a preferred ratio of 1.25x), computed after deduction for an appropriate vacancy factor and reasonable expenses. Individuals owning 20% or more of the business and/or real estate are generally required to sign the note as co-borrowers or provide personal guarantees. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Almost all of our commercial real estate loans are generated internally by our loan officers.

One-to–Four Family Residential Mortgage Loans. At December 31, 2017, $304.1 million, or 30.1% of our loan portfolio consisted of one-to-four family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. We generally sell 30-year fixed rate loans in the secondary market.

Our one-to-four family residential mortgage loans originated for sale are underwritten according to Fannie Mae underwriting guidelines. We refer to loans that conform to such guidelines as “conforming loans.” We originate both fixed and adjustable rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which increased from $417,000 in 2016 to $424,100 in 2017 for single-family homes. Loans in excess of the maximum conforming loan limit (referred to as “jumbo loans”) may be originated for retention in our loan portfolio. We generally underwrite jumbo loans in the same manner as conforming loans.

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

Home Equity Loans and Lines of Credit. At December 31, 2017, $50.0 million, or 4.9% of our loan portfolio, consisted of home equity loans and lines of credit. In addition to traditional one-to-four family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit are currently originated with fixed or adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences is 70% when combined with the principal balance of the existing mortgage loan. We require appraisals or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral.

Commercial Loans. At December 31, 2017, $56.9 million, or 5.6% of our loan portfolio, consisted of commercial loans. We make various types of secured and unsecured commercial loans to customers in our market areas in order to provide customers with working capital and for other general business purposes. The terms of these loans generally range from less than one year to a maximum of 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index. We seek to originate loans to small to medium sized businesses with principal balances between $150,000 and $750,000; however, we also originate government-guaranteed Small Business Administration, or SBA, loans with higher balances with the intent of selling the guaranteed portion into the secondary market. From time to time, we also purchase the guaranteed portion of SBA loans in the secondary market to supplement our commercial loan originations.

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

One-to-Four Family Residential Construction, Other Construction and Land, and Consumer Loans. At December 31, 2017, $37.1 million, or 3.7% of our loan portfolio consisted of one-to-four family residential construction loans. Other construction and land loans comprised $101.4 million, or 10.1% of our loan portfolio. Consumer loans totaled $5.7 million, or 0.6% of our loan portfolio, and included automobile and other consumer loans. We make construction loans to owner-occupiers of residential properties, and to businesses for commercial properties. In the past, we made loans to developers for speculative residential construction; however, following the recession we have limited our speculative construction lending. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-value ratio based on the appraised value upon completion. Repayment of construction loans on non-residential properties is normally attributable to rental income, income from the borrower’s operating entity or the sale of the property. Repayment of loans on income-producing property is normally scheduled following completion of construction, when permanent financing is obtained. We typically provide permanent mortgage financing on our construction loans for income-producing property. Construction loans are interest-only during the construction period, which typically does not exceed 12 months, and convert to permanent, fully-amortizing financing following the completion of construction.

Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

At December 31, 2017, our largest other construction and land loan had a principal balance of $5.0 million and was secured by a first mortgage on single family residential real estate, as well as additional residential building lots. At December 31, 2017, this loan was performing in accordance with its terms.

Loan Originations, Purchases, Sales, Participations and Servicing. All residential loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard Fannie Mae underwriting guidelines, as applicable. We originate both adjustable rate and fixed rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our one-to-four family residential mortgage loans are originated by our loan officers.

Historically, we have sold most of our 15-year and longer residential loans to Fannie Mae or non-government purchasers. During the years ended December 31, 2017, 2016, and 2015, we sold $43.0 million, $34.5 million, and $29.0 million, respectively, of conforming residential loans, primarily with terms of 15 years and longer. We sell our loans with the servicing rights retained on residential mortgage loans, and have no immediate plans to change this practice.

At December 31, 2017, we were servicing residential loans owned by third parties with an aggregate principal balance of $240.6 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for performing these servicing activities.

At December 31, 2017, we were servicing SBA loans having a gross loan amount of $39.7 million, of which the unguaranteed portion of $9.9 million has been retained by us and the guaranteed portion of $29.8 million has been sold in the secondary market.

At December 31, 2017, we were servicing commercial loan participations having a gross loan amount of $32.0 million, of which $25.5 million was retained by us and $6.5 million was owned by our co-participants.

From time to time, we have participated in loans originated by other financial institutions that service and remit payments to us. At December 31, 2017, the unpaid balance of these loans was $22.7 million.

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

Our policies and loan approval limits are established by the Bank Board. Loans in amounts up to individual loan authority limits set annually by management and the Bank Board can be approved by designated individual officers or officers acting together pursuant to our loan policy. Relationships in excess of these amounts require the approval of the Officers Loan Committee, Executive Loan Committee, or Directors Loan Committee within the authority limits set by the Bank Board. The Bank Board may approve loans up to the internal loans-to-one-borrower policy limit of $16.0 million, which is below the Bank’s regulatory loans-to-one-borrower limit of $22.1 million as of December 31, 2017.

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

Investments

The Bank’s Asset/Liability Management Committee (“ALCO”) is primarily responsible, subject to the ultimate approval of the Bank Board, for implementing our investment policy. The general investment strategies are developed and authorized by the ALCO Committee, which includes several members of the Bank Board. The ALCO Committee is responsible for the execution of specific investment actions by our Chief Financial Officer, Chief Accounting Officer or Chief Executive Officer, for all sales, purchases, or trades executed in the investment portfolio. All our investment transactions are periodically reported to the ALCO Committee. The investment policy is reviewed annually by the ALCO Committee. The overall objectives of our investment policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management.

Our current investment policy permits investments that meet certain quality guidelines in direct U.S. Government obligations and securities, U.S. Government agencies, municipal securities, mortgage-backed securities, collateralized mortgage and loan obligations, corporate issues, certain commercial paper, agency structured notes, trust preferred securities, subordinated debt, and bank owned life insurance. We only hold securities classified as “trading” in a Rabbi Trust established to generate returns that will fund the cost of certain deferred compensation agreements. In accordance with Accounting Standards Codification (“ASC”) Topic 802-10-35-01 investment securities “available-for-sale” are recorded at fair value on a recurring basis and investment securities “held-to-maturity” are held at amortized cost. Fair value measurement is based upon quoted prices of like or similar securities, if available, and these securities are classified as Level 1 or Level 2. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are classified as Level 3.

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

Borrowings. Our borrowings consist of advances from the FHLB of Atlanta and a holding company line of credit with a correspondent bank. At December 31, 2017, FHLB advances totaled $223.5 million, or 15.6% of total liabilities. At December 31, 2017, the Company had unused borrowing capacity with the FHLB of $13.9 million based on collateral pledged at that date. The Company had total additional credit availability with FHLB of $202.2 million as of December 31, 2017 if additional collateral was pledged. Advances from the FHLB of Atlanta are secured by our investment in the common stock of the FHLB of Atlanta, securities in our investment portfolio, and approved loans in our one-to-four family residential and commercial loan portfolios. The Company had drawn $5.0 million on the $15.0 million revolving line of credit as of December 31, 2017. The line of credit is secured by the stock of the Bank.

Recent Development

As of December 31, 2017, the Company had a tax liability of $5.7 million related to the Company’s acquisition of Chattahoochee Bank of Georgia (“Chattahoochee”) in October 2017, which was not otherwise presented in the Company’s earnings release filed with the SEC on January 18, 2018 (the “January Earnings Release”). As a consequence, goodwill increased $5.7 million to $23.9 million, income taxes receivable which is included in other assets decreased $1.4 million, and net tax liabilities which is included in other liabilities increased $4.3 million. Tangible book value per share decreased to $17.90 from $18.72. The Company continues to evaluate potential courses of action with respect to the incurrence of this tax liability.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a brief description of certain regulatory requirements that are or will be applicable to us. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on us. Supervision, regulation and examination by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of banks and bank holding companies. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. We cannot predict whether, or in what form, any proposed statute or regulation will be adopted or the extent to which our business or the business of the Bank may be affected by such statute or regulation.

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

The BHCA prohibits Entegra from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits Entegra from engaging in, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in, a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

State and federal law restricts the amount of voting stock of a bank or bank holding company that a person may acquire without prior regulatory approval. Pursuant to North Carolina law, no person may directly or indirectly purchase or acquire voting stock of any bank or bank holding company which would result in the change in control of that bank or bank holding company unless the North Carolina Commissioner of Banks (“Commissioner”) approves the proposed acquisition. Under North Carolina law, a person will be deemed to have acquired “control” of a bank or bank holding company if the person directly or indirectly (i) owns, controls or has power to vote 10% or more of the voting stock of the bank or bank holding company, or (ii) otherwise possesses the power to direct or cause the direction of the management and policy of the bank or bank holding company. As a result of Entegra’s ownership of the Bank, Entegra is also registered under the bank holding company laws of North Carolina, and as such is subject to the regulation and supervision of the Commissioner.

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

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $1.0 billion or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 9.25%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common shareholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. The remainder (“tier 2 capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of tier 1 capital to average total consolidated assets of at least 3.0% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a tier 1 capital (leverage) ratio of at least 4.0%.

In July 2013, the Federal Reserve approved a new rule in implementation of the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. See “Capital Adequacy Requirements Applicable to the Bank” below.

The Company exceeded all applicable minimum capital adequacy guidelines as of December 31, 2017.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”) with extensive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission (“SEC”) under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of our Board about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

We could remain an “emerging growth company” for up to five years, (October 1, 2019), or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Bank Regulation

General. The Bank is a North Carolina chartered commercial bank. Its deposits are insured through the FDIC’s deposit insurance fund, and it is subject to supervision and examination by and the regulations and reporting requirements of the Commissioner and the FDIC.

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

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed during January 2017.

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

Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established under applicable federal laws and regulations. In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. Under the FDIC’s risk-based capital measure, the minimum ratio (total risk-based capital ratio) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 9.25%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (tier 1 capital). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (tier 2 capital). At December 31, 2017, the Bank’s total risk- based capital ratio and tier 1 risk-based capital ratio were 12.88% and 11.92%, respectively, each was well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “tier 1 leverage capital ratio”) of tier 1 capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “tangible leverage ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2017, the Bank’s tier 1 leverage capital ratio was 8.79%, which was well above the FDIC’s minimum leverage capital guidelines.

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

The new rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0% (unchanged from prior rules); and (iv) a tier 1 leverage ratio of 4.0% for all institutions. The new rules eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The new rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity tier 1 capital and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%; (ii) a tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. At December 31, 2017, all of the Company’s and Bank’s capital ratios were well above the capital guidelines.

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by NC law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any single borrower outstanding at one time and not fully secured by readily marketable collateral may exceed 15% of the Bank’s capital, as used in the calculation of its risk-based capital ratios, plus those portions of the Bank’s allowance for credit losses, deferred tax assets, and intangible assets that are excluded from the Bank’s capital or the amount permitted for national banks. At December 31, 2017, this limit was $22.1 million. For loans and extensions of credit that are fully secured by readily marketable collateral this limit is increased by an additional 10% of the Bank’s capital or the amount permitted for national banks.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “– Prompt Corrective Action,” below. As of December 31, 2017, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

FHLB System. The FHLB System provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta. At December 31, 2017, the Bank was in compliance with these requirements.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, all insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2017, the Bank met these reserve requirements.

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

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered commercial bank that (i) has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 8.0% or greater, a common equity tier 1 risk-based ratio of 6.5% or greater, and a leverage capital ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is deemed to be “well capitalized.” A bank with a total risk-based capital ratio of 9.25% or greater, a tier 1 risk-based capital ratio of 7.25% or greater, a common equity tier 1 risk-based ratio of 5.75% or greater, and a leverage capital ratio of 4.0% or greater (or 3.0% or greater in the case of an institution with the highest examination rating), is considered to be “adequately capitalized.” A bank that has a total risk-based capital ratio of less than 9.25%, a tier 1 risk-based capital ratio of less than 7.25%, or a leverage capital ratio of less than 4.0% (or 3.0% in the case of an institution with the highest examination rating), is considered to be “undercapitalized.” A bank that has a total risk-based capital ratio of less than 6.0%, a tier 1 risk-based capital ratio of less than 3.0%, a common equity tier 1 risk-based ratio of less than 4.5%, or a leverage capital ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a ratio of tangible equity capital to assets equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as tier 1 capital for purposes of the risk-based capital standards (see “Capital Adequacy Requirements Applicable to the Bank” above), plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with certain exceptions). A bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC is given authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law.

As of December 31, 2017, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Restrictions on Distributions. A North Carolina chartered commercial bank may not make distributions that reduce its capital below its applicable required capital, i.e., if after making such distribution, the bank would become, or if it already is, “undercapitalized. In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for its liquidation account.

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

Under NC law, if the Commissioner determines, after notice and hearing, that supervisory control of the bank is necessary to protect the bank’s customers, creditors, or the general public, the Commissioner may issue an order taking supervisory control of the bank.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax was payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses could, in general, offset no more than 90% of alternative minimum taxable income. The Tax Reform and Jobs Act of 2017 (the “Tax Reform”) repealed the alternative minimum tax since the corporate federal tax rate was reduced to 21%. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years or may be refundable. At December 31, 2017, the Company had an alternative minimum tax credit carryforward of approximately $0.7 million.

Net Operating Loss Carryovers. Prior to the Tax Reform, generally a financial institution could carry back federal net operating losses to the preceding two taxable years and carry forward to the succeeding 20 taxable years. The newly enacted Tax Reform allows net operating losses generated in 2017 and earlier to offset up to 100% of taxable income. Net operating losses generated in tax years after December 31, 2017, and later can offset up to 80% of taxable income. Generally, there the Tax Reform repeals carryback and provides for an unlimited carryforward of net operating losses generated in tax years after 2017. At December 31, 2017, the Company had a $16.7 million net operating loss carryforward for federal income tax purposes and a $24.1 million net operating loss carryforward for North Carolina income tax purposes. See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Net Deferred Tax Assets”.

Corporate Dividends. The Company is able to exclude from its income 100% of the dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

The State of North Carolina imposes an income tax on income measured substantially the same as federally taxable income, except that U.S. Government interest is not fully taxable. During the third quarter of 2013, North Carolina reduced its corporate income tax rate from 6.9% to 6.0% effective January 1, 2014, and to 5.0% effective January 1, 2015. The rate was further reduced to 4.0% for the 2016 tax year, to 3.0% effective January 1, 2017 and in the second quarter of 2017 was reduced to 2.5% effective January 1, 2019. Our state income tax returns have not been audited in the most recent five-year period. Under North Carolina law, we are also subject to an annual franchise tax at a rate of 0.15% of equity. The maximum annual franchise tax payable by the holding company is $150,000. There is no comparable maximum franchise tax for the Bank.

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

Item 1A. Risk Factors

We may not be able to utilize all of our deferred tax asset. As of December 31, 2017, we had a net deferred tax asset of $8.8 million. Our ability to use our deferred tax asset is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is adjusted accordingly.

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

Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition. In connection with any acquisitions, as required by accounting principles generally accepted in the United States (“GAAP”), we will record assets acquired and liabilities assumed at their fair value, and, as such, acquisitions may result in us recording intangible assets, including deposit intangibles and goodwill. We will perform a goodwill valuation at least annually to test for goodwill impairment by comparing the fair value of our reporting unit with its carrying value. Adverse conditions in its business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our reporting unit and may trigger impairment losses, which could be materially adverse to our results of operations, financial condition and stock price.

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

Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected. We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to our expenses and represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $10.9 million at December 31, 2017, as compared to $9.3 million as of December 31, 2016. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, which have been elevated in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies review our allowance for loan losses during their periodic examinations, and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. Any such increases may have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

Our commercial real estate loans generally carry greater credit risk than one-to-four family residential mortgage loans. At December 31, 2017, we had commercial real estate loans of $453.7 million, or 45.0% of total loans. These types of loans generally have higher risk-adjusted returns and shorter maturities than one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans can be negatively impacted by adverse conditions in the real estate market or the local economy. If loans that are collateralized by commercial real estate become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Our concentration of construction financing may expose us to a greater risk of loss and hurt our earnings and profitability. At December 31, 2017, we had other construction and land loans of $101.4 million, or 10.1% of total loans, and one-to-four family residential construction loans of $37.1 million, or 3.7% of total loans outstanding, to finance construction and land development. These loans are dependent on the successful completion of the projects they finance.

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

Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We offer different types of commercial loans to a variety of small- to medium-sized businesses, and intend to increase our commercial business loan portfolio in the future. The types of commercial loans offered are business lines of credit and term equipment financing. Our commercial business loans are primarily underwritten based on the cash flow of the borrowers and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. As of December 31, 2017, our commercial business loans totaled $56.9 million, or 5.6% of our total loan portfolio.

Our level of home equity loans and lines of credit lending may expose us to increased credit risk. At December 31, 2017, we had home equity loans and lines of credit of $50.0 million, or 4.9% of total loans. Home equity loans and lines of credit typically involve a greater degree of risk than one-to-four family residential mortgage loans. Equity line lending allows customer to access an amount up to his or her line of credit limit for the term specified in their agreement. At the expiration of the term of an equity line, a customer may have the entire principal balance outstanding as opposed to a one-to-four family residential mortgage loan where the principal is disbursed entirely at closing and amortizes throughout the term of the loan. We cannot predict when and to what extent our customers will access their equity lines. While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

We continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values. We foreclose on and take title to real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of our operations is referred to as “real estate owned” or “REO.” At December 31, 2017, we had REO with an aggregate book value of $2.6 million. We obtain appraisals prior to taking title to real estate and periodically thereafter. However, in the event of deterioration in real estate prices in our market areas, there can be no assurance that such valuations will reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we cannot assure investors that the losses associated with REO will not exceed the estimated amounts, which would adversely affect future results of our operations.

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

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business. A significant portion of our loan portfolio is secured by real estate. As of December 31, 2017, 93.8% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our results of operations, financial condition and the value of our common stock could be adversely affected.

Concentration of collateral in our primary market area may increase the risk of increased non-performing assets. Our primary lending market area consists of: western North Carolina counties of Buncombe, Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania; Upstate South Carolina counties of Anderson, Greenville, Pickens and Spartanburg; and northern Georgia counties of Gwinnett, Hall and Pickens. At December 31, 2017, approximately $722.3 million, or 71.9%, of our loans were secured by real estate located within our primary area. A decline in real estate values in our primary market area would lower the value of the collateral securing loans on properties in this area, and may increase our level of non-performing assets.

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

We rely on the mortgage secondary market for some of our liquidity. In 2017, we sold 36.9% of the mortgage loans we originated in the secondary markets to Fannie Mae and others. We rely on Fannie Mae and others to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and other agencies. The exact effects of any such reforms are not yet known, but they may limit our ability to sell conforming loans to Fannie Mae and others. If we are unable to continue to sell conforming loans to these agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.

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

Our stock-based benefit plan will increase our costs, which will reduce our income. We have adopted a stock-based benefit plan through which we can award participants shares of our common stock (at no cost to them), options to purchase shares of our common stock and/or other equity-based compensation. Currently, a total of 654,637 shares of common stock have been reserved for issuance under the plan. Should our shareholders authorize an increase, in the future we may grant additional shares of common stock and stock options in excess of these amounts if an additional stock-based benefit plan is adopted in the future. The stock options and shares of restricted stock granted under our stock-based benefit plan are expensed by us over their vesting period at the fair market value of the shares on the date they are awarded. Accordingly, further grants made under the plan will increase our costs, which will reduce our net income.

The implementation of stock-based benefit plans may dilute your ownership interest. We have adopted a stock-based benefit plan through which we can award participants shares of our common stock (at no cost to them), options to purchase shares of our common stock and/or other equity-based compensation. The stock-based benefit plans may be funded through either open market purchases of shares of common stock and/or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund these plans will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance If we do not repurchase shares of common stock to fund these plans, then shareholders would experience a reduction in their ownership interest.

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

Financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations. In 2010, Congress enacted the Dodd-Frank Act. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although many of these regulations have been promulgated, many additional regulations are expected to be issued in 2018 and thereafter.

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

The fair value of our investments could decline. As of December 31, 2017, all of our investment portfolio was designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We operate from our corporate headquarters and, as of December 31, 2017, 18 branches located in our primary market area within western North Carolina, Upstate South Carolina, and northern Georgia. The net book value of our premises, land and equipment was $24.1 million at December 31, 2017. The following table sets forth information with respect to our full-service banking offices and other locations as of December 31, 2017.

Banking Center	Location	Year Established	Owned/ Leased	Deposits at December 31, 2017 (in thousands)
Franklin Main	50 West Main Street, Franklin, NC	1922	Owned	$218,948
Murphy	12 Peachtree Street, Murphy, NC	1981	Owned	54,480
Franklin Holly Springs Plaza	30 Hyatt Road, Franklin, NC	1993	Owned	49,850
Highlands	473 Carolina Way, Highlands, NC	1995	Owned	50,583
Sylva	498 East Main Street, Sylva, NC	1999	Owned	49,881
Hendersonville—Laurel Park	640 North Main Street, Hendersonville, NC	1996	Owned	69,649
Brevard Branch	2260 Asheville Highway, Brevard, NC	1997	Owned	52,508
Hendersonville—Eastside	1617 Spartanburg Highway, Hendersonville, NC	1997	Leased	32,434
Cashiers Branch	500 U.S. Highway 64, Cashiers, NC	2002	Owned	45,770
Columbus Branch	160 W. Mill Street, Columbus, NC	2007	Owned	47,995
Saluda	108 East Main Street, Saluda, NC	2007	Leased	26,961
Waynesville (1)	2045 S. Main Street, Waynesville, NC	2016	Owned	60,271
Greenville	501 Roper Mountain Road, Greenville, SC	2015	Owned	15,516
Anderson (2)	602 North Main Street, Anderson, SC	2015	Owned	23,634
Chesnee (2)	110 South Alabama Avenue, Chesnee, SC	2015	Owned	36,776
Jasper Main (3)	100 Mark Whitfield St, Jasper, GA	2017	Owned	155,083
Jasper Ingles (3)	1449 W Church St, Jasper, GA	2017	Leased	1,554
Gainesville (4)	643 EE Buter Parkway, Gainesville, GA	2017	Owned	170,284
				$1,162,177
Other offices
Corporate Office and Operations	14 One Center Court, Franklin, NC	2004	Owned	N/A
Mortgage Processing Office	3640 East 1st Street, Suite 202, Blue Ridge, GA	2013	Leased	N/A
Loan Production Office	133 Thomas Green Blvd., Suite 200, Clemson, SC	2016	Leased	N/A
Loan Production Office (1)	1200 Ridgefield Blvd., Suite 258, Asheville, NC	2016	Leased	N/A
Loan Production Office (4)	6340 Sugarloaf Parkway, Duluth, GA	2017	Leased	N/A

(1) - Acquired on April 1, 2016.
(2) - Acquired on December 11, 2015.
(3) - Acquired on April 1, 2017.
(4) - Acquired on October 1, 2017.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Market under the symbol “ENFC.” The common stock was issued at a price of $10.00 per share in connection with the mutual to stock conversion and the initial public offering of our common stock. The common stock commenced trading on the Nasdaq Global Market on October 1, 2014. As of the close of business on March 9, 2018, there were 6,888,415 shares of common stock outstanding held by approximately 429 holders of record.

The following table sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Market for the periods indicated.

	High	Low
2017
First quarter	$24.10	$20.30
Second quarter	24.25	22.75
Third quarter	25.00	22.20
Fourth quarter	30.55	25.00

2016
First quarter	$18.91	$16.24
Second quarter	17.83	17.16
Third quarter	18.43	17.40
Fourth quarter	20.60	18.00

The Company did not declare any dividends to its shareholders during the years ended December 31, 2017 or 2016. See Item 1, “Business—Supervision and Regulation,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

	Cumulative Total Return (1)
	10/1/2014 (2)	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Entegra Financial Corp. (ENFC)	$100	$144	$194	$206	$293
NASDAQ Composite Index	100	107	113	122	156
KBW NASDAQ Bank Index	100	105	103	130	151

(1)	Total return includes reinvestment of dividends.
(2)	Date of initial public offering.

The graph and table compare our cumulative total shareholders return on our common stock with the NASDAQ Composite Index and the NASDAQ Bank Index. Returns are calculated on a total return basis, assuming the reinvestment of dividends and assuming that $100 was originally invested on October 1, 2014, the first day our common stock was traded.

The following sets forth information regarding our common stock repurchases during the fourth quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 to October 31, 2017	—	$—	—	209,750
November 1, 2017 to November 30, 2017	—	—	—	209,750
December 1, 2017 to December 31, 2017	—	—	—	209,750
Total	—	$—	—	209,750

(1) – On January 28, 2016, we announced the authorization to repurchase up to 327,318 shares of our common stock through January 27, 2017. On February 24, 2017, we announced the extension of the stock repurchase program through February 23, 2018.

(2) - Approximately 117,568 shares were repurchased under the stock repurchase program. The program expired on February 23, 2018 and no additional shares may be repurchased under the program.

The following table sets forth certain information regarding shares issuable upon exercise of outstanding options and rights under equity compensation plans, and shares remaining available for future issuance under equity compensation plans, in each case as of December 31, 2017.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders			38,295
Stock Options	433,300	$19.11
Restricted Stock Units	125,200	—
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	558,500	$14.83	38,295
33

Item 6. Selected Financial Data

The following tables should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data,” below.

(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Selected Financial Condition Data:
Total assets	$1,581,449	$1,292,877	$1,031,416	$903,648	$784,893
Cash and cash equivalents	109,467	43,294	40,650	58,982	34,281
Investment securities	348,958	403,502	284,740	249,144	176,472
Loans receivable, net	994,252	735,056	614,611	529,407	507,623
Bank owned life insurance	32,150	31,347	20,858	20,417	19,961
Real estate owned	2,568	4,226	5,369	4,425	10,506
Deposits	1,162,177	830,013	716,617	703,117	684,226
FHLB advances	223,500	298,500	153,500	60,000	40,000
Junior subordinated debt	14,433	14,433	14,433	14,433	14,433
Total equity	151,313	133,068	131,469	107,319	32,518

Selected Operating Data:
Interest income	$50,529	$40,520	$33,144	$32,445	$31,451
Interest expense	7,684	6,032	5,723	6,573	6,988
Net interest income	42,845	34,488	27,421	25,872	24,463

Provision for loan losses	1,897	274	(1,500)	33	4,358
Net interest income after provision for loan losses	40,948	34,214	28,921	25,839	20,105

Noninterest income	5,957	7,846	5,795	6,079	6,134
Noninterest expense	36,798	32,189	27,630	23,767	26,179
Income before income tax expense (benefit)	10,107	9,871	7,086	8,151	60
Income tax expense (benefit)	7,528	3,495	(16,739)	2,208	475
Net income (loss)	$2,579	$6,376	$23,825	$5,943	$(415)
34

(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.18%	0.55%	2.51%	0.71%	(0.05)%
Return on average equity (1)	1.82	4.71	19.78	10.39	(1.02)
Tax equivalent net interest rate spread	3.25	3.16	2.96	3.19	3.33
Tax equivalent net interest margin	3.36	3.28	3.11	3.32	3.43
Efficiency ratio (2)	75.40	76.04	83.18	74.42	85.59
Noninterest expense to average total assets	2.58	2.76	2.91	2.85	3.37
Average interest-earning assets to average interest-bearing liabilities	120.19	121.77	123.99	115.89	110.47
Tangible equity to tangible assets (3)(6)	7.95	10.08	12.64	11.88	4.14
Average equity to average assets	9.98	11.63	12.71	6.85	5.21

Asset Quality Ratios:
Non-performing loans to total loans (4)	0.48%	0.81%	1.17%	3.10%	2.99%
Non-performing assets to total assets (5)	0.47	0.79	1.23	2.35	3.33
Allowance for loan losses to non-performing loans	227.86	154.03	129.96	65.98	91.19
Allowance for loan losses to total loans	1.08	1.25	1.52	2.05	2.73
Net charge-offs to average loans	0.04	0.06	0.02	0.60	0.93
Loan loss provision/ net charge-offs	602.22	63.72	(1,351.35)	1.03	87.49

Capital Ratios (Bank level only):
Total capital (to risk-weighted assets)	12.88%	17.43%	19.34%	21.15%	11.97%
Tier I capital (to risk-weighted assets)	11.92	16.33	18.07	19.89	10.70
Common Equity Tier 1 capital (to risk-weighted assets)	11.92	16.33	18.07	N/A	N/A
Tier I capital (to average assets)	8.79	11.06	12.05	11.91	7.02

Capital Ratios (Company):
Total capital (to risk-weighted assets)	12.72%	17.72%	22.04%	24.50%	11.79%
Tier I capital (to risk-weighted assets)	11.76	16.62	20.78	23.24	10.52
Common Equity Tier 1 capital (to risk-weighted assets)	10.57	15.33	19.55	N/A	N/A
Tier I capital (to average assets)	8.68	11.28	13.85	13.94	6.90

Per Share Data:
Earnings per share - basic	$0.39	$0.98	$3.64	$0.91	N/A
Earnings per share - diluted	0.39	0.98	3.64	0.91	N/A
Cash dividends declared	—	—	—	—	N/A
Book value at end of year	22.00	20.57	20.08	16.39	N/A
Tangible book value at end of year (6)	17.90	20.10	19.88	16.39	N/A

Other Data:
Number of offices	18	15	14	11	11
Full time equivalent employees	272	239	213	187	185

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
(6)-Non-GAAP measure, see page 38 for a reconciliation of GAAP to non-GAAP measures.
35

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Entegra Financial Corp. was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from the mutual to stock form of organization. Prior to the completion of the conversion, Entegra Financial Corp. did not engage in any significant activities other than organizational activities. On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of Entegra Financial Corp. Also on September 30, 2014, Entegra Financial Corp. completed the initial public offering of its common stock. In this Discussion and Analysis section, terms such as “we,” “us,” “our” and the “Company” refer to Entegra Financial Corp.

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

RECONCILIATION OF NON-GAAP MEASURES

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Core Net Interest Income
Net Interest income (GAAP)	$42,845	$34,488	$27,421	$25,872	$24,463
One-time deferred interest and discounts	—	—	—	(1,125)	—
Core net interest income (Non-GAAP)	$42,845	$34,488	$27,421	$24,747	$24,463

Core Noninterest Expense
Noninterest expense (GAAP)	$36,798	$32,189	$27,630	$23,767	$26,179
FHLB prepayment penalty	—	(118)	(1,762)	—	—
Merger-related expenses	(3,086)	(2,197)	(329)	—	—
Core noninterest expense (Non-GAAP)	$33,712	$29,874	$25,539	$23,767	$26,179

Core Net Income (Loss)
Net income (loss) (GAAP)	$2,579	$6,376	$23,825	$5,943	$(415)
One-time deferred interest and discounts	—	—	—	(1,125)	—
Negative provision for loan losses	—	—	(1,500)	—	—
FHLB prepayment penalty	—	77	1,762	—	—
Loss (gain) on sale of investments	716	(790)	(403)	(657)	—
Other than temporary impairment of investment securities available for sale	492	—	—	76	—
Merger-related expenses	2,006	1,428	329	—	—
Deferred tax asset revaluation due to new enacted tax rate of 21%	4,854	—	—	—	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	—	—	(19,285)	48	454
Core net income (Non-GAAP)	$10,647	$7,091	$4,728	$4,285	$39

Core Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.39	$0.98	$3.64	$0.91	N/A
One-time deferred interest and discounts	—	—	—	(0.17)	N/A
Negative provision for loan losses	—	—	(0.23)	—	N/A
FHLB prepayment penalty	—	0.01	0.27	—	N/A
Loss (gain) on sale of investments	0.11	(0.13)	(0.06)	(0.10)	—
Other than temporary impairment of investment securities available for sale	0.07	—	—	0.01	—
Merger-related expenses	0.30	0.22	0.05	—	N/A
Deferred tax asset revaluation due to new enacted tax rate of 21%	0.73	—	—	—	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	—	—	(2.95)	—	N/A
Core earnings per share (Non-GAAP)	$1.60	$1.08	$0.72	$0.65	N/A

Core Return on Average Assets
Return on Average Assets (GAAP)	0.18%	0.55%	2.51%	0.71%	-0.05%
Effect to adjust for one-time deferred interest and discounts	—	—	—	(0.13)	—
Effect to adjust for negative provision for loan losses	—	—	(0.16)	—	—
Effect to adjust for FHLB prepayment penalty	—	0.01	0.18	—	—
Effect to adjust for loss (gain) on sale of investment securities available for sale	0.05	(0.07)	(0.01)	(0.08)	—
Effect to adjust for other than temporary impairment of investment securities available for sale	0.03	—	—	—	—
Effect to adjust for merger-related expenses	0.14	0.12	0.03	0.01	—
Effect to adjust for deferred tax asset revaluation due to new enacted tax rate of 21%	0.35	—	—	—	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	—	—	(2.05)	—	0.05
Core Return on Average Assets (Non-GAAP)	0.75%	0.61%	0.50%	0.51%	0.00%

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)

Core Return on Tangible Average Equity (2)
Return on Average Equity (GAAP)	1.82%	4.71%	19.78%	10.39%	-1.02%
Effect to adjust for one-time deferred interest and discounts	—	—	—	(1.97)	—
Effect to adjust for negative provision for loan losses	—	—	(1.24)	—	—
Effect to adjust for FHLB prepayment penalty	—	0.06	1.46	—	—
Effect to adjust for loss (gain) on sale of investment securities available for sale	0.50	(0.58)	(0.03)	(0.11)	—
Effect to adjust for other than temporary impairment of investment securities available for sale	0.35	—	—	0.01	—
Effect to adjust for merger-related expenses	1.41	1.05	0.27	—	—
Effect to adjust for deferred tax asset revaluation due to new enacted tax rate of 21%	3.42	—	—	—	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	—	—	(16.13)	(0.44)	1.12
Effect to goodwill and intangibles	0.68	0.10	(0.17)	(0.39)	—
Core Return on Average Equity (Non-GAAP)	8.18%	5.34%	3.94%	7.49%	-1.02%

Core Efficiency Ratio
Efficiency ratio (GAAP)	75.40%	76.04%	83.18%	74.44%	85.59%
Effect to adjust for one-time deferred interest and discounts	—	—	—	2.71	—
Effect to adjust for FHLB prepayment penalty	—	(0.28)	(5.30)	—	—
Effect to adjust for loss (gain) on sale of investment securities available for sale	(2.21)	2.08	0.86	1.70	—
Effect to adjust for other than temporary impairment of investment securities available for sale	(1.53)	—	—	(0.01)	—
Effect to adjust for merger-related expenses	(5.12)	(5.19)	(0.99)	—	—
Core Efficiency Ratio (Non-GAAP)	66.54%	72.65%	77.75%	78.84%	85.59%

Tangible Book Value Per Share
Book Value (GAAP)	$151,313	$133,068	$131,469	$107,319	N/A
Goodwill and intangibles	(28,172)	(3,044)	(1,301)	—	N/A
Book Value (Tangible)	123,141	130,024	130,168	107,319	N/A
Outstanding shares	6,879,191	6,467,550	6,546,375	6,546,375	N/A
Tangible Book Value Per Share	$17.90	$20.10	$19.88	$16.39	N/A

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

Recent Development

As of December 31, 2017, the Company had a tax liability of $5.7 million related to the Company’s acquisition of Chattahoochee Bank of Georgia (“Chattahoochee”) in October 2017, which was not otherwise presented in the Company’s earnings release filed with the SEC on January 18, 2018 (the “January Earnings Release”). As a consequence, goodwill increased $5.7 million to $23.9 million, income taxes receivable which is included in other assets decreased $1.4 million, and net tax liabilities which is included in other liabilities increased $4.3 million. Tangible book value per share decreased to $17.90 from $18.72. The Company continues to evaluate potential courses of action with respect to the incurrence of this tax liability.

Overview

We are a bank holding company with assets of $1.58 billion at December 31, 2017. We provide a full range of financial services through 18 full-service banking offices located in the western North Carolina counties of Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania, the Upstate South Carolina counties of Anderson, Greenville and Spartanburg, and the Northern Georgia counties of Pickens and Hall. We also operate loan production offices in Asheville, North Carolina, Clemson, South Carolina, and Duluth, Georgia. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

During the year ended December 31, 2017, we continued to successfully execute our key strategic initiatives. Building on our acquisition of two South Carolina branches from Arthur State Bank in December, 2015, we completed our first whole bank acquisition in the second quarter of 2016 when we acquired Old Town Bank of Waynesville, North Carolina. In February 2017, we acquired two branches in Jasper, Georgia from another financial institution followed by a whole bank acquisition, Chattahoochee Bank of Georgia (“Chattahoochee”) in Gainesville, Georgia, in October 2017.

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

Strategic Plan

We continue to execute on our strategic plan which includes the following key components:

•	Building a franchise that will provide above-average shareholder returns;
•	Seeking acquisition opportunities that have reasonable earn-back periods and are accretive to return on equity while minimizing book value dilution;
•	Building long-term franchise value by diversifying into high growth markets geographically contiguous to our current markets;
•	Building deposits in rural markets; and
•	Maximizing our capital leverage through organic and acquired asset growth.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

Acquisition Activities. We account for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets purchased exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

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

Comparison of Financial Condition at December 31, 2017 and 2016

Total assets increased $288.6 million, or 22.3%, to $1.58 billion at December 31, 2017 from $1.29 billion at December 31, 2016 as we continued to leverage our capital through acquisitions and organic growth.

Total liabilities increased $270.3 million, or 23.3%, to $1.4 billion at December 31, 2017 from $1.2 billion at December 31, 2016, due primarily to the $332.2 million increase in deposits primarily as the result of deposits assumed in the purchase of two branches from Stearns Bank, NA (“Stearns”) and the acquisition of Chattahoochee. The deposit increases were slightly offset by a $75.0 million repayment of FHLB advances.

Total equity increased $18.2 million, or 13.7%, to $151.3 million at December 31, 2017 from $133.1 million at December 31, 2016. This increase was primarily attributable to the issuance of approximately 396,000 shares valued at $9.9 million in connection with the Chattahoochee acquisition, $2.6 million of net income, $0.9 million of stock-based compensation expense, and a $5.4 million after tax improvement in the market value of investment securities, partially offset by $0.5 million of share repurchases.

Cash and Cash Equivalents

Total cash and cash equivalents increased $66.1 million to $109.5 million at December 31, 2017 from $43.3 million at December 31, 2016 primarily as a result of cash received from the sale of approximately $45.0 million of securities classified as available-for-sale in December 2017. We continue to hold adequate levels of liquid and short-term assets.

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

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Real estate loans:
One- to four-family residential	$304,107	30.1%	$278,437	37.3%	$248,633	39.7%	$227,209	41.8%	$225,520	43.1%
Commercial	453,725	45.0	292,879	29.0	214,413	28.7	179,435	33.0	155,633	29.7
Home equity loans and lines of credit	49,877	4.9	50,334	5.0	53,446	7.2	56,561	10.4	56,836	10.9
Residential construction	37,108	3.7	18,531	1.8	7,848	1.1	7,823	1.4	8,952	1.7
Other construction and land	101,447	10.0	60,605	8.1	57,316	9.1	50,298	9.3	64,927	12.4
Commercial	56,939	5.6	41,306	4.1	41,046	5.5	19,135	3.5	8,285	1.6
Consumer	5,700	0.7	4,594	0.6	3,639	0.5	3,200	0.6	3,654	0.7
Total loans, gross	1,008,903	100%	746,686	86%	626,341	92%	543,661	100%	523,807	100%

Less: Net deferred loan fees	(1,431)		(923)		(1,388)		(1,695)		(1,933)
Fair value discount	(2,012)		(857)		(72)		—		—
Unamortized premium	389		605		557		—		—
Unamortized discount	(710)		(1,150)		(1,366)		(1,487)		—
Total loans, net	$1,005,139		$744,361		$624,072		$540,479		$521,874
Percentage of total assets	63.6%		57.6%		60.5%		59.8%		66.5%

In mid-2007, as economic conditions began to deteriorate, management recognized the need to reduce our concentration in higher risk loans, especially other construction and land development loans. Since then we first reduced, and have subsequently monitored the concentration in other construction and land loans. As of December 31, 2017, other construction and land loans had fallen to 10.0% of total loans, compared to 12.4% as of December 31, 2012. Reductions have been achieved through payoffs of maturing loans, controlled loan originations, and foreclosure of non-performing loans. The increase in the 2017 levels of other construction and land loans from 2016 is primarily the result of the Chattahoochee acquisition. The amount of commercial real estate loans as a percentage of total loans continues to increase as we continue to shift our lending focus to these loan types as we develop stronger commercial relationships in all of our markets. The increase in commercial real estate loans to 45.0% as of December 31, 2017 compared to 29.0% at December 31, 2016 is primarily the result of the Chattahoochee acquisition.

During 2014, we began to experience moderate growth in loan demand within our primary market area which has continued through 2017. During 2017, net loans increased $260.8 million, or 35.0%, to $1.0 billion at December 31, 2017 compared to $744.4 million at December 31, 2016, positively impacted by the Chattahoochee acquisition which accounted for $159.0 million of loans.

Our loan growth has also been enhanced by our new loan production offices in Clemson, SC and Asheville, NC and the hiring of additional commercial lenders. We believe that economic conditions in our primary market area are strong and that improving conditions are contributing to an increase in loan demand.

Included in loans receivable and other borrowings at December 31, 2017 are $3.6 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

As of December 31, 2017, our largest lending relationship was with a local commercial real estate property developer located in our primary market area. As of December 31, 2017, the borrower had outstanding principal loan balances of $14.2 million. The loans are collateralized primarily by commercial real estate and were performing as of December 31, 2017. The next nine largest lending relationships accounted for 20 loans and had an aggregate principal loan balance of $80.2 million as of December 31, 2017. All of the loans within these nine relationships were performing as of December 31, 2017.

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

	December 31, 2017
(Dollars in thousands)	One year or less	Over one year to five years	Over five years	Total
Real estate loans:
One- to four-family residential	$13,383	$26,139	$263,462	$302,984
Commercial	130,881	76,633	243,515	451,029
Home equity loans and lines of credit	7,153	13,638	29,170	49,961
Residential construction	13,859	3,330	19,955	37,144
Other construction and land	26,004	17,399	57,765	101,168
Commercial	19,848	15,196	22,032	57,076
Consumer	681	3,815	1,281	5,777
Total loans, gross	$211,809	$156,150	$637,180	$1,005,139

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

The following table sets forth the dollar amount of all loans at December 31, 2017 that have contractual maturities after December 31, 2017 and have either fixed interest rates or floating or adjustable interest rates.

	December 31, 2017
(Dollars in thousands)	Fixed	Floating or adjustable	Total
Real estate loans:
One- to four-family residential	$150,427	$152,557	$302,984
Commercial	276,275	174,754	451,029
Home equity loans and lines of credit	20,670	29,291	49,961
Residential construction	12,962	24,182	37,144
Other construction and land	57,007	44,161	101,168
Commercial	34,222	22,854	57,076
Consumer	5,400	377	5,777
Total	$556,963	$448,176	$1,005,139

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

The following table sets forth certain information with respect to our loan portfolio gross balances of delinquencies at the dates indicated. We had no loans past due 90 days or more that are still accruing interest at December 31, 2017.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At December 31, 2017
Real estate loans:
One- to four-family residential	$3,957	$599	$565	$5,121
Commercial	2,094	325	701	3,120
Home equity loans and lines of credit	307	27	120	454
One- to four-family residential construction	501	—	—	501
Other construction and land	1,711	20	96	1,827
Commercial	487	1	91	579
Consumer	27	25	9	61
Total loans	$9,084	$997	$1,582	$11,663
% of total loans, gross	0.90%	0.10%	0.16%	1.16%

At December 31, 2016
Real estate loans:
One- to four-family residential	$4,931	$1,116	$554	$6,601
Commercial	1,383	1,800	1,681	4,864
Home equity loans and lines of credit	126	44	233	403
One- to four-family residential construction	180	—	—	180
Other construction and land	467	—	919	1,386
Commercial	368	—	—	368
Consumer	62	1	—	63
Total loans	$7,517	$2,961	$3,387	$13,865
% of total loans, gross	1.01%	0.40%	0.45%	1.86%

At December 31, 2015
Real estate loans:
One- to four-family residential	$5,610	$1,260	$1,205	$8,075
Commercial	1,585	—	605	2,190
Home equity loans and lines of credit	369	38	322	729
One- to four-family residential construction	—	—	—	—
Other construction and land	208	397	138	743
Commercial	625	—	—	625
Consumer	12	4	—	16
Total loans	$8,409	$1,699	$2,270	$12,378
% of total loans, gross	1.35%	0.27%	0.36%	1.98%

At December 31, 2014
Real estate loans:
One- to four-family residential	$6,298	$448	$2,669	$9,415
Commercial	2,136	909	1,006	4,051
Home equity loans and lines of credit	557	528	759	1,844
One- to four-family residential construction	—	—	65	65
Other construction and land	1,530	964	473	2,967
Commercial	—	22	—	22
Consumer	247	4	1	252
Total loans	$10,768	$2,875	$4,973	$18,616
% of total loans, gross	1.99%	0.53%	0.92%	3.44%

At December 31, 2013
Real estate loans:
One- to four-family residential	$5,539	$669	$2,587	$8,795
Commercial	4,746	53	722	5,521
Home equity loans and lines of credit	313	29	350	692
One- to four-family residential construction	120	—	—	120
Other construction and land	499	185	970	1,654
Commercial	—	35	—	35
Consumer	18	9	—	27
Total loans	$11,235	$980	$4,629	$16,844
% of total loans, gross	2.15%	0.19%	0.89%	3.23%
45

Total delinquencies as a percentage of loans have decreased from 3.23% at December 31, 2013 to 1.16% at December 31, 2017, representing a decrease of 64.1% over the period. Loans past due 90 days and over and on non-accrual have experienced a greater decline, decreasing from 0.89% at December 31, 2012, to 0.16% at December 31, 2017, a decrease of 82.0% over the period. The decrease in delinquencies is consistent with the improving economic health of our primary market area.

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

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,421	$1,125	$2,893	$5,661	$2,794
Commercial	2,666	3,536	3,628	7,011	10,212
Home equity loans and lines of credit	120	250	320	1,347	350
Residential construction	—	—	—	65	—
Other construction and land	464	1,042	384	2,679	2,068
Commercial	95	41	55	15	190
Consumer	12	47	—	2	13

Total non-performing loans	4,778	6,041	7,280	16,780	15,627

REO:
One- to four-family residential	288	1,336	1,384	220	1,076
Commercial	544	722	1,123	774	2,988
Residential construction	—	—	—	—	210
Other construction and land	1,736	2,168	2,862	3,431	6,232

Total foreclosed real estate	2,568	4,226	5,369	4,425	10,506

Total non-performing assets	$7,346	$10,267	$12,649	$21,205	$26,133

Troubled debt restructurings still accruing	$8,952	$9,882	$11,206	$18,760	$23,015

Ratios:
Non-performing loans to total loans	0.47%	0.81%	1.17%	3.10%	2.99%
Non-performing assets to total assets	0.46%	0.79%	1.23%	2.35%	3.33%

Non-performing loans as a percentage of total loans decreased from 2.99% at December 31, 2013, to 0.47% at December 31, 2017, representing a decrease of 84.3% over the period. Similarly, non-performing assets as a percentage of total assets decreased from 3.33% at December 31, 2013, to 0.46% at December 31, 2017, representing a decrease of 86.2% over the period. This decrease in non-performing loans and non-performing assets is due to a combination of the improving economy and the Bank’s successful resolution and disposal of non-performing loans and non-performing assets by means of restructure, foreclosure, deed in lieu of foreclosure and short sales for less than the amount of the indebtedness, in which cases the deficiency is charged-off.

Non-performing loans decreased $1.3 million, or 20.9%, to $4.8 million at December 31, 2017 compared to $6.0 million at December 31, 2016. This decrease in non-performing loans is attributable to loan payoffs, transfers to REO, charge-offs, and the return of loans to accrual status upon the determination that ultimate collectability of all amounts contractually due is not in doubt.

REO decreased $1.7 million, or 39.2%, to $2.6 million at December 31, 2017 from $4.2 million at December 31, 2016. Most of the transfers to REO during 2017 were one-to-four family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO and have had moderate success in liquidating the properties. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

The following table presents our TDRs by accrual status as of the dates indicated.

	December 31,
(Dollars in thousands)	2017	2016
TDRs still accruing interest	$8,952	$9,882
TDRs not accruing interest	1,808	2,782
Total TDRs	$10,760	$12,664

As noted in the above table, the majority of our borrowers with restructured loans have been able to comply with the revised payment terms for at least six consecutive months, resulting in their respective loans being restored to accrual status.

The following table presents details of TDRs made in each of the periods indicated:

Year Ended December 31,	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
2017	Forgiveness of principal	1	$242	$166

2016	None	0	$—	$—

2015	Forgiveness of principal	1	$1,988	$1,693
	Extended payment terms	1	833	833
	Total	2	$2,821	$2,526

During 2017, we continued to be proactive in working with borrowers to identify potential issues and restructure certain loans to prevent future losses.

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

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Classified loans:
Substandard	$9,503	$12,353	$19,196	$31,205	$47,019
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	9,503	12,353	19,196	31,205	47,019
As a % of total loans	0.94%	1.65%	3.08%	5.77%	9.01%

Special mention	12,725	17,158	19,195	31,283	37,670

Total criticized loans	$22,228	$29,511	$38,391	$62,488	$84,689
As a % of total loans	2.20%	3.95%	6.15%	11.56%	16.23%

Total classified loans decreased $2.9 million, or 23.1%, to $9.5 million at December 31, 2017 from $12.4 million at December 31, 2016. Total criticized loans decreased $7.3 million, or 24.7%, to $22.2 million at December 31, 2017 from $29.5 million at December 31, 2016. The reductions since 2013 reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources toward monitoring and resolving classified and criticized loans.

Management continuously monitors non-performing, classified and past due loans to identify any deterioration in the condition of these loans. As of December 31, 2017, we had not identified any potential problem loans that we did not already classify as non-performing.

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

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans

•	Collateral values

•	Loan concentrations

•	Economic conditions – including unemployment rates, home sales, and a regional economic index.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table presents the activity in and balances of our allowance for loan losses as of and for the periods indicated:

	As of or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$9,305	$9,461	$11,072	$14,251	$14,874

Charge-offs:
Real Estate:
One- to four-family residential	93	133	536	702	1,283
Commercial	193	431	52	2,415	2,209
Home equity loans and lines of credit	268	158	540	598	760
One- to four-family residential construction	—	—	—	—	193
Other construction and land	289	560	137	566	1,512
Commercial	68	63	9	133	17
Consumer	60	201	48	140	675
Total charge-offs	971	1,546	1,322	4,554	6,649

Recoveries:
Real Estate:
One- to four-family residential	118	77	259	193	433
Commercial	75	173	168	364	125
Home equity loans and lines of credit	6	224	104	41	22
One- to four-family residential construction	—	32	3	—	111
Other construction and land	148	130	342	218	539
Commercial	25	144	32	163	31
Consumer	284	336	303	363	407
Total recoveries	656	1,116	1,211	1,342	1,668

Net charge-offs	315	430	111	3,212	4,981

Provision for loan losses	1,897	274	(1,500)	33	4,358

Balance at end of period	$10,887	$9,305	$9,461	$11,072	$14,251

Ratios:
Net charge-offs to average loans outstanding	0.04%	0.06%	0.02%	0.60%	0.93%
Allowance to non-performing loans at period end	227.86%	154.03%	129.96%	65.98%	91.19%
Allowance to total loans at period end	1.08%	1.25%	1.52%	2.05%	2.73%

As indicated in the above table, our net charge-offs to average loans have declined from 0.93% for the year ended December 31, 2013, to 0.04% for the year ended December 31, 2017, representing a decrease of 95.7% over the period. The reduction in net charge-offs is attributable to the continued improvement in quality of our loan portfolio and the continued collection of payments on loans previously charged-off.

Our nonperforming loan coverage ratio has continued to increase since 2013. The increase in our coverage ratio is mainly attributable to the reduction in nonperforming loans of $10.8 million, or 69.4%, to $4.8 million at December 31, 2017 from $15.6 million at December 31, 2013.

Our allowance as a percentage of total loans decreased to 1.08% at December 31, 2017 from 1.25% at December 31, 2016 primarily as the result of the increase in loans related to the Chattahoochee acquisition. The historical loss rates used in our allowance for loan losses calculation continue to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. The remaining fair value discount on acquired loans was $2.0 million as of December 31, 2017.

Allocation of Allowance for Loan Losses

The table below summarizes the allowance for loan losses balance and percent of total loans by loan category.

	December 31,
	2017		2016		2015		2014		2013
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$4,018	30.1%	$2,812	37.2%	$2,455	39.7%	$2,983	41.8%	$3,693	43.1%
Commercial	4,364	45.0	3,979	39.3	3,221	34.2	2,717	33.0	4,360	29.7
Home equity loans and lines of credit	616	4.9	677	6.7	1,097	8.5	1,333	10.4	1,580	10.9
Residential construction	303	3.7	185	2.5	278	1.3	510	1.4	501	1.7
Other construction and land	1,025	10.1	848	8.0	1,400	9.1	2,936	9.3	3,516	12.4
Commercial business	503	5.6	599	5.6	603	6.6	308	3.5	336	1.6
Consumer	58	0.6	205	0.7	407	0.6	285	0.6	265	0.7
Total	$10,887	100%	$9,305	100%	$9,461	100%	$11,072	100%	$14,251	100%

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

The table below summarizes balances, charge-offs, and specific allowances related to impaired loans as of the dates indicated.

As of December 31,	Recorded Balance	Unpaid Principal Balance	Partial Charge-Offs	Specific Allowance	% of Specific Allowance & Partial Charge-off to Unpaid Principal Balance
	(Dollars in thousands)
2017
Loans without a valuation allowance	$7,200	$9,601	$2,401	$—	25.0%
Loans with a valuation allowance	4,434	4,434	—	322	7.3
Total	$11,634	$14,035	$2,401	$322	19.4%

2016
Loans without a valuation allowance	$9,770	$11,672	$1,902	$—	16.3%
Loans with a valuation allowance	4,536	4,536	—	584	12.9
Total	$14,306	$16,208	$1,902	$584	15.3%

As indicated in the above table, during the periods presented, we have consistently maintained between 15.0% and 20.0% of impaired loans in a reserve, either through a direct charge-off or in a specific reserve included as part of the allowance for loan losses. The total dollar amount of impaired loans decreased $2.7 million, or 18.7%, to $11.6 million at December 31, 2017 compared to $14.3 million at December 31, 2016. The decrease in impaired loans is attributable to loan payoffs, transfers to REO, charge-offs, and the return of loans to non-impaired status upon changes to borrowers’ status that ultimate collectability of all amounts contractually due is not in doubt.

Real Estate Owned (“REO”)

The tables below summarize the balances and activity in REO as of the dates and for the periods indicated.

	As of December 31,
	2017	2016
	(Dollars in thousands)
One- to four-family residential	$288	$1,336
Commercial real estate	544	722
Residential construction	—	—
Other construction and land	1,736	2,168
Total	$2,568	$4,226

	For the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of year	$4,226	$5,369
Additions	958	748
Disposals	(2,324)	(2,159)
Writedowns	(292)	(655)
Other - acquired	—	923
Balance, end of year	$2,568	$4,226

As indicated in the above table, the balance in REO has decreased by $1.7 million, or 39.2%, to $2.6 million at December 31, 2017 from a balance of $4.2 million at December 31, 2016. We continue to have success in liquidating the properties. We continue to write-down REO as needed and maintain focus on aggressively disposing of our remaining properties.

As of December 31, 2017, our REO property with the largest balance of $1.2 million consisted of approximately 10 acres of commercial land with frontage on US Highway 441 in Franklin, North Carolina. The land is located in close proximity to our corporate office. The property was acquired in September 2009 and currently is under contract.

Investment Securities

The Company has a trading account which is held in a Rabbi Trust and seeks to generate returns to offset the costs of certain deferred compensation agreements.

The following table presents the holdings of our trading account as of December 31 for the periods indicated:

	2017	2016
	(Dollars in thousands)
Exchange traded mutual funds	$6,095	$5,211
52

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

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owned $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $0.1 million prior to the impairment. The Company concluded the investment to be other than temporarily impaired. As such, the financial information for the year ended December 31, 2017 includes other than temporary impairment (“OTTI”) of $0.7 million before tax.

The Company sold approximately $45.0 million of tax exempt municipal securities in December 2017, realizing a loss of $1.1 million, in response to the Tax Cuts and Jobs Act of 2017. One tax exempt municipal security that had been identified for sale was not sold until January 2018 resulting in OTTI of $0.1 million based on the established fair value.

Available-for-sale securities are carried at fair value. The following table shows the amortized cost and fair value for our available-for-sale investment portfolio at the dates indicated.

	December 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury & Government Agencies	$19,519	$19,518	$14,577	$14,621
Municipal Securities	94,259	94,863	152,208	146,771
Mortgage-backed Securities - Guaranteed	141,301	139,760	162,379	160,181
Mortgage-backed Securities - Non Guaranteed	63,279	63,275	58,967	57,756
Collateralized Loan Obligations	5,555	5,539	—	—
Corporate bonds	18,925	19,291	18,354	18,358
Mutual funds	629	617	616	604
	$343,467	$342,863	$407,101	$398,291

Available-for-sale investment securities decreased $55.4 million, or 13.9%, to $342.9 million at December 31, 2017 from $398.3 million at December 31, 2016. We continue to look for opportunities to re-deploy funds from investments securities to higher yielding loans.

In prior years, the Company reclassified certain municipal securities from available-for-sale to held-to-maturity. The difference between the book values and fair values at the date of the transfer continued to be reported in a separate component of accumulated other comprehensive income (loss), and were amortized into income over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a premium. Concurrently, the revised book values of the transferred securities (represented by the market value on the date of transfer) were amortizing back to their par values over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of a discount. All held-to-maturity securities were reclassified as available-for-sale and carried at fair value during 2016. At the time of the transfer the remaining unamortized amount in AOCI was offset by the remaining discount of the revised book values.

As indicated in the table below, the number and dollar amount of securities in an unrealized loss position for more than 12 consecutive months increased between December 31, 2016 and December 31, 2017. We believe that this increase in the number of securities in an unrealized loss position is due entirely to increases in interest rates from the time that many of these securities were originally purchased over the past few years. We regularly review our investment portfolio for OTTI, and other than the two securities disclosed above, concluded that no OTTI existed during the years ended December 31, 2017 and 2016. In addition, we do not intend to sell the remaining securities, nor is it more likely than not that we would be required to sell these securities, before their anticipated recovery of amortized cost.

	12 Months or Less			More Than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
				(Dollar in Thousands)
2017	81	$106,996	$832	70	$90,095	$1,604	151	$197,091	$2,436
2016	240	$300,919	$9,188	15	$17,925	$312	255	$318,844	$9,500

We closely monitor the financial condition of the issuers of our municipal securities. As of December 31, 2017, the fair value of our municipal securities portfolio balance consists of approximately 52.6% of general obligation bonds and 47.4% of revenue bonds. As of December 31, 2017 and 2016, all municipal securities were performing. The table below presents the ratings for our municipal securities by either Standard and Poor’s or Moody’s as of the dates indicated.

	December 31,
	2017		2016
(Dollars in thousands)	Number of Securities	Fair Value	Number of Securities	Fair Value
AA- or better	95	$92,705	171	$145,661
BBB+	—	—	1	501
BBB	—	—	1	367
BBB-	—	—	—	—
Not Rated	3	2,158	1	242

We also closely monitor the level of credit enhancements within our non guaranteed mortgage-backed securities and our collateralized loan obligation portfolios. The table below presents the credit enhancement included in our portfolio as of the dates indicated.

	December 31,
	2017		2016
(Dollars in thousands)	Fair Value	Credit Enhancement %	Fair Value	Credit Enhancement %
Mortgage-backed Securities - Non Guaranteed
Non-agency Mortgage-backed Securities	$28,893	56.5%	$44,569	46.5%
Agency Mortgage-backed Securities	34,382	11.6%	13,187	10.1%
Collateralized Loan Obligations	5,539	20.95%	—	—
54

Investment Portfolio Maturities and Yields

The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Less than one year		More than one year through five years		More than five years through ten years		More than ten years		Total securities
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury & Government Agencies	$1,000	0.91%	$1,500	1.87%	$1,000	1.86%	$16,019	2.16%	$19,519	2.06%
Municipal Securities - Taxable	—	—	386	2.76%	4,756	3.18%	14,752	3.23%	19,894	3.21%
Municipal Securities - Tax exempt	—	—	—	—	1,162	4.23%	73,203	4.56%	74,365	4.55%
Mortgage-backed Securities - Guaranteed	1,203	1.88%	14,950	2.10%	21,337	2.46%	103,811	2.23%	141,301	2.25%
Mortgage-backed Securities - Non Guaranteed	—	—	2,967	3.68%	10,517	3.91%	49,795	3.00%	63,279	3.18%
Collateralized Loan Obligations	—	—	—	—	—	—	5,555	3.53%	5,555	3.53%
Corporate bonds	—	—	2,852	5.37%	15,053	5.49%	1,020	5.68%	18,925	5.48%
Mutual funds	629	2.11%	—	—	—	—	—	—	629	2.11%
Total securities available-for-sale	$2,832	1.59%	$22,655	2.71%	$53,825	3.68%	$264,155	3.11%	$343,467	3.16%

(1) - Tax exempt municipal obligations are shown on a tax equivalent basis using a 35% federal tax rate

Other Investments

As of December 31, 2017, we held $12.4 million in other investments accounted for at cost which was a decrease of $2.9 million, or 18.8%, compared to $15.2 million at December 31, 2016. The following table summarizes other investments as of the dates indicated:

	December 31,
	2017	2016
	(Dollars in thousands)
FHLB stock	$10.9	$13.7
Correspondent banks stock	0.7	0.7
Certificates of deposit with other banks	0.4	0.4
Investment in Macon Capital Trust I	0.4	0.4
Total other investments	$12.4	$15.2

The amount of FHLB stock required to be owned by the Bank is determined by the amount of FHLB advances outstanding. The decrease in our FHLB stock to $10.9 million at December 31, 2017 compared to $13.7 million at December 31, 2016, was the result of lower FHLB borrowings outstanding which decreased from $298.5 million at December 31, 2016 to $223.5 million at December 31, 2017.

Bank Owned Life Insurance (“BOLI”)

These policies are recorded at fair value based on cash surrender values provided by a third party administrator. The assets of the separate BOLI account are invested in the PIMCO Mortgage-backed Securities Account which is composed primarily of U.S. Treasury and U.S. Government agency sponsored mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1. The assets in the general account are invested in six insurance carriers with ratings ranging from A+ to A++. The assets of the hybrid account are invested in two different insurance carriers with ratings ranging from A+ to A++. Certain BOLI holdings were reallocated during 2017 from the separate account to the higher yielding hybrid account as allowed by the individual policies.

The following table summarizes the composition of BOLI as of the dates indicated:

	December 31,
	2017	2016
	(Dollars in thousands)
Separate account	$2,504	$12,548
General account	18,491	17,944
Hybrid	11,155	855
Total	$32,150	$31,347

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

We determined there was no tax valuation allowance required as of December 31, 2017, or 2016.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value.

The Company had $23.9 million and $2.1 million of goodwill as of December 31, 2017 and 2016, respectively. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended December 31,
	2017	2016
	Dollars in thousands
Balance at beginning of period	$2,065	$711
Additions:
Prior acquisitions measurement period adjustments	63	—
Goodwill from current year acquisitions	21,775	1,354
Balance at end of period	$23,903	$2,065

As of December 31, 2017, the Company had a tax liability of $5.7 million related to the Chattahoochee acquisition which was not otherwise presented in the Company’s January Earnings Release. As a consequence, goodwill increased $5.7 million to $23.9 million, income taxes receivable which is included in other assets decreased $1.4 million, and net tax liabilities which is included in other liabilities increased $4.3 million. Tangible book value per share decreased to $17.90 from $18.72. The Company continues to evaluate potential courses of action with respect to the incurrence of this tax liability.

Deposits

The following table presents average deposits by category, percentage of total average deposits and average rates for the periods indicated.

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$47,754	4.7%	0.11%	$37,470	4.7%	0.13%	$30,033	4.3%	0.11%
Time deposits	333,664	33.0	0.86	291,930	36.3	1.01	294,148	42.3	1.20
Brokered CDs	29,621	2.9	1.07	4,526	0.6	1.13	3,836	0.6	1.64
Money market accounts	270,036	26.7	0.38	227,838	28.3	0.34	174,481	25.1	0.32
Interest-bearing demand accounts	170,366	16.8	0.13	112,805	14.0	0.14	95,856	13.8	0.14
Noninterest-bearing demand accounts	161,006	15.9	—	129,219	16.1	—	96,251	13.9	—
Total deposits	$1,012,447	100.0%	0.44%	$803,788	100.0%	0.49%	$694,605	100.0%	0.62%

As indicated in the above table, average deposit balances increased approximately $208.7 million, or 26.0%, for the year ended December 31, 2017 compared to 2016. The increase in total average deposits was mainly attributable to $154.2 million and $166.1 million in deposits assumed from Stearns on April 1, 2017, and Chattahoochee on October 1, 2017, respectively, with the deposits included in our average balances from the date of the acquisition through December 31, 2017.

During 2017, we continued to focus on developing lower cost transaction accounts. This strategy assisted with reducing our overall cost of deposits to 44 basis points in 2017 compared to 49 basis points in 2016.

The following table presents details of the applicable interest rates on our certificates of deposit at the dates indicated.

	December 31,
	2017	2016
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$158,916	$145,562
1.00% to 2.00%	190,087	109,296
2.00% to 3.00%	47,432	34,347
Greater than 3.00%	300	—
Total	$396,735	$289,205

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $100 thousand.

December 31, 2017
(Dollars in thousands)
Three months or less	$53,250
Over three months through six months	32,017
Over six months through one year	36,002
Over one year	103,153
Total	$224,422

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $250 thousand.

December 31, 2017
(Dollars in thousands)
Three months or less	$27,088
Over three months through six months	8,563
Over six months through one year	9,260
Over one year	10,847
Total	$55,758

Borrowings

We have traditionally maintained a balance of borrowings from the FHLB of Atlanta using a combination of fixed and variable borrowings. From time to time, we also borrow overnight funds from the FHLB of Atlanta, but had no overnight borrowings outstanding at December 31, 2017. FHLB advances are secured by qualifying one-to-four family permanent and commercial loans, by investment securities, and by a blanket collateral agreement with the FHLB of Atlanta. At December 31, 2017, the Company had unused borrowing capacity with the FHLB of $13.9 million based on collateral pledged at that date. The Company had total additional credit availability with FHLB of $202.2 million as of December 31, 2017 if additional collateral was available and pledged.

The following tables detail the composition of our FHLB borrowings between fixed and adjustable rate advances as of the dates indicated:

December 31, 2017
Balance	Type	Rate	Maturity
(Dollars in thousands)
$5,000	Fixed Rate	1.29%	1/5/2018
20,000	Fixed Rate	1.37%	2/8/2018
20,500	Adjustable rate	1.48%	5/24/2018
15,000	Adjustable rate	1.60%	3/29/2018
5,000	Fixed Rate	1.29%	4/2/2018
20,000	Fixed Rate	1.37%	4/16/2018
25,000	Fixed Rate	1.36%	5/7/2018
50,000	Fixed Rate	1.59%	5/24/2018
5,000	Fixed Rate	1.26%	6/5/2018
5,000	Fixed Rate	1.39%	6/6/2018
10,000	Fixed Rate	0.84%	6/29/2018
5,000	Fixed Rate	1.40%	7/2/2018
5,000	Fixed Rate	1.38%	7/2/2018
10,000	Fixed Rate	1.52%	9/28/2018
5,000	Fixed Rate	1.51%	12/31/2018
1,000	Fixed Rate	1.62%	5/13/2019
2,000	Fixed Rate	1.53%	6/12/2019
10,000	Fixed Rate	2.12%	12/30/2019
5,000	Fixed Rate	2.12%	12/30/2019
$223,500		1.48%

December 31, 2016
Balance	Type	Rate	Maturity
(Dollars in thousands)
$5,000	Fixed Rate	0.58%	1/3/2017
5,000	Fixed Rate	0.44%	1/3/2017
50,000	Fixed Rate	0.49%	1/5/2017
30,000	Fixed Rate	0.64%	1/15/2017
15,000	Fixed Rate	0.63%	1/17/2017
25,000	Fixed Rate	0.64%	1/23/2017
20,000	Fixed Rate	0.56%	2/7/2017
5,000	Fixed Rate	0.58%	3/28/2017
15,000	Adjustable Rate	0.56%	3/29/2017
5,000	Fixed Rate	0.80%	3/31/2017
5,000	Fixed Rate	0.60%	4/3/2017
10,000	Fixed Rate	0.60%	4/6/2017
1,000	Fixed Rate	0.87%	5/11/2017
20,500	Adjustable Rate	0.73%	5/23/2017
5,000	Fixed Rate	0.82%	6/6/2017
2,000	Fixed Rate	1.02%	6/12/2017
5,000	Fixed Rate	0.76%	6/30/2017
25,000	Fixed Rate	0.77%	8/7/2017
10,000	Fixed Rate	0.82%	9/28/2017
10,000	Fixed Rate	0.77%	12/29/2017
5,000	Fixed Rate	0.78%	12/30/2017
5,000	Fixed Rate	1.26%	6/5/2018
10,000	Fixed Rate	0.84%	6/29/2018
5,000	Fixed Rate	1.40%	7/1/2018
5,000	Fixed Rate	1.51%	12/31/2018
$298,500		0.68%

The following table sets forth information concerning balances and interest rates on our FHLB advances as of or for the periods indicated.

	As of or for the Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at end of period	$223,500	$298,500
Average balance during period	236,308	194,662
Maximum outstanding at any month end	298,500	298,500
Weighted average interest rate at end of period	1.48%	0.68%
Weighted average interest rate during period	1.03%	0.73%

FHLB advances decreased $75.0 million, or 25.1%, to $223.5 million at December 31, 2017, from $298.5 million at December 31, 2016. The advances had a weighted average rate of 1.48% as of December 31, 2017 compared to 0.68% at December 31, 2016. The use of FHLB advances as a funding source continues to be a low cost complement to core deposits.

To add stability to net interest revenue and manage our exposure to interest rate movement on our adjustable rate FHLB advances, we entered into two FHLB advance interest rate swaps in 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates were 0.96% and 1.36% at December 31, 2017 for the adjustable rate advances maturing March 29, 2018 and May 23, 2018, respectively.

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of December 31, 2017.

The Company also had other borrowings at December 31, 2017 of $3.6 million which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at December 31, 2017 and 2016, payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% at December 31, 2017 and 2016. The notes mature on March 30, 2034.

Equity

Total equity increased $18.2 million, or 13.7%, to $151.3 million at December 31, 2017 from $133.1 million at December 31, 2016. This increase was primarily the result of the issuance of approximately 396,000 shares valued at $9.9 million related to the Chattahoochee acquisition, $2.6 million of net income, $0.9 million of stock-based compensation expense, and a $5.4 million after tax improvement in the market value of investment securities, partially offset by $0.5 million of share repurchases.

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

	For the Year Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$818,431	$38,712	4.73%	$693,743	$32,324	4.65%	$580,106	$27,027	4.66%
Loans, tax exempt (1)	15,945	585	3.67%	13,516	518	3.83%	4,970	214	4.30%
Investments - taxable	291,452	7,025	2.41%	259,036	5,628	2.17%	253,774	5,223	2.06%
Investment tax exempt (1)	118,461	4,795	4.05%	60,685	2,323	3.83%	11,949	574	4.81%
Interest earning deposits	60,823	676	1.11%	41,762	210	0.50%	31,875	75	0.24%
Other investments, at cost	12,766	619	4.85%	10,351	512	4.93%	6,682	299	4.47%

Total interest-earning assets	1,317,878	52,412	3.98%	1,079,093	41,516	3.84%	889,356	33,412	3.76%

Noninterest-earning assets	106,535			85,126			58,515

Total assets	$1,424,413			$1,164,219			$947,871

Interest-bearing liabilities:
Savings accounts	$47,754	$53	0.11%	$37,470	$49	0.13%	$30,033	$33	0.11%
Time deposits	363,285	3,171	0.87%	296,456	2,985	1.00%	297,984	3,607	1.21%
Money market accounts	270,036	1,022	0.38%	227,838	770	0.34%	174,481	558	0.32%
Interest bearing transaction accounts	170,366	228	0.13%	112,805	160	0.14%	95,856	136	0.14%
Total interest bearing deposits	851,441	4,474	0.53%	674,569	3,964	0.59%	598,354	4,334	0.72%

FHLB advances	236,308	2,443	1.03%	194,662	1,419	0.73%	102,627	826	0.80%
Junior subordinated debentures	14,433	557	3.86%	14,433	532	3.68%	14,433	458	3.17%
Other borrowings	4,567	210	4.60%	2,528	117	4.62%	1,863	105	5.64%

Total interest-bearing liabilities	1,106,749	7,684	0.69%	886,192	6,032	0.68%	717,277	5,723	0.80%

Noninterest-bearing deposits	161,006			129,219			96,251

Other non interest bearing liabilities	14,568			13,353			13,890

Total liabilities	1,282,323			1,028,764			827,418
Total equity	142,090			135,455			120,453

Total liabilities and equity	$1,424,413			$1,164,219			$947,871

Tax-equivalent net interest income		$44,728			$35,484			$27,689

Net interest-earning assets (2)	$211,129			$192,901			$172,079

Average interest-earning assets to interest-bearing liabilities	119.08%			121.77%			123.99%

Tax-equivalent net interest rate spread (3)			3.28%			3.16%			2.96%
Tax-equivalent net interest margin (4)			3.39%			3.28%			3.11%
(1)	Tax exempt loans and investments are calculated giving effect to a 35% federal tax rate.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.
60

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

	For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016			For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015			For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
	Increase (decrease) due to:			Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$5,891	$497	$6,388	$5,369	$(72)	$5,297	$2,173	$(2,743)	$(570)
Loans, tax exempt (2)	90	(23)	67	330	(25)	305	128	(17)	111
Investment - taxable	745	652	1,397	109	296	405	1,202	(118)	1,084
Investments - tax exempt (2)	2,332	140	2,472	1,890	(141)	1,749	206	(158)	48
Interest-earning deposits	128	338	466	29	106	135	(20)	0	(20)
Other investments, at cost	115	(7)	108	179	33	212	136	(36)	100

Total interest-earning assets	9,301	1,597	10,898	7,906	197	8,103	3,825	(3,072)	753

Interest-bearing liabilities:
Savings accounts	$12	$(8)	$4	$9	$7	$16	$4	$(7)	$(3)
Time deposits	593	(407)	186	(9)	(613)	(622)	(335)	(251)	(586)
Money market accounts	153	99	252	180	32	212	(52)	(373)	(425)
Interest bearing transaction accounts	77	(9)	68	24	—	24	14	(27)	(13)
FHLB advances	347	677	1,024	680	(87)	593	656	(533)	123
Junior subordinated debentures	—	25	25	—	73	73	—	(51)	(51)
Other borrowings	94	(1)	93	32	(19)	13	105	—	105

Total interest-bearing liabilities	$1,276	$376	$1,652	916	(607)	309	392	(1,242)	(850)

Change in tax-equivalent net interest income	$8,025	1,221	$9,246	$6,990	$804	$7,794	$3,433	$(1,830)	$1,603

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 35% federal tax rate

Comparison of Operating Results for the Fiscal Years Ended December 31, 2017 and 2016

General

Net income for the year ended December 31, 2017 was $2.6 million compared to $6.4 million for the same period in 2016. The decrease in net income for the period was primarily the result of a one-time non-cash income tax expense of $4.9 million related to the revaluation of deferred tax assets and liabilities at the newly enacted Federal tax rate of 21%, a decrease in other noninterest income of $1.9 million, and an increase in noninterest expense of $4.6 million for the year ended December 31, 2017 compared to the same period in 2016. The increase in noninterest expense was primarily the result of increased compensation and employee benefits related to acquisition activity. The decline in noninterest income includes a loss of $1.1 million on the sale of approximately $45.0 million of tax exempt municipal securities in response to enacted tax rate changes. These items were partially offset by an increase in net interest income of $8.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Furthermore, there was a provision for loan losses of $1.9 million for the year ended December 31, 2017 compared to $0.3 million for the same period in 2016.

Net Interest Income

Our tax-equivalent net interest income increased by $9.2 million, or 26.1%, to $44.7 million for the year ended December 31, 2017, compared to $35.5 million for the year ended December 31, 2016. This improvement was the result of increases in average loan and investment balances along with increased rates on interest-bearing assets of 14 basis points for the year ended December 31, 2017 compared to 2016. Our tax-equivalent net interest margin increased 11 basis points to 3.39% for 2017 compared to 3.28% for 2016.

Our average interest-earning assets increased $238.8 million, or 22.1%, to $1.3 billion in 2017 compared to $1.1 billion in 2016. This increase was mainly attributable to $181.6 million in interest earning assets acquired from Chattahoochee on October 1, 2017, with those assets included in our average balances from the date of acquisition through December 31, 2017 combined with increases in the investment portfolio.

Our average interest-bearing liabilities increased $220.6 million, or 24.9%, to $1.1 billion in 2017 compared to $886.2 million in 2016. This increase was mainly attributable to $154.2 million and $166.1 million in deposits assumed from Stearns on April 1, 2017, and Chattahoochee on October 1, 2017, respectively, with the deposits included in our average balances from the date of acquisition through December 31, 2017. In addition, average FHLB advances increased $41.6 million, or 21.4%, in 2017 primarily to fund investments. Although our average interest-bearing liabilities increased during 2017, we were able to maintain the overall related cost in 2017 compared 2016.

Provision for Loan Losses

The Company continues to experience a low level of net charge-offs and non-performing loans. A provision for loan losses of $1.9 million was recorded for the year ended December 31, 2017 compared to $0.3 million for the year ended December 31, 2016 primarily as a result of loan growth. The low level of provisions in 2017 and 2016 reflect strong asset quality and low loss rates during the two periods.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding change between the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change
	(Dollars in thousands)
Servicing income, net	$401	$487	$(86)
Mortgage banking	1,118	904	214
Gain on sale of SBA loans	546	928	(382)
Gain on sale of investments, net	(1,102)	1,216	(2,318)
Trading securities gains	686	328	358
Other than temporary impairment on AFS securities	(757)	—	(757)
Service charges on deposit accounts	1,672	1,537	135
Interchange fees	1,864	1,507	357
Bank owned life insurance	803	489	314
Other	726	450	276

Total	$5,957	$7,846	$(1,889)

The $0.1 million net decrease in servicing income was primarily the result of a decrease in the fair value of the corresponding loan servicing rights.

Mortgage banking increased $0.2 million primarily as a result of increased loan volume.

Gains on sales of SBA loans decreased $0.4 million as a result of fewer SBA loans being originated during the 2017 period. We continue to focus on our SBA lending efforts.

Gain on trading securities increased $0.4 million due to increases in market valuation.

Net gain on sales of investments decreased $2.3 million due primarily to a loss of $1.1 million on the sale of approximately $45.0 million of tax exempt municipal securities in response to the Tax Cuts and Jobs Act of 2017 coupled with an increase in interest rates which provided for unfavorable market conditions for sales.

Other than temporary impairment on AFS securities in the 2017 period relates to one corporate security determined to be worthless due to FDIC receivership and one municipal security sold at a slight loss in early 2018.

Service charges on deposit accounts and interchange fees increased $0.1 million and $0.4 million, respectively, primarily as a result of the increase in deposits following the Stearns branch and Chattahoochee acquisitions and a continued focus on core deposits.

BOLI income increased $0.3 million due to the purchase of $10.0 million of additional policies in the third quarter of 2016.

Other noninterest income increased $0.3 million primarily as a result of miscellaneous loan related income and income from SBIC investments.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change
	(Dollars in thousands)

Compensation and employee benefits	$20,168	$17,164	$3,004
Net occupancy	4,089	3,534	555
FHLB prepayment penalties	—	118	(118)
Federal deposit insurance	513	562	(49)
Professional and advisory	1,237	959	278
Data processing	1,684	1,554	130
Marketing and advertising	953	1,070	(117)
Merger-related expenses	3,086	2,197	889
Net cost of operation of real estate owned	213	730	(517)
Other	4,855	4,301	554

Total noninterest expense	$36,798	$32,189	$4,609

Compensation and employee benefits increased by $3.0 million, or 17.5%, for compared to 2016. The additional expense is related to increases in the number of employees primarily as the result of the Stearns branch and Chattahoochee acquisitions in April and October, respectively, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.6 million, or 15.7%, in 2017 compared to 2016 primarily as the result of the Stearns branch and Chattahoochee acquisitions.

During the fourth quarter of 2016, we prepaid $20.5 million of FHLB advances and incurred $0.1 million in prepayment penalties.

Professional and advisory expense increased $0.3 million, or 29.0%, in 2017 compared to 2016 primarily due to increased tax compliance and expenses related to public reporting requirements.

Data processing expense increased $0.1 million, or 8.4%, in 2017 compared to 2016 primarily as the result of increased number of accounts related to the conversion of the Stearns branch customers.

Marketing and advertising expenses decreased $0.1 million, or 10.9%, in 2017 compared to 2016 primarily as the result of increased merger-related communications in 2017.

Merger-related expenses of increased $0.9 million, or 40.5%, primarily as the result of two acquisitions in 2017 as compared to one in 2016.

Net cost of operating of REO declined $0.5 million, or 70.8%, from 2016 compared to 2017 primarily as the result of lower REO balances.

Other noninterest expense increased $0.6 million, or 12.9%, for 2017 compared to 2016 primarily as a result of increases in debit card expense and interchange fees of $0.2 million, telecommunications expense of $0.1 million, and an increase in amortization related to core deposit intangibles of $0.3 million primarily as a result of the Old Town Bank acquisition in April 2016 and the Stearns branch and Chattahoochee acquisitions in 2017.

Income Taxes

Income tax expense for 2017 of $7.5 million was impacted by the recognition of a provisional expense of $4.9 million related to the revaluation of deferred tax assets and liabilities at the newly enacted Federal tax rate of 21%. We expect the accounting to be completed no later than the fourth quarter of 2018. The final amount may differ from the provisional amount due to additional analysis or changes in interpretation by management or federal regulatory guidance that may be issued. The one-time non-cash expense related to the revaluation was partially offset by increased tax-exempt income related to municipal bond investments and BOLI income. We estimate our effective tax rate to be between 16%-18% in 2018 as a result of the newly enacted Federal tax rate and is dependent upon actual amounts of income and expenses as well as any transactions with discrete tax effects.

We continue to have unutilized net operating losses for federal and state income tax purposes and have a net tax liability of $4.3 million as of December 31, 2017, primarily resulting from the Chattahoochee acquisition.

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

We continue to be in a net operating loss position for federal and state income tax purposes and had a net tax liability of $4.3 million as of December 31, 2017, primarily resulting from the Chattahoochee acquisition.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the company for general corporate purposes or for customer needs. General corporate purpose transactions include transactions to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions include transactions to manage customers’ requests for funding. Please refer to Note 24 of the Notes to Consolidated Financial Statements for a discussion of our off-balance sheet arrangements.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At December 31, 2017, cash and cash equivalents totaled $109.5 million. Included in this total was $65.7 million held at the FRB, $3.6 million held at the FHLB, and $10.9 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(50,644)	$(40,288)
Proceeds from loans originated for sale	51,904	45,884
Change in net deferred tax asset	7,298	2,922

Investing activities:
Purchases of investments	$(153,612)	$(267,263)
Maturities and principal repayments of investments	43,646	46,246
Sales of investments	169,146	124,823
Net increase in loans	(100,015)	(56,829)
Net cash received in branch acquisition	146,750	—
Net cash paid in business combination	(2,823)	(5,912)
Purchase of bank owned life insurance	—	(10,000)

Financing activities:
Net increase (decrease) in deposits	$12,501	$24,973
Proceeds from FHLB advances	979,501	795,600
Repayment of FHLB advances	(1,054,501)	(659,625)
Purchase of common stock	(301)	(1,922)
Net increase in other borrowings	5,897	527

At December 31, 2017, we had $58.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $140.0 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of December 31, 2017.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of December 31, 2017:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$237,367	$223,500	$13,867
FRB	48,265	—	48,265
Fed funds lines	15,000	—	15,000
Holding Company revolving line of credit	15,000	5,000	10,000
Unpledged Marketable Securities	342,863	143,351	199,512
	$658,495	$371,851	$286,644

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

When Basel III is fully phased in on January 1, 2019, the Company and the Bank will be required to maintain a 2.5% capital conservation buffer which is designed to absorb losses during periods of economic distress. This capital conservation buffer is comprised entirely of Common Equity Tier 1 Capital and is in addition to minimum risk-weighted asset ratios. See “Capital Adequacy Requirements Applicable to the Bank”.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at December 31, 2017 and December 31, 2016.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage Capital	$136,280	8.79%	$61,994	>4.0%	$77,492	>5%
Common Equity Tier 1 Capital	$136,280	11.92%	$65,729	>5.75%	$74,303	>6.5%
Tier 1 Risk-based Capital	$136,280	11.92%	$82,876	>7.25%	$91,450	>8%
Total Risk-based Capital	$147,266	12.88%	$105,739	>9.25%	$114,312	>10%

As of December 31, 2016:
Tier 1 Leverage Capital	$138,402	11.06%	$50,034	>4.0%	$62,542	>5%
Common Equity Tier 1 Capital	$138,402	16.33%	$38,150	>5.125%	$55,106	>6.5%
Tier 1 Risk-based Capital	$138,402	16.33%	$50,867	>6.625%	$67,823	>8%
Total Risk-based Capital	$147,807	17.43%	$67,823	>8.625%	$84,778	>10%

(1)	– As of December 31, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.
70

The following table summarizes the required and actual capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2017:
Tier I Leverage Capital	$134,470	8.68%	$61,967	>4.0%
Common Equity Tier 1 Capital	$120,861	10.57%	$65,775	>5.75%
Tier I Risk-based Capital	$134,470	11.76%	$82,934	>7.25%
Total Risk Based Capital	$145,457	12.72%	$105,812	>9.25%

As of December 31, 2016:
Tier I Leverage Capital	$141,013	11.28%	$50,200	>4.0%
Common Equity Tier 1 Capital	$130,079	15.33%	$38,188	>5.125%
Tier I Risk-based Capital	$141,013	16.62%	$50,918	>6.625%
Total Risk Based Capital	$150,418	17.72%	$67,891	>8.625%

(1)	– As of December 31, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2017. Long-term obligations totaling $242.9 million include junior subordinated debt. Operating lease obligations of $0.2 million pertain to banking facilities.

	Payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations*	$242,933	$205,500	$23,000	$—	$14,433
Operating lease obligations	451	168	212	71	—
Total	$243,384	$205,668	$23,212	$71	$14,433

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

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. Deposits, exclusive of brokered deposits, increased to $1.1 billion at December 31, 2017, from $815.2 million at December 31, 2016. Brokered deposits increased to $30.8 million at December 31, 2017 from 14.8 million at December 31, 2016. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

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

	December 31, 2017		December 31, 2016
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(3.5)	(1.7)	(9.2)	(15.2)
+300	(2.3)	(1.5)	(6.6)	(11.7)
+200	(1.2)	(1.5)	(4.2)	(7.9)
+100	(0.4)	(1.4)	(2.1)	(4.7)
—	—	—	—	—
-100	(3.2)	3.6	(1.7)	8.7

The results from the rate shock analysis on NII are consistent with having a liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liabilities will increase at a faster pace than assets. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 1.2% decrease in NII as of December 31, 2017 as compared to a 4.2% decrease in NII as of December 31, 2016, suggesting that there is no benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased from December 31, 2016 to December 31, 2017 in the event interest rates decline by 100 basis points and increase by 100 to 400 basis points. For example, a 200 basis point increase in rates would result in a 1.5% decrease in EVE as of December 31, 2017 as compared to a 7.9% decrease in EVE as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Entegra Financial Corp. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Entegra Financial Corp. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2009.

Atlanta, Georgia

March 16, 2018

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2017	2016
Assets

Cash and due from banks	$15,534	$10,709
Interest-earning deposits	93,933	32,585
Cash and cash equivalents	109,467	43,294

Investments - trading	6,095	5,211
Investments - available for sale	342,863	398,291
Other investments, at cost	12,386	15,261
Loans held for sale	3,845	4,584
Loans receivable, net	1,005,139	744,361
Allowance for loan losses	(10,887)	(9,305)
Fixed assets, net	24,113	20,209
Real estate owned	2,568	4,226
Accrued interest receivable	5,405	5,012
Bank owned life insurance	32,150	31,347
Small Business Investment Company Holdings, at cost	3,491	1,655
Net deferred tax asset	8,831	18,985
Loan servicing rights	2,756	2,603
Goodwill	23,903	2,065
Core deposit intangible	4,269	979
Other assets	5,055	4,099

Total assets	$1,581,449	$1,292,877

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$1,162,177	$830,013
Federal Home Loan Bank advances	223,500	298,500
Junior subordinated notes	14,433	14,433
Other borrowings	8,623	2,725
Post employment benefits	10,174	10,211
Accrued interest payable	935	254
Other liabilities	10,294	3,673
Total liabilities	1,430,136	1,159,809

Commitments and contingencies (Notes 7 and 24)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,879,191 and 6,467,550 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock held by Rabbi Trust, at cost; 17,672 and 14,000 shares at December 31, 2017 and 2016, respectively	(379)	(279)
Additional paid in capital	72,997	62,664
Retained earnings	78,718	76,139
Accumulated other comprehensive loss	(23)	(5,456)
Total shareholders’ equity	151,313	133,068

Total liabilities and shareholders’ equity	$1,581,449	$1,292,877

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$38,712	$32,324	$27,027
Interest on tax exempt loans	380	337	141
Taxable securities	7,025	5,628	5,223
Tax-exempt securities	3,117	1,510	379
Interest-earning deposits	676	210	75
Other	619	511	299
Total interest and dividend income	50,529	40,520	33,144

Interest expense:
Deposits	4,474	3,964	4,334
Federal Home Loan Bank advances	2,443	1,419	826
Junior subordinated notes	557	532	458
Other borrowings	210	117	105
Total interest expense	7,684	6,032	5,723

Net interest income	42,845	34,488	27,421

Provision for loan losses	1,897	274	(1,500)
Net interest income after provision for loan losses	40,948	34,214	28,921

Noninterest income:
Servicing income, net	401	487	341
Mortgage banking	1,118	904	774
Gain on sale of SBA loans	546	928	823
Gain (loss) on sale of investments, net	(1,102)	1,216	403
Other than temporary impairment	(757)	—	(3)
Trading securities gains	686	328	—
Service charges on deposit accounts	1,672	1,537	1,269
Interchange fees	1,864	1,507	1,278
Bank owned life insurance	803	489	457
Other	726	450	453
Total noninterest income	5,957	7,846	5,795

Noninterest expenses:
Compensation and employee benefits	20,168	17,164	14,625
Net occupancy	4,089	3,534	2,986
Federal Home Loan Bank prepayment penalties	—	118	1,762
Marketing and advertising	953	1,070	535
Federal deposit insurance	513	562	905
Professional and advisory	1,237	959	1,005
Data processing	1,684	1,554	1,213
Merger-related expenses	3,086	2,197	329
Net cost of operation of real estate owned	213	730	505
Other	4,855	4,301	3,765
Total noninterest expenses	36,798	32,189	27,630

Income before taxes	10,107	9,871	7,086

Income tax expense (benefit)	7,528	3,495	(16,739)

Net income	$2,579	$6,376	$23,825

Earnings per common share:
Basic	$0.39	$0.98	$3.64
Diluted	$0.39	$0.98	$3.64
Weighted average common shares outstanding:
Basic	6,561,699	6,477,284	6,546,375
Diluted	6,658,614	6,489,931	6,546,375

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$2,579	$6,376	$23,825

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	6,347	(6,652)	(166)
Reclassification adjustment for securities losses (gains) realized in net income	1,102	(1,216)	(403)
Amortization of unrealized loss on securities transferred to held to maturity	—	578	984
Reclassification adjustment for other then temporary impairment of securities available for sale	757	—	—
Reduction in unrealized loss related to held to maturity securities transferred to available-for-sale	—	325	—
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	202	377	289
Change in unrealized holding gains and losses on cash flow hedge	99	444	—
Reclassification adjustment for cash flow hedge effectiveness	(14)	32	—
Other comprehensive income (loss), before tax	8,493	(6,112)	704
Income tax effect related to items of other comprehensive income (loss)	(3,060)	2,392	(171)
Other comprehensive income (loss), after tax	5,433	(3,720)	533

Comprehensive income	$8,012	$2,656	$24,358

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2014	6,546,375	$—	$63,651	$45,937	$(2,269)	$—	$107,319

Net income	—	—	—	23,825	—	—	23,825
Other comprehensive income, net of tax	—	—	—	—	533	—	533
Stock compensation expense	—	—	71	—	—	—	71
Purchase of stock to fund Rabbi Trust	—	—	—	—	—	(279)	(279)
Balance, December 31, 2015	6,546,375	$—	$63,722	$69,763	$(1,736)	$(279)	$131,469

Net income	—	—	—	6,376	—	—	6,376
Other comprehensive income (loss), net of tax	—	—	—	—	(3,720)	—	(3,720)
Stock compensation expense	—	—	864	—	—	—	864
Vesting of restricted stock units, net of 4,477 shares surrendered	25,743	—	(87)	—	—	—	(87)
Repurchase of common stock	(104,568)	—	(1,835)	—	—	—	(1,835)
Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

Net income	—	—	—	2,579	—	—	2,579
Other comprehensive income , net of tax	—	—	—	—	5,433	—	5,433
Stock compensation expense	—	—	917	—	—	—	917
Common stock issued for acquisition	395,666	—	9,872	—	—	—	9,872
Transfer of Rabbi Trust investments to common stock	—	—	—	—	—	(100)	(100)
Stock options exercised, net of 272 shares surrendered	476	—	(6)	—	—	—	(6)
Vesting of restricted stock units, net of 5,281 shares surrendered	28,499	—	(149)	—	—	—	(149)
Repurchase of common stock	(13,000)	—	(301)	—	—	—	(301)
Balance, December 31, 2017	6,879,191	$—	$72,997	$78,718	$(23)	$(379)	$151,313

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$2,579	$6,376	$23,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(547)	631	695
Investment amortization, net	4,613	2,445	2,046
Trading account income	(686)	(328)	—
Provision for loan losses	1,897	274	(1,500)
Provision for real estate owned	292	655	250
Share-based compensation expense	917	864	71
Change in net deferred tax asset	7,097	2,922	(16,437)
Loss (gain) on sales of securities available for sale	1,102	(1,216)	(403)
Other than temporary impairment on investments	757	—	3
Loss on disposal of fixed assets	—	—	3
Income on bank owned life insurance, net	(803)	(489)	(441)
Mortgage banking income, net	(1,118)	(904)	(774)
Gain on sales of SBA loans	(546)	(928)	(823)
Net realized gain on sale of real estate owned	(268)	(222)	(71)
Loans originated for sale	(50,644)	(40,288)	(35,649)
Proceeds from sale of loans originated for sale	51,904	45,884	39,659
Net change in operating assets and liabilities:
Accrued interest receivable	32	(906)	(629)
Loan servicing rights	(153)	(259)	(157)
Other assets	675	2,053	(1,056)
Postemployment benefits	(37)	(13)	465
Accrued interest payable	276	11	(110)
Other liabilities	486	628	(973)
Net cash provided by operating activities	$17,825	$17,190	$7,994

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(153,612)	$(267,263)	$(129,960)
Maturities/calls and principal repayments	43,646	46,246	56,638
Sales	169,146	124,823	39,022
Purchase of trading securities	—	—	(4,714)
Net increase in loans	(100,015)	(56,829)	(59,002)
Purchased loans	—	—	(25,189)
Proceeds from sale of real estate owned	1,528	2,173	1,495
Proceeds from sale of fixed assets	64	—	—
Real estate cost capitalized	—	—	(83)
Purchase of fixed assets	(729)	(357)	(3,556)
Disposal of real estate held for investments	—	—	2,430
Purchase of Small Business Investment Company Holdings, at cost	(1,836)	(553)	(383)
Purchase of other investments, at cost	(425)	(5,873)	(4,076)
Redemptions of other investments, at cost	3,478	—	150
Net cash received (paid) in business combination	143,927	(5,913)	31,878
Purchase of bank owned life insurance	—	(10,000)	—
Net cash provided by (used in) investing activities	$105,172	$(173,546)	$(95,350)

Cash flows from financing activities:
Net increase (decrease) in deposits	$12,501	$24,973	$(26,372)
Net increase (decrease) in escrow deposits	234	(26)	(23)
Proceeds from FHLB advances	979,501	795,600	245,600
Repayment of FHLB advances	(1,054,501)	(659,625)	(152,100)
Net increase in other borrowings	5,897	527	2,198
Purchase of common stock for Rabbi Trust	—	—	(279)
Cash paid for common stock surrendered upon vesting of restricted stock and exercise of stock options	(155)	—	—
Repurchase of common stock	(301)	(1,922)	—
Net cash provided by (used in) financing activities	$(56,824)	$159,527	$69,024

Increase(decrease) in cash and cash equivalents	66,173	2,644	(18,332)

Cash and cash equivalents, beginning of year	$43,294	$40,650	$58,982

Cash and cash equivalents, end of year	$109,467	$43,294	$40,650

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$7,407	$6,021	$5,833
Income taxes	$208	$150	$—

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$958	$748	$3,350
Loans originated for disposition of real estate owned	1,001	208	3,260
Purchased loans and investments to be settled	2,020	532	—
Transfer held to maturity investment securities to available for sale investment securities	—	30,368	—
Transfer of Rabbi Trust investments to Company stock	100	—	—
Acquisitions
Assets acquired	$193,191	$110,010	$—
Liabilities assumed	$325,138	$97,878	$—
Net assets/(liabilities)	$(131,947)	$12,132	$—
Common stock issued in acquisitions	$9,872	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Entegra Financial Corp. (the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from the mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered commercial bank and has a wholly owned subsidiary, Entegra Services, Inc., which holds investment securities, but was inactive as of December 31, 2017. The consolidated financials are presented in these financial statements.

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

Reclassification – Certain amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. Certain mortgage-backed securities were reclassified to either mortgage-backed securities with guarantees, or mortgage-backed securities with no guarantee to better align the investment securities by risk categories. Certain other deferred tax assets and liabilities were identified as significant and reclassed to AMT credit carryforward, goodwill, derivative instruments, and unrealized gains on securities. The reclassifications had no significant effect on our results of operations or financial condition.

Business Combinations – The Company accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets purchased exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available. The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related allowance for loan losses is not carried forward.

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

Trading Assets - We use quoted market prices to determine the fair value of our trading assets. Our trading assets are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Unrealized gains and losses and realized gains and losses on the sales of trading assets are included in Other noninterest income in the Consolidated Statements of Operations.

Investment Securities – We determine the appropriate classification of securities at the time of purchase. Available-for-sale (“AFS”) securities represent those securities that that we intend to hold for an indefinite period of time, but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary reported as a component of accumulated other comprehensive income, net of tax.

Held-to-maturity (“HTM”) securities represent those securities that we have the positive intent and ability to hold to maturity and are carried at amortized cost.

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

In the third quarter of 2016, the Company transferred its HTM investment portfolio to AFS in order to provide more flexibility managing its investment portfolio. As a result, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

Loans Held for Sale – Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Loans held for sale primarily represent loans on one-to-four family dwellings and the portion of Small Business Administration (“SBA”) loans intended to be sold.

We generally sell the guaranteed portion of SBA loans in the secondary market and retain the unguaranteed portion in our portfolio. Upon sale of the guaranteed portion of an SBA loan, we recognize a portion of the gain on sale into income and defer a portion of the gain related to the relative fair value of the unguaranteed loan balance we retain. The deferred gain is amortized into income over the remaining life of the loan

Gains and losses on sales of loans held for sale are included in the Consolidated Statements of Operations in Mortgage Banking income for residential loans and Gains on sale of SBA loans for SBA loans. Net unrealized losses are recognized by charges to Mortgage Banking income.

Loans Receivable – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances less any charge-offs and adjusted for unamortized premiums and discounts and any net deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of interest income over the respective lives of the loans using the interest method without consideration of anticipated prepayments.

Generally, consumer loans are charged down to their estimated collateral value after reaching 90 days past due. The number of days past due is determined by the amount of time when the payment was due based on contractual terms. Commercial loans are charged off as management becomes aware of facts and circumstances that raise doubt as to the collectability of all or a portion of the principal and when we believe a confirmed loss exists.

The Company originates and sells the guaranteed portion of SBA loans into the secondary market. When the Company retains the right to service a sold SBA loan, the previous carrying amount is allocated between the guaranteed portion of the loan sold, the unguaranteed portion of the loan retained and the retained SBA servicing right based on their relative fair values on the date of transfer.

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

Troubled Debt Restructurings (“TDR”) – In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise grant, for other than an insignificant period of time, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, periods of interest only payments, and principal deferment. While unusual, there may be instances of loan principal forgiveness. We also may have borrowers classified as a TDR wherein their debt obligation has been discharged by a chapter 7 bankruptcy without reaffirmation of debt. We individually evaluate all substandard loans that experienced a modification of terms to determine if a TDR has occurred.

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

Allowance for Loan Losses (“ALL”) – The ALL reflects our estimates of probable losses inherent in the loan portfolio at the balance sheet date. The ALL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The methodology for determining the ALL has two main components: the evaluation of individual loans for impairment and the evaluation of certain groups of homogeneous loans with similar risk characteristics.

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

The allowance for non-impaired loans consists of a base historical loss reserve and a qualitative reserve. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 0.74%.

The qualitative reserve adjusts the average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans
•	Collateral values
•	Loan concentrations and loan growth
•	Economic conditions – including unemployment rates, housing prices and sales, and regional economic outlooks.

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

Loan Servicing Rights (“LSR”) – The Company follows the fair value method for accounting for its LSRs. The LSR is established at estimated fair value, which represents the present value of estimated future net servicing cash flows, considering expected loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on assumptions that a market participant would utilize. The expected rate of loan prepayments is the most significant factor driving the value of LSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the estimated fair value of LSRs, interest rates, which are used to determine prepayment rates, are held constant over the estimated life of the portfolio. The Company periodically adjusts the recorded amount of its LSRs to fair value as determined by a third party valuation.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal (generally 25 basis points for residential mortgage loans and 100 basis points for SBA loans) or a fixed amount per loan, and are recorded as income when earned. Changes in fair value of LSRs are netted against loan servicing fee income and reported as Servicing income, net in the Consolidated Statements of Operations.

Goodwill and Other Intangible Assets - Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value.

Core deposit intangibles are amortized over the estimated useful lives of the deposit accounts acquired (generally seven years on a straight line basis).

Derivative Financial Instruments and Hedging Activities – Interest Rate Lock Commitments and Forward Sale Contracts – In the normal course of business, we sell originated mortgage loans into the secondary mortgage loan market. We also offer interest rate lock commitments to potential borrowers. The commitments guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. We can encounter pricing risks if interest rates rise significantly before the loan can be closed and sold. As a result, forward sale contracts are utilized in order to mitigate this pricing risk. Whenever a customer desires an interest rate lock commitment, a mortgage originator quotes a secondary market rate guaranteed for that day by the investor. The interest rate lock is executed between the mortgagee and the Company and in turn a forward sale contract may be executed between the Company and an investor (generally Fannie Mae). Both the interest rate lock commitment with the customer and the corresponding forward sale contract with the investor are considered derivatives, but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives during the commitment period are recorded in current earnings and included in Mortgage banking income in the Consolidated Statements of Operations. The fair value of the interest rate lock commitments and forward sale contracts are recorded as assets or liabilities and included in Other assets or Other liabilities in the Consolidated Balance Sheets.

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

Small Business Investment Company Holdings – Small Business Investment Company (“SBIC”) holdings are included in other assets at the lower of cost or fair value. SBIC holdings are reviewed annually for OTTI, or more frequently if events and circumstances indicate that the asset might be impaired, at which time a valuation allowance is established, if necessary.

Advertising Expense – Advertising costs are expensed as incurred. The Company’s advertising expenses were $1.0 million, $1.1 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

As a result of the analysis above, the Company concluded that a valuation allowance was not necessary as of December 31, 2017 and 2016.

Accrued taxes represent the net estimated amount due to or from taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. We evaluate and assess the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintain tax accruals consistent with the evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, as well as the current period’s income tax expense and can be significant to our operating results. As a result of the Tax Cuts and Jobs Act of 2017, the Company realized deferred tax expense of $4.9 million upon the revaluation of its deferred assets and deferred liabilities at the newly enacted Federal tax rate of 21%.

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

Allowance for Unfunded Commitments – In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that we use for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for unfunded commitments is calculated by applying historical loss rates from our ALL model to the estimated future utilization of our unfunded commitments. The allowance for unfunded commitments is included in Other liabilities in the Consolidated Balance Sheets and amounted to $0.1 million at December 31, 2017 and 2016.

Junior Subordinated Notes – The Trust is considered to be a variable interest entity since its common equity is not at risk. The Company does not hold a variable interest in the Trust, and therefore, is not considered to be the Trust’s primary beneficiary. As a result, the Company accounts for the junior subordinated notes issued to the Trust and its equity investment in the Trust on an unconsolidated basis. Debt issuance costs of the junior subordinated notes are being amortized over the term of the debt and amounted to $0.1 million as of December 31, 2017, 2016, and 2015.

Stock-based Compensation - We account for stock-based compensation in accordance with Accounting Standard Codification (“ASC”) 718, Compensation-Stock Compensation. Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant vesting period on a straight-line basis, and adjusts each period for anticipated forfeitures. Stock-based compensation is recognized only for awards that vest, and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date.

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

Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform and Jobs Act of 2017 (the “Tax Reform”). This ASU eliminates the stranded tax effects resulting from the Tax Reform and will improve the usefulness of information reported to financial statement users. The amendment becomes effective for public entities beginning after December 15, 2018.   Early adoption of ASU 2018-02 was permitted with amendments applied either in the period of adoption or retrospectively to each period in which the effect of the change in the Federal corporate income tax rate in recognized. As election to adopt ASU 2018-02 early was permitted, the Company adopted the standard in December 2017. The early adoption resulted in an adjustment to 2017 net income of approximately $16,000 at December 31, 2017 through a reduction in income tax expense.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public entities, this update is effective for fiscal years beginning after December 15, 2018. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The Company elected to adopt this update as of December 31, 2017 as early adoption was permitted. Early adoption had no effect on the Company’s financial statements.

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

In March 2017, the FASB issued amendments to ASU 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The standard becomes effective for public entities beginning after December 15, 2017.  This update will not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued amendments to ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update was issued to simplify how an entity is required to test goodwill impairment. Under amendments to this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard becomes effective for Securities and Exchange Commission (“SEC”) filers beginning after December 15, 2019.  The Company does not expect this update to have a material effect on its financial statements.

In January 2017, the FASB issued amendments to ASU 2017-01 Business Combinations (Topic 80): Clarifying the Definition of a Business. This update was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard becomes effective for public entities beginning after December 15, 2017.  This update will not have a material effect on the Company’s financial statements.

In January 2016, the FASB issued amendments to ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company performed an evaluation of the effects of adopting this ASU on financial instrument balances as of September 30, 2017. The results of the evaluation would indicate this amendment will not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued amendments to ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company performed an evaluation of the effects of implementing the amendments to Topic 606 by identifying contracts with customers, determining performance obligations, duration, transaction prices, and timing of recognition of revenue related to the contracts. Based on the results of the initial evaluation, these amendments will not have a material effect on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting to provide guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The guidance became effective for the Company on January 1, 2017 and did not have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued amendments to Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company has formed a cross-functional committee to provide corporate governance over the implementation of this update, has evaluated data sources and made process updates to capture additional relevant data, has identified a service provider to perform the calculation, and continues to attend seminars and forums specific to this update. The Company is currently evaluating the impact on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 will not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, this update is effective for fiscal years beginning after December 15, 2018, with modified retrospective application to prior periods presented. The Company does not expect this update to have a material impact on its financial statements.

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

Chattahoochee Bank of Georgia

On October 1, 2017, the Bank acquired Chattahoochee Bank of Georgia (“Chattahoochee”) in Gainesville, Georgia. In connection with the acquisition, the Bank acquired $189.2 million of assets and assumed $170.6 million of liabilities. Total consideration transferred was $25.4 million of cash and 395,666 shares of the Company’s common stock valued at $9.9 million. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $16.8 million which is deductible over 15 years for tax purposes. There were no loans purchased with evidence of credit impairment.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below:

	As Recorded by	Fair Value	As Recorded by
(Dollars in thousands)	Chattahoochee	Adjustments	the Company
Assets
Cash and cash equivalents	$22,625	$—	$22,625
Loans	159,540	(570)	158,970
Fixed assets	3,945	(408)	3,537
Accrued interest receivable	421	—	421
Core deposit intangible	—	2,070	2,070
Deferred tax asset	751	(751)	—
Other assets	1,579	(8)	1,571
Total assets acquired	$188,861	$333	$189,194

Liabilities
Deposits	$165,624	$472	$166,096
Accrued Interest payable	102	(14)	88
Other liabilities	7,790	(3,341)	4,449
Total liabilities assumed	173,516	(2,883)	170,633

Excess of assets acquired over liabilities assumed	$15,345	$3,216	$18,561
Consideration transferred
Cash			$25,448
Common stock issued (395,666 shares)			9,872
Total fair value of consideration transferred			35,320
Goodwill			$16,759

During March 2018, the Company discovered that the structure of its acquisition of Chattahoochee had resulted in a Federal and state tax liability of approximately $5.7 million.  This adjustment has been reflected as an adjustment of goodwill and income taxes receivable and payable as of December 31, 2017.

Comparative and Pro Forma Financial Information for Chattahoochee in 2017

The adjusted results of the Company for the year ended December 31, 2017, include the adjusted results of the acquired assets and assumed liabilities for the 274 days subsequent to the acquisition date of April 1, 2017 related to the Stearns Bank, N.A. branch acquisition and for the 91 days subsequent to the Chattahoochee acquisition date of October 1, 2017. Merger-related charges of $3.1 million are recorded in the consolidated statement of income and include incremental costs related to closing of the acquisitions, including legal, accounting and auditing, investment banker cost, termination of certain employment related contracts, system conversion cost, travel costs, printing, supplies and other costs.

The following table discloses the impact of the Chattahoochee merger (excluding the impact of merger-related expenses and the of the revaluation of the net deferred tax asset due to the Tax Reform) since the acquisition on October 1, 2017 through December 31, 2017. The table also presents certainpro forma information as if Chattahoochee had been acquired on January 1, 2017, and January 1, 2016. These results combine the historical results of Chattahoochee in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017, or January 1, 2016.

Merger-related costs of $2.4 million from the Chattahoochee acquisition were incurred during the year ended December 31, 2017, and were excluded from pro forma information below. In addition, no adjustments have been made to the pro formas to eliminate the provision for loan losses for the years ended December 31, 2017, and 2016 in the amounts of $0.1 million and $0.2 million, respectively. No adjustments have been made to reflect the impact of any investment securities sold that was recognized by Chattahoochee in either years ended December 31, 2017, or 2016. The pro forma net adjusted income available to the common shareholder for December 31, 2017 includes the Company’s $4.9 million of income tax expense recorded as a result of the revaluation of the Company’s net deferred tax asset in connection with the Tax Reform signed into law during 2017. Expenses related to the Chattahoochee system conversion and other costs of integration are expected to be recorded during 2018. The Company expects to achieve further operating cost savings and other business synergies as a result of the Chattahoochee acquisition which are not reflected in the pro forma amounts below:

	Actual	Pro Forma	Pro Forma
	Since Acquisition
	October 1, 2017 through	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2017	December 31, 2017	December 31, 2016
Total revenues (net interest income and noninterest income)	$2,509	$54,618	$49,542
Net income	$1,194	$7,079	$8,159

Stearns Bank, N.A.

On February 24, 2017, the Bank completed its acquisition of two branches from Stearns Bank, N.A. (“Stearns”). In connection with the acquisition, the Bank acquired the bank facilities and certain other assets and assumed $154.2 million of deposits. In consideration of the purchased assets and assumed liabilities, the Bank paid (1) the book value, or approximately $1.0 million, for the branch facilities and certain assets, and (2) a deposit premium of $5.7 million, equal to 3.65% of the average daily deposits for the 30- day period ending the tenth (10th) business day prior to the acquisition. The excess of net liabilities assumed over the cash received to settle the acquisition resulted in the establishment of $5.0 million of goodwill.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below:

(Dollars in thousands)	As Recorded by Stearns	Fair Value Adjustments	As Recorded by the Company
Assets
Cash and cash equivalents	$1,258	$—	$1,258
Loans	7	—	7
Premises and equipment	950	132	1,082
Core deposit intangible	—	1,650	1,650
Total assets acquired	2,215	1,782	3,997

Liabilities
Deposits	$153,122	$1,062	$154,184
Other liabilities	321	—	321
Total liabilities assumed	153,443	1,062	154,505
Excess of liabilities assumed over assets acquired	$151,228	$720	$150,508
Cash received to settle the acquisition			145,492
Goodwill			$5,016

Pro forma disclosures are not significant and not meaningful.

Old Town Bank

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

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below:

	As Recorded by	Fair Value	As Recorded by
(Dollars in thousands)	Old Town Bank	Adjustments	the Company
Assets
Cash and cash equivalents	$7,573	$—	$7,573
Investments	30,882	246	31,128
Loans	64,573	272	64,845
Fixed assets	3,414	(22)	3,392
Interest receivable	552	—	552
Core deposit intangible	—	530	530
Other real estate owned	880	(21)	859
Deferred tax asset	259	207	466
Other assets	938	(336)	602
Total assets acquired	$109,071	$876	$109,947

Liabilities
Deposits	$88,059	$648	$88,707
FHLB advances	9,000	25	9,025
Accrued Interest payable	30	—	30
Other liabilities	125	(9)	116
Total liabilities assumed	97,214	664	97,878

Excess of assets acquired over liabilities assumed	$11,857	$213	$12,069
Purchase price			13,486
Goodwill			$1,417

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

NOTE 4. INVESTMENT SECURITIES

The following table presents the holdings of our trading account as of December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
	(Dollars in thousands)

Mutual funds	$6,095	$5,211

The trading account is held in a Rabbi Trust and seeks to generate returns that will fund the cost of certain deferred compensation agreements. There were $0.7 million and $0.3 million of realized gains for the years ended December 31, 2017 and 2016, respectively.

The Company’s HTM investment portfolio was transferred to AFS during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owned $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $0.1 million prior to the impairment. The Company concluded the investment to be other than temporarily impaired. As such, the financial information for the year ended December 31, 2017 includes OTTI of $0.7 million before tax.

The Company sold approximately $45.0 million of tax exempt municipal securities in December 2017, realizing a net loss of $1.1 million, in response to the Tax Cuts and Jobs Act of 2017. One tax exempt municipal security that had been identified for sale did not execute until January 2018 resulting in OTTI of $0.1 million based on the established fair value.

The amortized cost and estimated fair values of securities classified as AFS are summarized as follows:

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$19,519	$7	$(8)	$19,518
Municipal Securities	94,259	975	(371)	94,863
Mortgage-backed Securities - Guaranteed	141,301	112	(1,653)	139,760
Mortgage-backed Securities - Non Guaranteed	63,279	323	(327)	63,275
Collateralized Loan Obligations	5,555	6	(22)	5,539
Corporate bonds	18,925	409	(43)	19,291
Mutual funds	629	—	(12)	617
	$343,467	$1,832	$(2,436)	$342,863

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$14,577	$46	$(2)	$14,621
Municipal Securities	152,208	337	(5,774)	146,771
Mortgage-backed Securities - Guaranteed	162,379	134	(2,332)	160,181
Mortgage-backed Securities - Non Guaranteed	58,967	2	(1,213)	57,756
Corporate bonds	18,354	171	(167)	18,358
Mutual funds	616	—	(12)	604
	$407,101	$690	$(9,500)	$398,291

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$8,939	$6	$998	$2	$9,937	$8
Municipal Securities	12,047	66	22,982	305	35,029	371
Mortgage-backed Securities - Guaranteed	56,731	513	53,800	1,140	110,531	1,653
Mortgage-backed Securities - Non Guaranteed	24,455	216	10,654	111	35,109	327
Collateralized loan obligations	3,520	22	—	—	3,520	22
Corporate bonds	1,304	9	1,044	34	2,348	43
Mutual funds	—	—	617	12	617	12
	$106,996	$832	$90,095	$1,604	$197,091	$2,436
94

	December 31, 2016
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$1,000	$2	$—	$—	$1,000	$2
Municipal Securities	122,468	5,759	331	15	122,799	5,774
Mortgage-backed Securities - Guaranteed	115,539	2,035	17,594	297	133,133	2,332
Mortgage-backed Securities - Non Guaranteed	54,555	1,213	—	—	54,555	1,213
Corporate bonds	6,741	167	—	—	6,741	167
Mutual funds	616	12	—	—	616	12
	$300,919	$9,188	$17,925	$312	$318,844	$9,500

Information pertaining to the number of securities with unrealized losses is detailed in the table below. Management of the Company believes all unrealized losses as of December 31, 2017 and 2016 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	December 31, 2017
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	5	1	6
Municipal Securities	12	22	34
Mortgage-backed Securities - Guaranteed	45	37	82
Mortgage-backed Securities - Non Guaranteed	15	8	23
Collateralized loan obligation	2	—	2
Corporate bonds	2	1	3
Mutual funds	—	1	1
	81	70	151

	December 31, 2016
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	1	—	1
Municipal Securities	129	1	130
Mortgage-backed Securities - Guaranteed	77	13	90
Mortgage-backed Securities - Non Guaranteed	24	1	25
Corporate bonds	8	—	8
Mutual funds	1	—	1
	240	15	255

The Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Gross proceeds	$169,146	$124,823	$39,022
Gross realized gains	558	1,261	423
Gross realized losses	1,660	45	20
95

The Company had securities pledged against deposits and borrowings of approximately $143.3 million and $237.1 million at December 31, 2017 and 2016, respectively.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2017, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,630	$1,615
Over 1 year through 5 years	4,738	4,766
After 5 years through 10 years	28,113	28,458
Over 10 years	104,407	104,989
	138,888	139,828
Mortgage-backed securities	204,579	203,035

Total	$343,467	$342,863
96

NOTE 5. LOANS RECEIVABLE

Loans receivable balances are summarized as follows:

	December 31,
	2017	2016
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$304,107	$278,437
Commercial real estate	453,725	292,879
Home equity loans and lines of credit	49,877	50,334
Residential construction	37,108	18,531
Other construction and land	101,447	60,605
Total real estate loans	946,264	700,786

Commercial and industrial	56,939	41,306
Consumer	5,700	4,594
Total commercial and consumer	62,639	45,900

Loans receivable, gross	1,008,903	746,686

Less: Net deferred loan fees	(1,431)	(923)
Fair value discount	(2,012)	(857)
Unamortized premium	389	605
Unamortized discount	(710)	(1,150)

Loans receivable, net of deferred fees	$1,005,139	$744,361

The Bank had $231.8 million and $144.3 million of loans pledged as collateral to secure funding with FHLB at December 31, 2017 and 2016, respectively. The Bank also had $108.3 million and $89.1 million of loans pledged as collateral to secure funding with the FRB Discount Window at December 31, 2017 and 2016, respectively.

Included in loans receivable and other borrowings at December 31, 2017 and 2016 are $3.6 million and $2.7 million in participated loans, respectively, that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following table presents the activity related to the discount on individually purchased loans:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Discount on purchased loans, beginning of period	$1,150	$1,366	$1,487
Additional discount from new purchases	—	—	485
Accretion	(440)	(216)	(311)
Discount applied to charge-offs	—	—	(295)
Discount on purchased loans, end of period	$710	$1,150	$1,366

The following table presents the activity related to the fair value discount on acquired loans:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Fair value discount, beginning of period	$857	$72	$—
Additional discount from acquisitions	2,479	960	72
Accretion	(1,324)	(175)	—
Discount on acquired loans, end of period	$2,012	$857	$72

There were no purchase credit impaired loans as of December 31, 2017, or 2016.

The aggregate principal amounts outstanding to executive officers and directors of the Company made in the ordinary course of business as of and for the years ended December 31 is detailed in the table below:

	December 31,
	2017	2016
Beginning of year	$8,222	$8,930
New loans	428	51
Repayments	(536)	(759)
End of year	$8,114	$8,222
98

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the activity in the allowance for loan losses:

	Year Ended December 31, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
Provision	1,181	503	201	118	318	(53)	(371)	1,897
Charge-offs	(93)	(193)	(268)	—	(289)	(68)	(60)	(971)
Recoveries	118	75	6	—	148	25	284	656
Ending balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887

	Year Ended December 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	413	1,016	(486)	(125)	(122)	(85)	(337)	274
Charge-offs	(133)	(431)	(158)	—	(560)	(63)	(201)	(1,546)
Recoveries	77	173	224	32	130	144	336	1,116
Ending balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305

	Year Ended December 31, 2015
	One-to four Family Residential	Commercial |Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,983	$2,717	$1,333	$510	$2,936	$308	$285	$11,072
Provision	(251)	388	200	(235)	(1,741)	272	(133)	(1,500)
Charge-offs	(536)	(52)	(540)	—	(137)	(9)	(48)	$(1,322)
Recoveries	259	168	104	3	342	32	303	1,211
Ending balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the recorded investment in loans:

	December 31, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$185	$56	$—	$—	$66	$15	$—	$322
Collectively evaluated for impairment	3,833	4,308	616	303	959	488	58	10,565
	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887

Loans Receivable
Individually evaluated for impairment	$3,873	$5,714	$313	$—	$1,443	$291	$—	$11,634
Collectively evaluated for impairment	299,111	445,315	49,648	37,144	99,725	56,785	5,777	993,505
	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139

	December 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$201	$178	$2	$—	$175	$28	$—	$584
Collectively evaluated for impairment	2,611	3,801	675	185	673	571	205	8,721
	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305

Loans Receivable
Individually evaluated for impairment	$3,769	$7,601	$313	$—	$1,682	$306	$—	$13,671
Collectively evaluated for impairment	273,169	284,502	50,087	18,439	58,444	41,397	4,652	730,690
	$276,938	$292,103	$50,400	$18,439	$60,126	$41,703	$4,652	$744,361

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

We do not risk grade consumer purposed loans within all categories for which the individual loan balance is less than $417,000. These loan types provide limited credit information subsequent to origination and therefore may not be properly risk graded within our standard risk grading system. All of our consumer purposed loans are now considered ungraded and will be analyzed on a performing versus non-performing basis. The non-performing ungraded loans will be deemed substandard when determining our classified assets. Consumer purposed loans may include residential loans, home equity loans and lines of credit, residential lot loans, and other consumer loans. This change in risk grading methodology did not have any material impact on our allowance for loan losses calculation.

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

The following tables present the recorded investment in loans by loan grade:

December 31, 2017
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$9,086	$—	$—	$—	$1,665	$11	$10,762
2	1,164	12,360	—	—	904	1,272	—	15,700
3	34,593	78,485	5,312	7,262	9,207	15,117	377	150,353
4	99,816	249,103	3,901	16,294	57,065	25,137	523	451,839
5	22,639	87,745	943	3,111	18,806	13,064	8	146,316
6	1,741	8,623	—	—	2,055	306	—	12,725
7	2,112	5,371	—	—	425	474	—	8,382
	$162,065	$450,773	$10,156	$26,667	$88,462	$57,035	$919	$796,077

Ungraded Loan Exposure:

Performing	$140,013	$256	$39,685	$10,477	$12,623	$41	$4,846	$207,941
Nonperforming	906	—	120	—	83	—	12	1,121
Subtotal	$140,919	$256	$39,805	$10,477	$12,706	$41	$4,858	$209,062

Total	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139
102

December 31, 2016
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$10,203	$—	$—	$—	$431	$—	$10,634
2	—	4,287	—	—	—	1,465	—	5,752
3	27,975	24,626	1,814	586	2,164	2,803	—	59,968
4	75,246	130,857	3,363	10,646	22,293	21,942	51	264,398
5	26,306	95,408	3,476	2,347	17,930	11,344	324	157,135
6	2,587	11,501	—	284	2,470	270	—	17,112
7	1,713	6,686	—	—	869	421	—	9,689
	$133,827	$283,568	$8,653	$13,863	$45,726	$38,676	$375	$524,688

Ungraded Loan Exposure:

Performing	$142,222	$8,535	$41,497	$4,576	$14,149	$3,027	$4,230	$218,236
Nonperforming	889	—	250	—	251	—	47	1,437
Subtotal	$143,111	$8,535	$41,747	$4,576	$14,400	$3,027	$4,277	$219,673

Total	$276,938	$292,103	$50,400	$18,439	$60,126	$41,703	$4,652	$744,361

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$3,941	$591	$562	$5,094	$297,890	$302,984
Commercial real estate	2,093	308	683	3,084	447,945	451,029
Home equity and lines of credit	308	27	120	455	49,506	49,961
Residential construction	501	—	—	501	36,643	37,144
Other construction and land	1,711	21	93	1,825	99,343	101,168
Commercial	488	1	95	584	56,492	57,076
Consumer	27	25	10	62	5,715	5,777
Total	$9,069	$973	$1,563	$11,605	$993,534	$1,005,139

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$4,917	$1,108	$427	$6,452	$270,486	$276,938
Commercial real estate	1,382	1,800	1,638	4,820	287,283	292,103
Home equity and lines of credit	126	44	231	401	49,999	50,400
Residential construction	180	—	—	180	18,259	18,439
Other construction and land	468	—	794	1,262	58,864	60,126
Commercial	368	—	—	368	41,335	41,703
Consumer	62	1	—	63	4,589	4,652
Total	$7,503	$2,953	$3,090	$13,546	$730,815	$744,361

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans:

	December 31, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$2,266	$2,376	$—	$2,625	$2,723	$—
Commercial real estate	4,050	6,119	—	5,526	7,710	—
Home equity and lines of credit	313	428	—	213	328	—
Other construction and land	571	678	—	771	911	—
	$7,200	$9,601	$—	$9,135	$11,672	$—

Loans with a valuation allowance
One-to four-family residential	$1,607	$1,607	$185	$1,144	$1,144	$201
Commercial real estate	1,664	1,664	56	2,075	2,075	178
Home equity and lines of credit	—	—	—	100	100	2
Other construction and land	872	872	66	911	911	175
Commercial	291	291	15	306	306	28
	$4,434	$4,434	$322	$4,536	$4,536	$584

Total
One-to four-family residential	$3,873	$3,983	$185	$3,769	$3,867	$201
Commercial real estate	5,714	7,783	56	7,601	9,785	178
Home equity and lines of credit	313	428	—	313	428	2
Other construction and land	1,443	1,550	66	1,682	1,822	175
Commercial	291	291	15	306	306	28
	$11,634	$14,035	$322	$13,671	$16,208	$584
104

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	For the Year Ended December 31,
	2017		2016		2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$2,415	$116	$2,758	$117	$6,072	$174
Commercial real estate	6,188	128	7,834	116	7,999	299
Home equity and lines of credit	428	55	328	10	213	9
Other construction and land	686	20	923	27	668	30
	$9,717	$319	$11,843	$270	$14,952	$512

Loans with a valuation allowance
One-to-four family residential	$1,642	$75	$1,162	$48	$2,056	$88
Commercial real estate	1,685	87	2,098	82	1,808	82
Home equity and lines of credit	—	—	100	4	100	4
Other construction and land	908	38	1,027	37	1,502	37
Commercial	299	21	312	19	323	19
	$4,534	$221	$4,699	$190	$5,789	$230

Total
One-to-four family residential	$4,057	$191	$3,920	$165	$8,128	$262
Commercial real estate	7,873	215	9,932	198	9,807	381
Home equity and lines of credit	428	55	428	14	313	13
Other construction and land	1,594	58	1,950	64	2,170	67
Commercial	299	21	312	19	323	19
	$14,251	$540	$16,542	$460	$20,741	$742

Nonperforming Loans

The following table summarizes the balances of nonperforming loans. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	December 31,
	2017	2016
	(Dollars in thousands)

One-to-four family residential	$1,421	$1,125
Commercial real estate	2,666	3,536
Home equity loans and lines of credit	120	250
Other construction and land	464	1,042
Commercial	95	41
Consumer	12	47
Non-performing loans	$4,778	$6,041
105

Troubled Debt Restructurings (TDRs)

The following tables summarize TDRs as of the dates indicated:

	December 31, 2017
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$3,452	$—	$3,452
Commercial real estate	3,805	1,438	5,243
Home equity and lines of credit	313	—	313
Other construction and land	1,091	370	1,461
Commercial	291	—	291

	$8,952	$1,808	$10,760

	December 31, 2016
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$3,560	$210	$3,770
Commercial real estate	4,327	2,366	6,693
Home equity and lines of credit	313	—	313
Other construction and land	1,377	206	1,583
Commercial	305	—	305

	$9,882	$2,782	$12,664
106

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the table below:

	For the Year Ended December 31, 2017
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Other construction and land	1	$242	$166
	1	$242	$166

There were no loan modifications that were deemed TDRs at the time of modification during the year ended December 31, 2016.

There were no TDRs that defaulted during the years ending December 31, 2017 or December 31, 2016 and which were modified as TDRs within the previous 12 months.

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

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit which was $22.1 million at December 31, 2017 and $22.2 million at December 31, 2016.

The Company’s loans were concentrated in the following categories:

	December 31,
	2017	2016
Real estate loans:
One- to four-family residential	30.1%	37.3%
Commercial	45.0	39.2
Home equity loans and lines of credit	4.9	6.7
Residential construction	3.7	2.5
Other construction and land	10.1	8.1
Commercial	5.6	5.5
Consumer	0.6	0.7
Total loans, gross	100%	100%

NOTE 8. FIXED ASSETS

Fixed assets are summarized as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Land and improvements	$10,054	$9,201
Buildings	22,452	18,696
Furniture, fixtures, and equipment	8,767	8,429
Construction in process	52	—
Total fixed assets	$41,325	36,326
Less accumulated depreciation	(17,212)	(16,117)
Fixed assets, net	$24,113	$20,209

Depreciation and leasehold amortization expense was $1.4 million, $1.2 million, and $1.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Bank has entered into operating leases in connection with its retail branch operations. These leases expire at various dates through May 2022. Total rental expense was approximately $0.2 million for the years ended December 31, 2017, and approximately $0.1 million for each year ended December 31, 2016 and 2015.

Following is a schedule of approximate annual future minimum lease payments under operating leases that have initial or remaining lease terms in excess of one year (in thousands):

2018	$168
2019	143
2020	69
2021	53
2022	18
Total minimum lease commitments	$451

NOTE 9. REAL ESTATE OWNED

The following tables summarizes real estate owned and changes in the valuation allowance for real estate owned as of and for the periods indicated:

	As of December 31,
(Dollars in thousands)	2017	2016

Real estate owned, gross	$3,585	$5,650
Less: Valuation allowance	1,017	1,424

Real estate owned, net	$2,568	$4,226

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Valuation allowance, beginning	$1,424	$1,372	$1,760
Provision charged to expense	292	655	171
Reduction due to disposal	(699)	(603)	(559)
Valuation allowance, ending	$1,017	$1,424	$1,372

As of December 31, 2017, the Company had $0.5 million in loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of December 31, 2017, the Company had $0.3 million of residential real estate properties included in real estate owned.

NOTE 10. BANK OWNED LIFE INSURANCE (“BOLI”)

The following table summarizes the composition of our BOLI:

	December 31,
	2017	2016
	(Dollars in thousands)
Separate account	$2,504	$12,548
General account	18,491	17,944
Hybrid	11,155	855
Total	$32,150	$31,347

The assets of the separate account are invested in the PIMCO Mortgage-backed Securities Account which is composed primarily of Treasury and Agency mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1. The assets of the general account are invested in six different insurance carriers with ratings ranging from A+ to A++. The assets of the hybrid account are invested in two different insurance carriers with ratings ranging from A+ to A++. Certain BOLI holdings were reallocated during 2017 from the separate account to the higher yielding hybrid account as allowed by the individual policies.

NOTE 11. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets with the exception of $3.6 million, $2.7 million, and $2.2 million as of December 31, 2017, 2016, and 2015, respectively, for which loan sale accounting did not apply. The unpaid principal balances of mortgage and SBA loans serviced for others is detailed below.

December 31,
2017	2016	2015
(Dollars in thousands)
$276,782	$264,264	$251,492

The following summarizes the activity in the balance of loan servicing rights:

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Loan servicing rights, beginning of period	$2,603	$2,344	$2,187
Capitalization from loans sold	618	604	544
Fair value adjustment	(465)	(345)	(387)
Loan servicing rights, end of period	$2,756	$2,603	$2,344

The Company held custodial escrow deposits of $0.5 million and $0.4 million for loan servicing accounts at December 31, 2017 and 2016, respectively.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had $23.9 million and $2.1 million of goodwill as of December 31, 2017 and 2016, respectively. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended December 31,
	2017	2016
	Dollars in thousands
Balance at beginning of period	$2,065	$711
Additions:
Prior acquisitions measurement period adjustments	63	—
Goodwill from current year acquisitions	21,775	1,354
Balance at end of period	$23,903	$2,065

The Company had $4.3 million and $1.0 million of core deposit intangibles as of December 31, 2017 and 2016, respectively. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	Years Ended December 31,
	2017	2016
	Dollars in thousands
Gross balance at beginning of period	$1,120	$590
Additions from acquisitions	3,720	530
Gross balance at end of period	4,840	1,120
Less accumulated amortization	(571)	(141)
Core deposit intangible, net	$4,269	$979

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is $0.7 million per year.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

		Fair Value
	Balance Sheet Location	December 31, 2017	December 31, 2016
Designated as hedges:
Cash flow hedge of borrowings - interest rate swap	Other assets	$561	$476
Total		$561	$476

Not designated as hedges:
Mortgage banking - loan commitment	Other assets	$45	$41
Mortgage banking - forward sales commitment	Other assets	28	19
Total		$73	$60

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffectiveness of the cash flow hedge is recognized through earnings. There was no ineffectiveness in 2017 or 2016.

The table below presents the effect of the Company’s cash flow hedge on the Consolidated Statement of Income (in thousands).

	Amount of Gain(Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion)		Gain(Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	December 31,			December 31,
	2017	2016	Location	2017	2016
Interest rate swap	$432	$300	Interest Expense	$(14)	$32

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

NOTE 14. DEPOSITS

The following table summarizes deposit balances and the related interest expense by type of deposit:

	As of and for the Year Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$179,457	$—	$139,136	$—	$121,062	$—
Interest-bearing demand	226,718	228	122,271	160	103,198	136
Money market	308,767	1,022	239,387	770	180,377	558
Savings	50,500	53	40,014	49	35,838	33
Time deposits	396,735	3,171	289,205	2,985	276,142	3,607
	$1,162,177	$4,474	$830,013	$3,964	$716,617	$4,334

Contractual maturities of time deposit accounts are summarized as follows:

December 31, 2017
(Dollars in thousands)
2018	$218,382
2019	66,023
2020	47,942
2021	34,469
2022	16,081
Thereafter	13,838
$396,735
113

The following table presents the activity related to the fair value premium on acquired time deposits:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Time deposit premium, beginning of period	$420	$30	$—
Additional premium for acquisitions	1,534	648	30
Accretion	(852)	(258)	—
Time deposit premium, end of period	$1,102	$420	$30

The Company had time deposit accounts in amounts of $250 thousand or more totaling $55.8 million and $46.9 million at December 31, 2017 and 2016, respectively.

The Company held brokered deposits of approximately $30.8 million and $14.8 million at December 31, 2017 and 2016, respectively.

The Company had deposits from related parties of $1.6 million and $2.2 million at December 31, 2017 and 2016, respectively.

NOTE 15. BORROWINGS

The Company has total credit availability with the FHLB of up to 30% of assets, subject to the availability of qualified collateral. As collateral for these borrowings, the Company pledges certain investment securities, its FHLB stock, and its entire loan portfolio of qualifying mortgages (as defined) under a blanket collateral agreement with the FHLB. At December 31, 2017, the Company had unused borrowing capacity with the FHLB of $13.9 million based on collateral pledged at that date. The Company has total additional credit availability with FHLB of $202.2 million as of December 31, 2017, if additional collateral was available and pledged.

The following tables summarize the outstanding FHLB advances as of the dates indicated:

December 31, 2017
Balance	Type	Rate	Maturity
(Dollars in thousands)
$5,000	Fixed Rate	1.29%	1/5/2018
20,000	Fixed Rate	1.37%	2/8/2018
20,500	Adjustable rate	1.48%	5/24/2018
15,000	Adjustable rate	1.60%	3/29/2018
5,000	Fixed Rate	1.29%	4/2/2018
20,000	Fixed Rate	1.37%	4/16/2018
25,000	Fixed Rate	1.36%	5/7/2018
50,000	Fixed Rate	1.59%	5/24/2018
5,000	Fixed Rate	1.26%	6/5/2018
5,000	Fixed Rate	1.39%	6/6/2018
10,000	Fixed Rate	0.84%	6/29/2018
5,000	Fixed Rate	1.40%	7/2/2018
5,000	Fixed Rate	1.38%	7/2/2018
10,000	Fixed Rate	1.52%	9/28/2018
5,000	Fixed Rate	1.51%	12/31/2018
1,000	Fixed Rate	1.62%	5/13/2019
2,000	Fixed Rate	1.53%	6/12/2019
10,000	Fixed Rate	2.12%	12/30/2019
5,000	Fixed Rate	2.12%	12/30/2019
$223,500		1.48%
December 31, 2016
Balance	Type	Rate	Maturity
(Dollars in thousands)
$5,000	Fixed Rate	0.58%	1/3/2017
5,000	Fixed Rate	0.44%	1/3/2017
50,000	Fixed Rate	0.49%	1/5/2017
30,000	Fixed Rate	0.64%	1/15/2017
15,000	Fixed Rate	0.63%	1/17/2017
25,000	Fixed Rate	0.64%	1/23/2017
20,000	Fixed Rate	0.56%	2/7/2017
5,000	Fixed Rate	0.58%	3/28/2017
15,000	Adjustable Rate	0.56%	3/29/2017
5,000	Fixed Rate	0.80%	3/31/2017
5,000	Fixed Rate	0.60%	4/3/2017
10,000	Fixed Rate	0.60%	4/6/2017
1,000	Fixed Rate	0.87%	5/11/2017
20,500	Adjustable Rate	0.73%	5/23/2017
5,000	Fixed Rate	0.82%	6/6/2017
2,000	Fixed Rate	1.02%	6/12/2017
5,000	Fixed Rate	0.76%	6/30/2017
25,000	Fixed Rate	0.77%	8/7/2017
10,000	Fixed Rate	0.82%	9/28/2017
10,000	Fixed Rate	0.77%	12/29/2017
5,000	Fixed Rate	0.78%	12/30/2017
5,000	Fixed Rate	1.26%	6/5/2018
10,000	Fixed Rate	0.84%	6/29/2018
5,000	Fixed Rate	1.40%	7/1/2018
5,000	Fixed Rate	1.51%	12/31/2018
$298,500		0.68%
115

To add stability to net interest revenue and manage our exposure to interest rate movement on our adjustable rate advances, we entered into two FHLB advance interest rate swaps in 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates were 0.96% and 1.36% at December 31, 2017 for the adjustable rate advances maturing March 29, 2018 and May 24, 2018, respectively.

The scheduled annual maturities of FHLB advances and respective weighted average rates are as follows:

December 31, 2017
Year	Balance	Weighted Average Rate
(Dollars in thousands)
2018	205,500	1.43%
2019	18,000	2.02%
	$223,500	1.48%

The Company also maintained approximately $48.3 million and $48.9 million in borrowing capacity with the FRB discount window as of December 31, 2017 and 2016, respectively. The Company had no FRB discount window borrowings outstanding at December 31, 2017 or 2016. The rate charged on discount window borrowings is currently the Fed Funds target rate plus 0.50% (i.e., 2.00% as of December 31, 2017).

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of December 31, 2017.

The Company also had other borrowings of $3.6 million and $2.7 million at December 31, 2017, and 2016, respectively, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

NOTE 16. JUNIOR SUBORDINATED DEBT

The Company issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for the Company. The notes accrue interest quarterly at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% at December 31, 2017 and 2016. The notes mature on March 30, 2034.

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

The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. As of December 31, 2017, the Company was current on all interest payments due.

NOTE 17. EMPLOYEE BENEFIT PLANS

The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have attained the age of 21. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company matches employee contributions based on the plan guidelines. The Company contribution totaled $0.6 million, $0.5 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015.

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

A summary of the key terms and accounting for each plan are as follows:

•	Supplemental Executive Retirement Plan (“SERP”) – provides a post-retirement income stream to several current and former executives. The estimated present value of the future benefits to be paid during a post-retirement period of 216 months is accrued over the period from the effective date of the agreement to the expected date of retirement. The SERP is an unfunded plan and is considered a general contractual obligation of the Company. The Company recorded expense related to the SERP utilizing a discount rate of 4.0% for the years ended December 31, 2017, 2016, and 2015.

•	CAP Equity Plan – provides a post-retirement benefit payable in cash to several current and former officers and directors. During 2015, the Company funded a Rabbi Trust to seek to generate returns that will fund the cost of certain deferred compensation agreements associated with the Plan. Some Plan participants elected to have their benefits tied to the value of specific assets, including, for example, the Company’s common stock. The remaining participants elected to continue receiving interest of 8% which is accrued on such participant’s unpaid balance after termination from the Company, subject to the terms of the Plan. The Plan was frozen in 2009, and no additional deferrals are allowed.
117

•	Director Consultation Plan – provides a post-retirement monthly benefit for continuing to provide consulting services as needed. The gross amounts of the future payments are accrued.

•	Life Insurance Plan – provides an endorsement split dollar benefit to several current and former executives, under which the Company has agreed to maintain an insurance policy during the executive’s retirement and to provide the executive with a death benefit. The estimated cost of insurance for the portion of the policy expected to be paid as a split dollar death benefit in each post-retirement year is measured for the period between expected retirement age and the earlier of (a) expected mortality and (b) age 95. The resulting amount is then allocated on a present value basis to the period ending on the participant’s full eligibility date. A discount rate of 4% and life expectancy based on the 2001 Valuation Basic Table has been assumed.

The following table summarizes the liabilities for each plan as of the dates indicated:

	December 31,
	2017	2016
	(Dollars in thousands)
SERP	$4,288	$4,417
CAP Equity	4,708	4,718
Director Consultation	246	252
Life Insurance	932	824
	$10,174	$10,211

The expense related to the plans noted above totaled $0.6 million, $0.8 million, and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Share-based compensation expense related to stock options and restricted stock units recognized was $0.9 million for the years ended December 31, 2017 and 2016, and $0.1 million for the year ended December 31, 2015.

The table below presents stock option activity and related information:

	Restricted Stock		Options
(Dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
December 31, 2015	157,100	$18.55	366,000	$18.55
Granted	26,300	17.49	57,400	17.52
Vested/Exercised	(30,220)	18.55	—	—
Forfeited	(7,600)	18.55	(16,200)	18.55
December 31, 2016	145,580	18.36	407,200	18.41
Granted	18,600	25.76	40,900	25.92
Vested/Exercised	(33,780)	18.39	(3,600)	18.55
Forfeited	(5,200)	18.55	(11,200)	18.55
December 31, 2017	125,200	19.44	433,300	19.11	8.16	$4,409

Vested/Exercisable at December 31, 2017	—	$—	145,480	$18.47	7.97	$1,568
118

The following is a summary of stock options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
Shares	Range	Wtd Ave Price	Ave Remaining Life	Shares	Wtd Ave Price	Ave Remaining Life
5,000	$16.00-17.00	$16.75	8.14	1,000	$16.75	8.14
40,500	17.01-18.00	17.45	8.41	8,100	17.45	8.41
346,900	18.01-18.55	18.54	7.95	136,380	18.54	7.94
29,000	18.56-25.00	24.02	9.55	—	—	—
11,900	25.01-30.55	30.55	9.98	—	—	—
433,300		19.11	8.16	145,480	18.47	7.97

The weighted average fair value of options granted in 2017 and 2016 was $5.30 and $3.02, respectively. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The Company is a newly public company as defined by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110. As such, the expected term of the options is based on a calculated average life using the “simplified method.”

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted:

	2017	2016
Fair value per option	$5.30	$3.02
Expected life (years)	6.5 years	6.5 years
Expected stock price volatility	13%	12%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.19%	1.57%
Expected forfeiture rate	0.00%	0.00%

At December 31, 2017, the Company had $3.3 million of unrecognized compensation expense related to stock options and restricted stock. The remaining period over which compensation cost related to unvested stock options and restricted stock is expected to be recognized is 3.26 years at December 31, 2017. All unexercised options expire ten years after the grant date.

NOTE 20. INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Reform. The Tax Reform includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

The Company recognized the income tax effects of the Tax Reform in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Reform was signed into law. SAB 118 requires a company’s financial results to reflect the income tax effects of the Tax Reform for which the accounting is complete and provisional amounts for those specific income tax effects of the Tax Reform for which the accounting is incomplete but a reasonable estimate could be determined. As such, the Company has recorded a provisional amount totaling $4.9 million related to the revaluation of its deferred tax assets and liabilities and expects the accounting to be completed no later than the fourth quarter of 2018. The final amount may differ from the provisional amount due to additional analysis or changes in interpretation by management or federal regulatory guidance that may be issued.

Income tax expense (benefit) is summarized as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current
Federal	$365	$549	$(150)
State	66	24	—
Deferred
Federal	6,729	2,370	2,252
State	368	552	109
Change in valuation allowance	—	—	(18,950)
Total income tax expense (benefit)	$7,528	$3,495	$(16,739)

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 35% to income before income taxes for the periods indicated is reconciled as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Computed income tax expense	$3,537	$3,455	$2,480
Deferred tax valuation allowance	—	—	(18,950)
State income tax, net of federal benefit	282	218	165
Nontaxable municipal security income	(1,036)	(544)	(126)
Nontaxable BOLI income	(243)	(107)	(160)
Change in federal and state rates applied to deferreds	4,871	353	—
Low income housing tax credit investments	(44)	—	—
Other	161	120	(148)
Actual income tax expense (benefit)	$7,528	$3,495	$(16,739)

Effective tax rate	74.5%	35.4%	-236.2%
120

The components of net deferred taxes as of the periods indicated are summarized as follows:

	As of December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,356	$3,245
Deferred compensation and post employment benefits	1,993	3,365
Non-accrual interest	204	375
Valuation reserve for other real estate	346	693
North Carolina NOL carryover	475	557
Federal NOL carryover	3,507	8,560
AMT credit carryforward	645	414
Unrealized losses on securities	149	3,255
Loan basis differences	77	238
Deposit premium	104	155
Fixed assets	63	—
Other	1,009	966
Total deferred tax assets	10,928	21,823

Deferred tax liabilities:
Fixed assets	—	263
Loan servicing rights	620	962
Goodwill	126	18
Core deposit intangible	37	158
Deferred loan costs	757	1,002
Prepaid expenses	31	57
Unrealized gains on securities	377	201
Derivative instruments	128	176
Other	21	1
Total deferred tax liabilities	2,097	2,838

Net deferred tax asset	$8,831	$18,985

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $4.9 million increase in income tax expense for the year ended December 31, 2017 and a corresponding $4.9 million decrease in net deferred tax assets as of December 31, 2017.  In addition, the Company recognized reductions in its net deferred tax assets of approximately $0.1 and $0.4 million during both the years ended December 31, 2017 and 2016 as a result of a reduction in the expected North Carolina income tax rate from 3.0% to 2.5% and from 4.0% to 3.0%, respectively.

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

As of December 31, 2016, $0.2 million in valuation allowance related to net deferred tax assets on investment securities remained in accumulated other comprehensive income. This valuation allowance was recognized as tax expense upon the sale or maturity of the individual securities and was fully recognized as of December 31, 2017.

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses:

	As of December 31, 2017
(Dollars in thousands)	Amount	Expiration Dates
Federal	$16,702	2031-2034
North Carolina	$24,060	2026-2029

The Company is subject to examination for federal and state purposes for the tax years 2014 through 2017. As of December 31, 2017 and 2016, the Company does not have any material unrecognized tax positions.

NOTE 21. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016
Numerator:
Net income	$2,579	$6,376
Denominator:
Weighted-average common shares outstanding - basic	6,561,699	6,477,284
Effect of dilutive stock options	54,248	—
Effect of dilutive restricted stock units	42,667	12,647
Weighted-average common shares outstanding - diluted	6,658,614	6,489,931

Earnings per share - basic	$0.39	$0.98
Earnings per share - diluted	$0.39	$0.98

The average market price used in calculating the assumed number of dilutive shares issued related to stock options for the years ended December 31, 2017 and 2016 was $24.30 and $17.93, respectively. The average stock price was less than the exercise price for 11,900 options in the year ended December 31, 2017. As a result, these stock options are not deemed dilutive in calculating diluted earnings per share for the periods. All stock options in the year ended December 31, 2016, had exercise prices in excess of the average stock price.

NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the years ended December 31:

(Dollars in thousands)	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total

Balance, December 31, 2014	$(236)	$(1,165)	$(868)	$—	$(2,269)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	289	—	289
Change in unrealized holding gains/losses on securities available for sale	(166)	—	—	—	(166)
Reclassification adjustment for net securities gains included in net income	(403)	—	—	—	(403)
Amortization of unrealized losses on securities transferred to held to maturity	—	984	—	—	984
Income tax expense (benefit)	211	(382)	—	—	(171)
Balance, December 31, 2015	$(594)	$(563)	$(579)	$—	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	377	—	377
Change in unrealized holding gains/losses on securities available for sale	(6,652)	—	—	—	(6,652)
Reclassification adjustment for net securities gains included in net income	(1,216)	—	—	—	(1,216)
Amortization of unrealized losses on securities transferred to held to maturity	—	578	—	—	578
Reduction in unrealized losses related to held to maturity securities transferred to available-for-sale	—	325	—	—	325
Change in unrealized holding gains/losses on cash flow hedge	—	—	—	444	444
Reclassification adjustment for cash flow hedge effectiveness	—	—	—	32	32
Income tax expense (benefit)	2,908	(340)	—	(176)	2,392
Balance, December 31, 2016	$(5,554)	$—	$(202)	$300	$(5,456)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	202	—	202
Change in unrealized holding gains/losses on securities available for sale	6,347	—	—	—	6,347
Reclassification adjustment for net securities losses included in net income	1,102	—	—	—	1,102
Reclassification adjustment for other than temporary impairment of securities available for sale	757	—	—	—	757
Change in unrealized holding gains on cash flow hedge	—	—	—	99	99
Reclassification adjustment for cash flow hedge effectiveness	—			(14)	(14)
Income tax expense (benefit)	(3,107)	—	—	47	(3,060)
Balance, December 31, 2017	$(455)	$—	$—	$432	$(23)
123

The following table shows the line items in the Consolidated Statements of Operations affected by amounts reclassified from accumulated other comprehensive income (loss):

	Year Ended December 31,			Income Statement
(Dollars in thousands)	2017	2016	2015	Line Item Affected
Available-for-sale securities
Gains(losses) recognized	$(1,102)	$1,216	$403	Gain (loss) on sale of investments, net
Other than temporary impairment	(757)			Other than temporary impairment on investments
Income tax effect	678	(449)	(152)	Income tax expense (benefit)
Reclassified out of AOCI, net of tax	(1,181)	767	251	Net income

Held-to-maturity securities
Amortization of unrealized losses	—	(578)	(984)	Interest income - taxable securities
Increase related to transfer from AFS	—	—	—	Interest income - taxable securities
Reduction related to transfer to AFS	—	(325)	—	Interest income - taxable securities
Income tax effect	—	340	382	Income tax expense
Reclassified out of AOCI, net of tax	—	(563)	(602)	Net income

Cash flow hedge
Interest expense - effective portion	(20)	(16)	—	Interest expense - FHLB advances
Interest expense - effective portion	34	(16)	—	Interest expense - Junior subordinated notes
Income tax effect	5	12	—	Income tax expense
Reclassified out of AOCI, net of tax	19	(20)	—	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	202	377	289	Income tax expense

Total reclassified out of AOCI, net of tax	$(960)	$561	$(62)	Net income

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at December 31, 2017 and December 31, 2016.

Following are the required and actual capital amounts and ratios for the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage Capital	$136,280	8.79%	$61,994	>4.0%	$77,492	>5%
Common Equity Tier 1 Capital	$136,280	11.92%	$65,729	>5.75%	$74,303	>6.5%
Tier 1 Risk-based Capital	$136,280	11.92%	$82,876	>7.25%	$91,450	>8%
Total Risk-based Capital	$147,266	12.88%	$105,739	>9.25%	$114,312	>10%

As of December 31, 2016:
Tier 1 Leverage Capital	$138,402	11.06%	$50,034	>4.0%	$62,542	>5%
Common Equity Tier 1 Capital	$138,402	16.33%	$38,150	>5.125%	$55,106	>6.5%
Tier 1 Risk-based Capital	$138,402	16.33%	$50,867	>6.625%	$67,823	>8%
Total Risk-based Capital	$147,807	17.43%	$67,823	>8.625%	$84,778	>10%

(1) – As of December 31, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

Following are the required and actual capital amounts and ratios for the Company:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2017:
Tier I Leverage Capital	$134,470	8.68%	$61,967	>4.0%
Common Equity Tier 1 Capital	$120,861	10.57%	$65,775	>5.75%
Tier I Risk-based Capital	$134,470	11.76%	$82,934	>7.25%
Total Risk Based Capital	$145,457	12.72%	$105,812	>9.25%

As of December 31, 2016:
Tier I Leverage Capital	$141,013	11.28%	$50,200	>4.0%
Common Equity Tier 1 Capital	$130,079	15.33%	$38,188	>5.125%
Tier I Risk-based Capital	$141,013	16.62%	$50,918	>6.625%
Total Risk Based Capital	$150,418	17.72%	$67,891	>8.625%

(1) – As of December 31, 2017, includes capital conservation buffer of 1.25%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

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

The following summarizes the Company’s approximate commitments to extend credit:

December 31, 2017
(Dollars in thousands)
Lines of credit	$139,974
Standby letters of credit	1,677

$141,651
126

The Company had outstanding commitments to originate loans as follows:

	December 31, 2017
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$47,184	3.10% to 6.99%
Variable	11,686	3.99% to 7.00%
	$58,870

The allowance for unfunded commitments was $0.1 million at December 31, 2017 and 2016.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of December 31, 2017 and 2016.

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
127

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

128

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

129

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

BOLI

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

130

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$6,095	$—	$—	$6,095
Securities available for sale:
U.S. Treasury & Government Agencies	2,496	17,022	—	19,518
Municipal Securities	—	94,863	—	94,863
Mortgage-backed Securities - Guaranteed	—	139,760	—	139,760
Mortgage-backed Securities - Non Guaranteed	—	63,275	—	63,275
Collateralized Loan Obligations	—	5,539	—	5,539
Corporate bonds	—	18,799	492	19,291
Mutual funds	617	—	—	617
Total securities available for sale	3,113	339,258	492	342,863

Loan servicing rights	—	—	2,756	2,756
Derivative assets	—	561	—	561
Forward sales commitments	—	—	28	28
Interest rate lock commitments	—	—	45	45

Total assets	$9,208	$339,819	$3,321	$352,348
131

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Trading account assets	$5,211	$—	$—	$5,211
Securities available for sale:
U.S. Treasury & Government Agencies	2,514	12,107	—	14,621
Municipal Securities	—	146,771	—	146,771
Mortgage-backed Securities - Guaranteed	—	160,181	—	160,181
Mortgage-backed Securities - Non Guaranteed	—	57,756	—	57,756
Corporate bonds	—	16,214	2,144	18,358
Mutual funds	604	—	—	604
Total securities available for sale	3,118	393,029	2,144	398,291

Loan servicing rights	—	—	2,603	2,603
Derivative assets	—	476	—	476
Forward sales commitments	—	—	19	19
Interest rate lock commitments	—	—	41	41

Total assets	$8,329	$393,505	$4,807	$406,641

There were no liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

The following table presents the changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$4,807	$2,390	$2,248

Corporate bonds
Fair value adjustment	1	—	—
Transfers from HTM	—	2,144	—
Transfer to Level 2	(1,087)	—	—
Sold	(566)	—	—

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	618	604	544
Fair value adjustment	(465)	(345)	(387)

Mortgage derivative gains (losses) included in other income	13	14	(15)

Balance at end of year	$3,321	$4,807	$2,390
132

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either December 31, 2017 or 2016.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,266	$2,266
Commercial real estate	—	—	4,050	4,050
Home equity loans and lines of credit	—	—	313	313
Other construction and land	—	—	571	571

Real estate owned:
One-to four family residential	—	—	288	288
Commercial real estate	—	—	544	544
Other construction and land	—	—	1,736	1,736

Total assets	$—	$—	$9,768	$9,768

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,205	$2,205
Commercial real estate	—	—	6,329	6,329
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	809	809

Real estate owned:
One-to four family residential	—	—	1,336	1,336
Commercial real estate	—	—	722	722
Other construction and land	—	—	2,168	2,168

Total assets	$—	$—	$13,782	$13,782

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 or 2016.

Impaired loans totaling $4.4 million at December 31, 2017 and $4.6 million at December 31, 2016, were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

133

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2017.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0 – 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0-8%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5 – 35%
		Discount rate	12-14%
SBIC	Indicative value provided by fund	Current operations and financial condition	0%-13%

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at December 31, 2017
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$109,467	$109,467	$109,467	$—	$—
Trading securities	6,095	6,095	6,095	—	—
Securities available for sale	342,863	342,863	3,113	339,258	492
Loans held for sale	3,845	4,211	—	4,211	—
Loans receivable, net	1,005,139	992,993	—	—	992,993
Other investments, at cost	12,386	12,386	—	12,386	—
Accrued interest receivable	5,405	5,405	—	5,405	—
BOLI	32,150	32,150	—	32,150	—
Loan servicing rights	2,756	2,756	—	—	2,756
Forward sales commitments	28	28	—	—	28
Interest rate lock commitments	45	45	—	—	45
Derivative asset	561	561	—	561	—
SBIC investments	3,491	3,491	—	—	3,491

Liabilities:
Demand deposits	$765,442	$765,442	$—	$765,442	$—
Time deposits	396,735	390,806	—	—	390,806
FHLB advances	223,500	223,627	—	223,627	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	8,623	8,620	—	8,620	—
Accrued interest payable	935	935	—	935	—
134

		Fair Value Measurements at December 31, 2016
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$43,294	$43,294	$43,294	$—	$—
Trading securities	5,211	5,211	5,211	—	—
Securities available for sale	398,291	398,291	3,118	393,029	2,144
Loans held for sale	4,584	5,093	—	5,093	—
Loans receivable, net	744,361	741,612	—	—	741,612
Other investments, at cost	15,261	15,261	—	15,261	—
Accrued interest receivable	5,012	5,012	—	5,012	—
Bank owned life insurance	31,347	31,347	—	31,347	—
Loan servicing rights	2,603	2,603	—	—	2,603
Forward sales commitments	19	19	—	—	19
Interest rate lock commitments	41	41	—	—	41
Derivative asset	476	476	—	476	—
SBIC investments	1,655	1,655	—	—	1,655

Liabilities:
Demand deposits	$540,808	$540,808	$—	$540,808	$—
Time deposits	289,205	286,611	—	—	286,611
Federal Home Loan Bank advances	298,500	298,667	—	298,667	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	2,725	2,907	—	2,907	—
Accrued interest payable	254	254	—	254	—

NOTE 26. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock. On February 24, 2017, the Company announced the extension of the stock repurchase program through February 23, 2018. As of March 15, 2018, the stock repurchase program has not been further extended.

The following table summarizes share repurchase activity through December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	222,750
February 1, 2017 to February 28, 2017	—	$—	—	222,750
March 1, 2017 to March 31, 2017	13,000	$23.12	13,000	209,750
April 1, 2017 to June 30, 2017	—	$—	—	209,750
July 1, 2017 to September 30, 2017	—	$—	—	209,750
October 1, 2017 to December 31, 2017	—	$—	—	209,750
Total year-to-date 2017	13,000	$23.12	13,000	209,750
135

NOTE 27. PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Entegra Financial Corp. (parent company only):

Condensed Balance Sheets

	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash	$3,244	$3,137
Equity investment in subsidiary	167,252	144,011
Equity investment in trust	433	433
Other assets	624	508

Total assets	$171,553	$148,089

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$14,433	$14,433
Other borrowings	5,000	—
Other liabilities	807	588
Shareholders’ equity	151,313	133,068

Total liabilities and shareholders’ equity	$171,553	$148,089
136

Condensed Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income
Interest income	$56	$81	$190
Dividends from subsidiary	20,630	510	114
	20,686	591	304

Expenses
Interest	626	532	458
Other	361	358	259
	987	890	717
Income (loss) before income taxes and equity in undistributed income of subsidiary	19,699	(299)	(413)
Income tax benefit allocated from consolidated income tax return	326	283	180
Income (loss) before equity in undistributed income (loss) of subsidiary	20,025	(16)	(233)
Equity in undistributed income (loss) of subsidiary	(17,446)	6,392	24,058
Net income	$2,579	$6,376	$23,825
137

Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Operating activities:
Net income	$2,579	$6,376	$23,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiary	17,446	(6,392)	(24,058)
(Increase) decrease in other assets	(97)	55	(19)
Increase in other liabilities	166	97	354
Net cash provided by operating activities	$20,094	$136	$102

Investing activities:
Investment in subsidiary	$(25,448)	$(13,486)	$—
Net cash used in investing activities	$(25,448)	$(13,486)	$—

Financing activities:
Proceeds from other borrowings	$5,000	$—	$—
Cash paid to tax authorities for shares surrendered upon vesting of restricted stock units	(149)	(87)	—
Cash paid to tax authorities for shares surrendered upon exercise of stock options	(6)	—	—
Repurchase of stock	(301)	(1,835)	—
Purchase of common stock for Rabbi Trust	—	—	(279)
Reimbursement from bank subsidiary for share-based compensation	917	864	70
Net cash provided by (used in) financing activities	$5,461	$(1,058)	$(209)

Increase (decrease) in cash and cash equivalents	107	(14,408)	(107)

Cash and cash equivalents, beginning of year	3,137	17,545	17,652
Cash and cash equivalents, end of year	$3,244	$3,137	$17,545

Noncash investing and financing activities:
Transfer of Rabbi Trust investments to Company stock	$100	$—	$—
Common stock issued in acquisitions	$9,872	$—	$—
138

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

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

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

139

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

140

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Description

2	Plan of Conversion, incorporated by reference to Exhibit 2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

4	Form of Common Stock Certificate of Entegra Financial Corp., incorporated by reference to Exhibit 4 of the Registration Statement on Form S-1/A, filed with the SEC on June 27, 2014 (SEC File No. 333-194641).

10.1	Employment and Change of Control Agreement, dated as of October 9, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Roger D. Plemens, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on October 15, 2014 (SEC File No. 001-35302)*

10.2	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and Ryan M. Scaggs, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.3	Employment and Change of Control Agreement, dated as of November 1, 2014, by and among Entegra Financial Corp., Macon Bank, Inc., and David A. Bright, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on November 6, 2014 (SEC File No. 001-35302)*

10.4	Form of Macon Bank, Inc. Severance and Non-Competition Agreement between Macon Bank, Inc. and each of (i) Carolyn H. Huscusson, (ii) Bobby D. Sanders, II, (iii) Laura W. Clark, and (iv) Marcia J. Ringle, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).*

10.5	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.6	Guarantee Agreement, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).
141

10.7	Junior Subordinated Indenture, regarding Trust Preferred Securities, dated as of December 30, 2003 incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

10.8	Salary Continuation Agreement between Macon Bank, Inc. and Carolyn H. Huscusson, dated November 6, 2007, incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.9	Salary Continuation Agreement between Macon Bank, Inc. and Roger D. Plemens, dated June 23, 2003, incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A, filed with the SEC on May 14, 2014 (SEC File No. 333-194641).*

10.10	Entegra Financial Corp. 2015 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on May 21, 2015. (SEC File No. 001-35302).*

10.11	Tax Benefits Preservation Plan, dated as of November 16, 2015, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

10.12	Macon Bank, Inc. Long-Term Capital Appreciation Plan, as amended and restated, dated December 15, 2004, incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.13	First Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated December 10, 2008, incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.14	Second Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated March 16, 2011, incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.15	Third Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 26, 2015, incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K, filed with the SEC on March 15, 2016. (SEC File No. 001-35302).

10.16	Fourth Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 22, 2018.

12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges

21	Schedule of Subsidiaries.

23.1	Consent of Dixon Hughes Goodman LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	Management contract or compensatory plan, contract or arrangement.
142

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEGRA FINANCIAL CORP.

Date:	March 16, 2018	/s/ Roger D. Plemens
Roger D. Plemens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Plemens	President, Chief Executive Officer and Director	March 16, 2018
Roger D. Plemens	(Principal Executive Officer)

/s/ David A. Bright	Executive Vice President and Chief Financial Officer	March 16, 2018
David A. Bright	(Principal Financial and Accounting Officer)

/s/ Fred H. Jones	Chairman of the Board	March 16, 2018
Fred H. Jones

/s/ Douglas Kroske	Director	March 16, 2018
Douglas Kroske

/s/ Ronald D. Beale	Vice-chairman of the Board	March 16, 2018
Ronald D. Beale

/s/ Louis E. Buck, Jr.	Director	March 16, 2018
Louis E. Buck, Jr.

/s/ Adam W. Burrell	Director	March 16, 2018
Adam W. Burrell

/s/ R. Matthew Dunbar	Director	March 16, 2018
R. Matthew Dunbar

/s/ Charles M. Edwards	Director	March 16, 2018
Charles M. Edwards

/s/ Jim M. Garner	Director	March 16, 2018
Jim M. Garner

/s/ Beverly W. Mason	Director	March 16, 2018
Beverly W. Mason

/s/ Craig A. Fowler	Director	March 16, 2018
Craig A. Fowler
143