Form 10-Q
period 2018-03-31
Entegra Financial Corp.
filed 2018-05-09
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2018

Commission File Number: 001-35302

Entegra Financial Corp.

(Exact name of registrant as specified in its charter)

North Carolina	45-2460660
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 One Center Court,
Franklin, North Carolina	28734
(Address of principal executive offices)	(Zip Code)

(828) 524-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 7, 2018, 6,888,415 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2018	2017
Assets

Cash and due from banks	$7,602	$15,534
Interest-earning deposits	115,995	93,933
Cash and cash equivalents	123,597	109,467

Investments - equity securities	6,609	6,095
Investments - available for sale	339,816	342,863
Other investments, at cost	12,464	12,386
Loans held for sale	4,024	3,845
Loans receivable, net	1,035,649	1,005,139
Allowance for loan losses	(11,167)	(10,887)
Fixed assets, net	24,101	24,113
Real estate owned	2,874	2,568
Accrued interest receivable	5,539	5,405
Bank owned life insurance	32,349	32,150
Small Business Investment Company holdings	3,559	3,491
Net deferred tax asset	8,903	8,831
Loan servicing rights	2,726	2,756
Goodwill	23,903	23,903
Core deposit intangible	4,096	4,269
Other assets	6,402	5,055

Total assets	$1,625,444	$1,581,449

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$1,205,908	$1,162,177
Federal Home Loan Bank advances	223,500	223,500
Junior subordinated notes	14,433	14,433
Other borrowings	9,085	8,623
Post employment benefits	10,011	10,174
Accrued interest payable	765	935
Other liabilities	9,866	10,294
Total liabilities	1,473,568	1,430,136

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,888,415 and 6,879,191 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock held by Rabbi Trust, at cost; 17,672 shares at March 31, 2018 and December 31, 2017	(379)	(379)
Additional paid in capital	73,360	72,997
Retained earnings	82,291	78,718
Accumulated other comprehensive loss	(3,396)	(23)
Total shareholders’ equity	151,876	151,313

Total liabilities and shareholders’ equity	$1,625,444	$1,581,449

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$11,892	$8,476
Interest on tax exempt loans	92	89
Taxable securities	1,789	1,759
Tax-exempt securities	550	731
Interest-earning deposits	349	116
Other	170	172
Total interest income	14,842	11,343

Interest expense:
Deposits	1,382	1,028
Federal Home Loan Bank advances	820	530
Junior subordinated notes	138	137
Other borrowings	109	30
Total interest expense	2,449	1,725

Net interest income	12,393	9,618

Provision for loan losses	361	315
Net interest income after provision for loan losses	12,032	9,303

Noninterest income:
Servicing income, net	94	95
Mortgage banking	239	220
Gain on sale of SBA loans	61	142
Gain (loss) on sale of investments, net	(12)	7
Equity securities gains (losses)	(53)	207
Other than temporary impairment on available-for-sale securities	—	(700)
Service charges on deposit accounts	431	391
Interchange fees	248	166
Bank owned life insurance	200	181
Other	208	130
Total noninterest income	1,416	839

Noninterest expenses:
Compensation and employee benefits	5,617	4,836
Net occupancy	1,092	951
Federal deposit insurance	279	104
Professional and advisory	277	274
Data processing	509	401
Marketing and advertising	209	248
Merger-related expenses	196	448
Net cost of operation of real estate owned	50	134
Other	894	967
Total noninterest expenses	9,123	8,363

Income before taxes	4,325	1,779

Income tax expense	743	479

Net income	$3,582	$1,300

Earnings per common share:
Basic	$0.52	$0.20
Diluted	$0.51	$0.20

Weighted average common shares outstanding:
Basic	6,885,911	6,464,861
Diluted	7,027,884	6,521,298

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$3,582	$1,300

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(4,505)	921
Reclassification adjustment for securities (gains) losses realized in net income	12	(7)
Reclassification adjustment for other than temporary impairment of securities available for sale	—	79
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	—	54
Change in unrealized holding gains and losses on cash flow hedge	202	39
Reclassification adjustment for cash flow hedge effectiveness	(56)	18
Other comprehensive income (loss), before tax	(4,347)	1,104
Income tax effect related to items of other comprehensive income (loss)	965	(388)
Other comprehensive income (loss), after tax	(3,382)	716

Comprehensive income	$200	$2,016

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

Net income	—	—	—	1,300	—	—	1,300
Other comprehensive income, net of tax	—	—	—	—	716	—	716
Stock compensation expense	—	—	229	—	—	—	229
Vesting of restricted stock units, net of 368 shares surrendered	595	—	(8)	—	—	—	(8)
Repurchase of common stock	(13,000)		(301)	—	—	—	(301)
Balance, March 31, 2017	6,455,145	$—	$62,584	$77,439	$(4,740)	$(279)	$135,004

Balance, December 31, 2017	6,879,191	$—	$72,997	$78,718	$(23)	$(379)	$151,313

Net income	—	—	—	3,582	—	—	3,582
Other comprehensive loss, net of tax	—	—	—	—	(3,382)	—	(3,382)
Stock compensation expense	—	—	257	—	—	—	257
Stock options exercised	8,081	—	117	—	—	—	117
Vesting of restricted stock units, net of 397 shares surrendered	1,143	—	(11)	—	—	—	(11)
Cumulative effect of change in accounting principle	—	—	—	(9)	9	—	—
Balance, March 31, 2018	6,888,415	$—	$73,360	$82,291	$(3,396)	$(379)	$151,876

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,582	$1,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	173	66
Investment amortization, net	813	1,117
Equity securities loss (income)	53	(207)
Provision for loan losses	361	315
Provision for real estate owned	18	78
Share-based compensation expense	257	229
Deferred tax expense	895	393
Loss (gain) on sales of securities available for sale	12	(7)
Other than temporary impairment on investments	—	700
Income on bank owned life insurance, net	(200)	(181)
Mortgage banking income, net	(239)	(220)
Gain on sales of SBA loans	(61)	(142)
Net realized gain on sale of real estate owned	16	—
Loans originated for sale	(9,745)	(10,848)
Proceeds from sale of loans originated for sale	9,866	12,342
Net change in operating assets and liabilities:
Accrued interest receivable	(134)	(275)
Loan servicing rights	30	(35)
Other assets	(1,135)	908
Postemployment benefits	(163)	(2)
Accrued interest payable	(170)	(5)
Other liabilities	(428)	3
Net cash provided by operating activities	$3,801	$5,529

The accompanying notes are an integral part of the consolidated financial statements
7

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(21,758)	$(53,493)
Maturities/calls and principal repayments	8,858	8,523
Sales	10,009	17,324
Net increase in loans	(31,241)	(14,426)
Net cash received in branch acquisition	—	146,750
Proceeds from sale of real estate owned	355	215
Purchase of fixed assets	(345)	(253)
Purchase of Small Business Investment Company Holdings, at cost	(68)	(1,018)
Purchase of other investments, at cost	(78)	—
Redemption of other investments, at cost	—	3,053
Net cash provided by (used in) investing activities	$(34,268)	$106,675
Cash flows from financing activities:
Net increase in deposits	$43,375	$3,359
Net increase in escrow deposits	653	561
Net increase in other borrowings	463	108
Proceeds from FHLB advances	40,000	340,000
Repayment of FHLB advances	(40,000)	(415,000)
Cash received upon exercise of stock options	117	—
Cash paid for shares surrendered upon vesting of restricted stock	(11)	—
Purchase of common stock	—	(309)
Net cash provided by (used in) financing activities	$44,597	$(71,281)

Increase in cash and cash equivalents	14,130	40,923

Cash and cash equivalents, beginning of period	$109,467	$43,294

Cash and cash equivalents, end of period	$123,597	$84,217

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$2,619	$1,730
Income taxes	$—	$150

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$749	$220
Investments to be settled	—	6,617
Loans originated for the disposition of real estate owned	54	—

Acquisitions
Assets acquired	$—	$3,997
Liabilities assumed	—	(154,505)
Net assets/(liabilities)	$—	$(150,508)

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Entegra Financial Corp. (“we,” “us,” “our,” or the “Company”) was incorporated on May 31, 2011 and became the holding company for Entegra Bank (the “Bank”) on September 30, 2014 upon the completion of Macon Bancorp’s merger with and into the Company, pursuant to which Macon Bancorp converted from a mutual to stock form of organization. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of Macon Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2003 to facilitate the issuance of trust preferred securities. The Bank is a North Carolina state-chartered commercial bank and has a wholly owned subsidiary, Entegra Services, Inc. (“Entegra Services”), which holds investment securities. The consolidated financials are presented in these financial statements.

The Bank operates as a community-focused retail bank, originating primarily real estate-based mortgage, consumer and commercial loans and accepting deposits from consumers and small businesses.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank, and Entegra Services. The accounts of the Trust are not consolidated with the Company. In consolidation all significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain amounts in the prior year’s financial statements may have been reclassified to conform to the current year’s presentation. Certain investment securities were reclassified to either collateralized mortgage obligations with guarantees, or collateralized mortgage obligations with no guarantee to better align the investment securities by cash flow attributes. The reclassifications had no effect on our results of operations or financial condition as previously reported.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018 (the “2017 Form 10-K”). In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Business Combinations

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

Recent Accounting Standards Updates

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”). This ASU eliminates the stranded tax effects resulting from the Tax Reform and will improve the usefulness of information reported to financial statement users. The amendment becomes effective for public entities beginning after December 15, 2018.   Early adoption of ASU 2018-02 was permitted with amendments applied either in the period of adoption or retrospectively to each period in which the effect of the change in the Federal corporate income tax rate is recognized. As election to adopt ASU 2018-02 early was permitted, the Company adopted the standard in December 2017 resulting in an adjustment to 2017 net income of approximately $16,000 through a reduction in income tax expense.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public entities, this update is effective for fiscal years beginning after December 15, 2018. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The Company elected to adopt this update as of December 31, 2017, with no effect on the Company’s financial statements.

In March 2017, the FASB issued amendments to ASU 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The standard became effective for the Company January 1, 2018, and did not have a material effect on the Company’s financial statements.

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

In January 2017, the FASB issued amendments to ASU 2017-01 Business Combinations (Topic 80): Clarifying the Definition of a Business. This update was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard became effective for the Company January 1, 2018, and did not have a material effect on the financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 resulted in a cumulative-effect adjustment of $9,000 to retained earnings from accumulated other comprehensive income with a zero net effect on total shareholders’ equity as a result of the Company’s investment in equity securities. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 14 Fair Value of Assets and Liabilities).

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change. These classification changes resulted in a reclass of $0.2 million from other noninterest expense to interchange income for the three months ended March 31, 2017. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the retrospective approach. See Note 15 Revenue Recognition for more information.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 became effective for the Company January 1, 2018, and did not have a material impact on the financial statements.

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

NOTE 2. ACQUISITIONS

The Company has determined that the acquisitions described below constitute a business combination as defined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, as of the date of the acquisitions, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements. Fair value is established by discounting the expected future cash flows with a market discount rate for like maturity and risk instruments. The estimation of expected future cash flows requires significant assumptions about appropriate discount rates, expected future cash flows, market conditions and other future events. Actual results could differ materially. The Company made the determinations of fair value using the best information available at the time; however, the assumptions used are subject to change and, if changed, could have a material effect on the Company’s financial position and results of operations.

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

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below:

(Dollars in thousands)	As Recorded by Stearns	Fair Value Adjustments	As Recorded by the Company
Assets
Cash and cash equivalents	$1,258	$—	$1,258
Loans	7	—	7
Premises and equipment	950	132	1,082
Core deposit intangible	—	1,650	1,650
Total assets acquired	2,215	1,782	3,997

Liabilities
Deposits	$153,122	$1,062	$154,184
Other liabilities	321	—	321
Total liabilities assumed	153,443	1,062	154,505
Excess of liabilities assumed over assets acquired	$151,228	$720	$150,508
Cash received to settle the acquisition			145,492
Goodwill			$5,016
13

NOTE 3. INVESTMENT SECURITIES

The following table presents the holdings of our equity securities as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)

Mutual funds	$6,609	$6,095

Equity securities with a fair value of $6.0 million as of March 31, 2018 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. There were $46,000 of realized losses and $0.2 million of realized gains for the three months ended March 31, 2018 and 2017, respectively.

Equity securities with a fair value of $0.6 million as of March 31, 2018 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. The CRA mutual fund, which was reclassified as an equity security in 2018, had realized losses of $9,000 for the three months ended March 31, 2018 and unrealized losses of $12,000 at March 31, 2017 as an investment available for sale.

The Company’s held-to-maturity (“HTM”) investment portfolio was transferred to available-for-sale (“AFS”) during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owned $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $79,000 prior to the impairment. The Company concluded the investment to be other than temporarily impaired. As such, the financial information for the three months ended March 31, 2017 includes other than temporary impairment of $0.7 million before tax.

The amortized cost and estimated fair values of AFS securities as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$23,914	$25	$(130)	$23,809
Municipal Securities	97,981	107	(1,796)	96,292
Mortgage-backed Securities - Guaranteed	113,531	20	(1,958)	111,593
Collateralized Mortgage Obligations - Guaranteed	23,800	—	(894)	22,906
Collateralized Mortgage Obligations - Non Guaranteed	59,010	99	(759)	58,350
Collateralized Loan Obligations	7,059	5	(12)	7,052
Corporate bonds	19,609	310	(105)	19,814
	$344,904	$566	$(5,654)	$339,816
14

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$20,529	$7	$(13)	$20,523
Municipal Securities	93,250	975	(366)	93,859
Mortgage-backed Securities - Guaranteed	129,314	112	(1,387)	128,039
Collateralized Mortgage Obligation - Guaranteed	10,559	—	(257)	10,302
Collateralized Mortgage Obligation - Non Guaranteed	64,706	323	(336)	64,693
Collateralized Loan Obligations	5,555	6	(22)	5,539
Corporate bonds	18,925	409	(43)	19,291
Mutual funds	629	—	(12)	617
	$343,467	$1,832	$(2,436)	$342,863

Information pertaining to securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	March 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$14,828	$129	$999	$1	$15,827	$130
Municipal Securities	57,847	975	22,315	821	80,162	1,796
Mortgage-backed Securities - Guaranteed	53,555	727	48,602	1,231	102,157	1,958
Collateralized Mortgage Obligations - Guaranteed	13,469	334	9,437	560	22,906	894
Collateralized Mortgage Obligations - Non Guaranteed	35,901	642	7,479	117	43,380	759
Collateralized Loan Obligations	3,014	12	—	—	3,014	12
Corporate Bonds	2,928	67	1,038	38	3,966	105
	$181,542	$2,886	$89,870	$2,768	$271,412	$5,654

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$9,943	$11	$998	$2	$10,941	$13
Municipal Securities	11,043	61	22,982	305	34,025	366
Mortgage-backed Securities - Guaranteed	51,185	447	47,637	940	98,822	1,387
Collateralized Mortgage Obligations - Guaranteed	4,139	57	6,163	200	10,302	257
Collateralized Mortgage Obligations - Non Guaranteed	25,862	225	10,654	111	36,516	336
Collateralized loan obligations	3,520	22	—	—	3,520	22
Corporate bonds	1,304	9	1,044	34	2,348	43
Mutual funds	—	—	617	12	617	12
	$106,996	$832	$90,095	$1,604	$197,091	$2,436
15

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of March 31, 2018 and December 31, 2017 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell, and it is not likely that we will be required to sell, any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2018
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	10	1	11
Municipal Securities	51	22	73
Mortgage-backed Securities - Guaranteed	44	36	80
Collateralized Mortgage Obligations - Guaranteed	8	7	15
Collateralized Mortgage Obligations - Non Guaranteed	23	6	29
Collateralized loan obligation	2	—	2
Corporate bonds	4	1	5
	142	73	215

	December 31, 2017
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	6	1	7
Municipal Securities	11	22	33
Mortgage-backed Securities - Guaranteed	42	34	76
Collateralized Mortgage Obligations - Guaranteed	2	3	5
Collateralized Mortgage Obligations - Non Guaranteed	16	8	24
Collateralized loan obligation	2	—	2
Corporate bonds	2	1	3
Mutual funds	—	1	1
	81	70	151

At March 31, 2018, the Company held 215 investment securities that were in an unrealized loss position, of which 73 had been in unrealized loss positions for over twelve months. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. When reviewing the securities in loss positions, pricing is reviewed for deterioration, bond ratings are reviewed for downgrades, and credit enhancement levels are reviewed for erosion.

For the three months ended March 31, 2018 and 2017, the Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)

Gross proceeds	$10,009	$17,324
Gross realized gains	21	37
Gross realized losses	33	30

The Company had securities pledged against deposits and borrowings of approximately $140.2 million at March 31, 2018 and $143.3 million at December 31, 2017.

16

The amortized cost and estimated fair value of investments in debt securities at March 31, 2018, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,000	$999
Over 1 year through 5 years	4,733	4,720
After 5 years through 10 years	26,288	26,374
Over 10 years	116,541	114,873
	148,562	146,966
Mortgage-backed securities	196,342	192,850

Total	$344,904	$339,816
17

NOTE 4. LOANS RECEIVABLE

Loans receivable as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)

Real estate mortgage loans:
One-to-four family residential	$313,478	$304,107
Commercial real estate	480,143	453,725
Home equity loans and lines of credit	49,128	49,877
Residential construction	40,027	37,108
Other construction and land	96,455	101,447
Total real estate loans	979,231	946,264

Commercial and industrial	53,862	56,939
Consumer	5,862	5,700
Total commercial and consumer	59,724	62,639

Loans receivable, gross	1,038,955	1,008,903

Less: Net deferred loan fees	(1,325)	(1,431)
Fair value discount	(1,746)	(2,012)
Unamortized premium	446	389
Unamortized discount	(681)	(710)

Loans receivable, net of deferred fees	$1,035,649	$1,005,139

The Bank had $232.2 million and $231.8 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2018 and December 31, 2017, respectively. The Bank also had $106.8 million and $108.3 million of loans pledged as collateral to secure funding availability with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2018 and December 31, 2017, respectively.

Included in loans receivable and other borrowings at March 31, 2018 are $4.1 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017

Discount on purchased loans, beginning of period	$710	$1,150
Accretion	(29)	(67)
Discount on purchased loans, end of period	$681	$1,083
18

The following table presents the activity related to the fair value discount on loans from business combinations for the three month ended March 31 2018, and 2017:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017

Fair value discount, beginning of period	$2,012	$857
Accretion	(266)	(71)
Fair value discount, end of period	$1,746	$786

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31, 2018
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887
Provision	(151)	229	(21)	150	63	128	(37)	361
Charge-offs	(110)	(35)	(41)	—	—	—	(29)	(215)
Recoveries	13	3	21	—	20	5	72	134
Ending balance	$3,770	$4,561	$575	$453	$1,108	$636	$64	$11,167

	Three Months Ended March 31, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
Provision	308	112	(12)	31	197	(118)	(203)	315
Charge-offs	(4)	(88)	—	—	(228)	—	(15)	(335)
Recoveries	5	77	—	—	55	8	68	213
Ending balance	$3,121	$4,080	$665	$216	$872	$489	$55	$9,498

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans for the periods indicated:

	March 31, 2018
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$148	$49	$—	$—	$51	$10	$—	$258
Collectively evaluated for impairment	3,622	4,512	575	453	1,057	626	64	10,909
	$3,770	$4,561	$575	$453	$1,108	$636	$64	$11,167

Loans Receivable
Individually evaluated for impairment	$3,359	$5,187	$313	$—	$2,169	$285	$—	$11,313
Collectively evaluated for impairment	309,132	472,559	48,918	40,066	94,036	53,678	5,947	1,024,336
	$312,491	$477,746	$49,231	$40,066	$96,205	$53,963	$5,947	$1,035,649
19

	December 31, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$185	$56	$—	$—	$66	$15	$—	$322
Collectively evaluated for impairment	3,833	4,308	616	303	959	488	58	10,565
	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887

Loans Receivable
Individually evaluated for impairment	$3,873	$5,714	$313	$—	$1,443	$291	$—	$11,634
Collectively evaluated for impairment	299,111	445,315	49,648	37,144	99,725	56,785	5,777	993,505
	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139

Portfolio Quality Indicators

The Company’s loan portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. The Company’s internal credit risk grading system is based on experiences with similarly graded loans, industry best practices, and regulatory guidance. Credit risk grades are refreshed each quarter, at which time management analyzes the resulting information, as well as other external statistics and factors, to track loan performance.

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

Home equity and lines of credit

Home equity loans are often secured by first or second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render our second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lienholders that may further weaken our collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines of credit in excess of the collateral value if there have been significant declines since origination.

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

Commercial

We centrally underwrite each of our commercial loans based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. We strive to gain a complete understanding of our borrower’s businesses, including the experience and background of the principals of such businesses. To the extent that the loan is secured by collateral, which is a predominant feature of the majority of our commercial loans, or other assets including accounts receivable and inventory, we gain an understanding of the likely value of the collateral and what level of strength it brings to the loan transaction. To the extent that the principals or other parties are obligated under the note or guaranty agreements, we analyze the relative financial strength and liquidity of each guarantor. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, as well as risks that are specific to each transaction including volatility or seasonality of cash flows, changing demand for products and services, personal events such as death, disability or change in marital status, and reductions in the value of our collateral.

Consumer

The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since the date of loan origination in excess of principal repayment.

The following tables present the recorded investment in gross loans by loan grade as of the dates indicated:

March 31, 2018
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$8,991	$—	$—	$—	$1,278	$11	$10,280
2	1,154	12,164	—	—	1,092	1,257	—	15,667
3	32,529	88,216	4,608	8,614	8,361	14,466	321	157,115
4	107,266	258,321	3,941	17,844	50,405	21,939	329	460,045
5	21,115	86,472	862	4,233	18,859	13,486	7	145,034
6	1,460	8,884	—	—	2,027	358	—	12,729
7	1,526	4,663	—	—	1,134	465	—	7,788
	$165,050	$467,711	$9,411	$30,691	$81,878	$53,249	$668	$808,658

Ungraded Loan Exposure:

Performing	$146,994	$10,035	$39,651	$9,375	$14,181	$714	$5,258	$226,208
Nonperforming	447	—	169	—	146	—	21	783
Subtotal	$147,441	$10,035	$39,820	$9,375	$14,327	$714	$5,279	$226,991

Total	$312,491	$477,746	$49,231	$40,066	$96,205	$53,963	$5,947	$1,035,649
22

December 31, 2017
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$9,086	$—	$—	$—	$1,665	$11	$10,762
2	1,164	12,360	—	—	904	1,272	—	15,700
3	34,593	78,485	5,312	7,262	9,207	15,117	377	150,353
4	99,816	249,103	3,901	16,294	57,065	25,137	523	451,839
5	22,639	87,745	943	3,111	18,806	13,064	8	146,316
6	1,741	8,623	—	—	2,055	306	—	12,725
7	2,112	5,371	—	—	425	474	—	8,382
	$162,065	$450,773	$10,156	$26,667	$88,462	$57,035	$919	$796,077

Ungraded Loan Exposure:

Performing	$140,013	$256	$39,685	$10,477	$12,623	$41	$4,846	$207,941
Nonperforming	906	—	120	—	83	—	12	1,121
Subtotal	$140,919	$256	$39,805	$10,477	$12,706	$41	$4,858	$209,062

Total	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$3,679	$—	$266	$3,945	$308,546	$312,491
Commercial real estate	4,015	—	526	4,541	473,205	477,746
Home equity and lines of credit	317	48	169	534	48,697	49,231
Residential construction	—	—	—	—	40,066	40,066
Other construction and land	474	—	876	1,350	94,855	96,205
Commercial	85	—	95	180	53,783	53,963
Consumer	14	2	20	36	5,911	5,947
Total	$8,584	$50	$1,952	$10,586	$1,025,063	$1,035,649

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to four-family residential	$3,941	$591	$562	$5,094	$297,890	$302,984
Commercial real estate	2,093	308	683	3,084	447,945	451,029
Home equity and lines of credit	308	27	120	455	49,506	49,961
Residential construction	501	—	—	501	36,643	37,144
Other construction and land	1,711	21	93	1,825	99,343	101,168
Commercial	488	1	95	584	56,492	57,076
Consumer	27	25	10	62	5,715	5,777
Total	$9,069	$973	$1,563	$11,605	$993,534	$1,005,139

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$1,784	$1,871	$—	$2,266	$2,376	$—
Commercial real estate	3,500	5,606	—	4,050	6,119	—
Home equity and lines of credit	313	428	—	313	428	—
Other construction and land	582	697	—	571	678	—
	$6,179	$8,602	$—	$7,200	$9,601	$—

Loans with a valuation allowance
One-to four-family residential	$1,575	$1,575	$148	$1,607	$1,607	$185
Commercial real estate	1,687	1,687	49	1,664	1,664	56
Other construction and land	1,587	1,587	51	872	872	66
Commercial	285	285	10	291	291	15
	$5,134	$5,134	$258	$4,434	$4,434	$322

Total
One-to four-family residential	$3,359	$3,446	$148	$3,873	$3,983	$185
Commercial real estate	5,187	7,293	49	5,714	7,783	56
Home equity and lines of credit	313	428	—	313	428	—
Other construction and land	2,169	2,284	51	1,443	1,550	66
Commercial	285	285	10	291	291	15
	$11,313	$13,736	$258	$11,634	$14,035	$322

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$1,877	$29	$3,178	$32
Commercial real estate	5,613	31	7,317	31
Home equity and lines of credit	427	14	328	11
Other construction and land	699	5	691	5
	$8,616	$79	$11,514	$79

Loans with a valuation allowance
One-to four-family residential	$1,621	$16	$1,139	$13
Commercial real estate	1,693	23	2,220	21
Home equity and lines of credit	—	—	100	1
Other construction and land	1,724	9	788	9
Commercial	290	5	304	5
	$5,328	$53	$4,551	$49

Total
One-to four-family residential	$3,498	$45	$4,317	$45
Commercial real estate	7,306	54	9,537	52
Home equity and lines of credit	427	14	428	12
Other construction and land	2,423	14	1,479	14
Commercial	290	5	304	5
	$13,944	$132	$16,065	$128
24

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of March 31, 2018 and December 31, 2017. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

One-to four-family residential	$867	$1,421
Commercial real estate	1,946	2,666
Home equity loans and lines of credit	169	120
Other construction and land	1,239	464
Commercial	95	95
Consumer	20	12
Non-performing loans	$4,336	$4,778

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	March 31, 2018
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$2,949	$—	$2,949
Commercial real estate	3,781	1,395	5,176
Home equity and lines of credit	313	—	313
Other construction and land	1,075	363	1,438
Commercial	285	—	285

	$8,403	$1,758	$10,161

	December 31, 2017
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$3,452	$—	$3,452
Commercial real estate	3,805	1,438	5,243
Home equity and lines of credit	313	—	313
Other construction and land	1,091	370	1,461
Commercial	291	—	291

	$8,952	$1,808	$10,760

There were no loan modifications that were deemed TDRs at the time of the modification during the three months ended March 31, 2018 or 2017.

There were no TDRs that defaulted during the three months ending March 31, 2018 or 2017 and which were modified as TDRs within the previous 12 months.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The Company had $23.9 million of goodwill as of March 31, 2018 and December 31, 2017.

The Company’s other intangible assets consist of core deposit intangibles related to acquired core deposits. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	As of and for the Three Months Ending	As of and for the Year Ending
	March 31,	December 31,
	2018	2017
	Dollars in thousands
Gross balance at beginning of period	$4,840	$1,120
Additions from acquisitions	—	3,720
Gross balance at end of period	4,840	4,840
Less accumulated amortization	(744)	(571)
Core deposit intangible, net	$4,096	$4,269

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is approximately $0.7 million per year.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the three months ended March 31, 2018 and 2017 and the year ended December 31, 2017.

	As of and for the				As of and for the Year Ended
	Three Months Ended March 31,				December 31,
	2018		2017		2017
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$192,916	$—	$153,740	$—	$179,457	$—
Interest-bearing demand	206,530	87	173,433	40	226,718	228
Money Market	336,625	366	257,466	219	308,767	1,022
Savings	52,162	15	48,218	12	50,500	53
Time Deposits	417,675	914	355,134	757	396,735	3,171
	$1,205,908	$1,382	$987,991	$1,028	$1,162,177	$4,474

The following table indicates wholesale deposits included in the money market and time deposits amounts above:

	As of March 31,		As of December 31,
	2018	2017	2017
(Dollars in thousands)	Balance	Balance	Balance
Wholesale money market	$25,026	$3,025	$2,020
Wholesale time deposits	56,232	11,817	28,824
	$81,258	$14,842	$30,844

NOTE 8. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated:

	March 31, 2018		December 31, 2017
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2018	205,500	1.56%	205,500	1.43%
2019	18,000	2.02%	18,000	2.02%
	$223,500	1.59%	$223,500	1.48%

The Company has a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. The Company had drawn $5.0 million on the revolving credit loan facility as of March 31, 2018 and December 31, 2017.

The Company also had other borrowings of $4.1 million and $3.6 million at March 31, 2018 and December 31, 2017, respectively, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on these other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

		Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017
Designated as hedges:
Cash flow hedge of borrowings - interest rate swap	Other assets	$707	$561
Total		$707	$561

Not designated as hedges:
Mortgage banking - loan commitment	Other assets	$64	$45
Mortgage banking - forward sales commitment	Other assets	38	28
Total		$102	$73

Mortgage banking - loan commitment	Other liabilities	$1	$—
Mortgage banking - forward sales commitment	Other liabilities	1	—
Total		$2	$—

Derivative contracts that are not accounted for as hedging instruments under ASC Topic 815, Derivatives and Hedging, are related to the Company’s mortgage loan origination activities. Between the time that the Company enters into an interest-rate lock commitment to originate a mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, the Company is subject to the risk of variability in market prices. The Company also enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. This activity is on a matched basis, with a loan sale commitment hedging a specific loan. The commitments to originate mortgage loans and forward loan sales commitments are freestanding derivative instruments. The underlying loans are accounted for under the lower of cost or fair value method and are not reflected in the table above. Fair value adjustment on these derivative instruments are recorded within mortgage banking income in the Consolidated Statement of Income.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffectiveness of the cash flow hedge is recognized through earnings. There was no ineffectiveness during the three months ended March 31, 2018 or 2017.

The table below presents the effect of the Company’s cash flow hedge on the Consolidated Statement of Income (in thousands).

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative (Effective Portion), net of tax		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
				For the three months ended March 31,
	March 31, 2018	December 31, 2017	Location	2018	2017
Interest rate swap	$547	$432	Interest Expense	$56	$(16)

The Company is exposed to credit risk in the event of non-performance by the counterparties to its interest rate derivative agreements. The Company assesses the credit risk of its financial institution counterparties by monitoring publicly available credit rating and financial information. The Company manages dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of International Swaps and Derivatives Association (“ISDA”) master agreements and counterparty limits. The agreements contain collateral arrangements with the amount of collateral to be posted generally governed by the settlement value of outstanding swaps. The Company does not currently anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

The Company has agreements with its derivative counterparties that contain a provision in which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Company could also be declared in default on its derivative obligations. Furthermore, certain agreements covering the Company’s derivative instruments contain provisions that require the Company to maintain its status as a well capitalized or adequately capitalized institution. These provisions enable the counterparties to the derivative instruments to request immediate payment or require the Company to post additional collateral.

NOTE 10. INCOME TAXES

The components of net deferred taxes as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,428	$2,356
Deferred compensation and post employment benefits	1,952	1,993
Non-accrual interest	209	204
Valuation reserve for other real estate	299	346
North Carolina NOL carryover	472	475
Federal NOL carryover	2,921	3,507
AMT credit carryforward	322	645
Unrealized losses on securities	1,271	149
Loan basis differences	70	77
Deposit premium	86	104
Fixed assets	84	63
Core deposit intangible	71	52
Other	1,060	1,009
Total deferred tax assets	11,245	10,980

Deferred tax liabilities:
Loan servicing rights	613	620
Goodwill	231	126
Core deposit intangible	85	89
Deferred loan costs	848	757
Prepaid expenses	7	31
Unrealized gains on securities	127	377
Derivative instruments	151	128
Other	280	21
Total deferred tax liabilities	2,342	2,149

Net deferred tax asset	$8,903	$8,831

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses as of March 31, 2018:

	As of March, 2018
(Dollars in thousands)	Amount	Expiration Dates
Federal	$13,975	2031-2036
North Carolina	$21,706	2026-2029

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Numerator:
Net income	$3,582	$1,300
Denominator:
Weighted-average common shares outstanding - basic	6,885,911	6,464,861
Effect of dilutive securities:
Stock options	96,871	24,671
Restricted stock units	45,102	31,766
Weighted-average common shares outstanding - diluted	7,027,884	6,521,298

Earnings per share - basic	$0.52	$0.20
Earnings per share - diluted	$0.51	$0.20

The average market price used in calculating the assumed number of dilutive shares issued related to stock options for the three months ended March 31, 2018 and 2017 was $28.56 and $22.42, respectively. The average stock price was less than the exercise price for 19,592 options in the three months ended March 31, 2018 and 5,000 options in the three months ended March 31, 2017. As a result, these stock options are not deemed dilutive in calculating diluted earnings per share for the respective periods in the table above.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	(Dollars in thousands)

	Available for Sale Securities	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total

Balance, beginning of period	$(455)	$—	$432	$(23)
Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	—	—
Change in net unrealized holding losses on securities available for sale	(4,505)	—	—	(4,505)
Reclassification adjustment for net securities losses realized in net income	12	—	—	12
Change in unrealized holding gains on cash flow hedge	—	—	202	202
Reclassification adjustment for cash flow hedge effectiveness	—	—	(56)	(56)
Cumulative effect of change in accounting principle	9	—	—	9
Income tax effect	996	—	(31)	965

Balance, end of period	$(3,943)	$—	$547	$(3,396)

	Three Months Ended March 31, 2017
	(Dollars in thousands)
Balance, beginning of period	$(5,554)	$(202)	$300	$(5,456)
Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	54	—	54
Change in net unrealized holding losses on securities available for sale	921	—	—	921
Reclassification adjustment for net securities gains realized in net income	(7)	—	—	(7)
Reclassification adjustment for other than temporary impairment of securities available for sale	79	—	—	79
Change in unrealized holding gains on cash flow hedge	—	—	39	39
Reclassification adjustment for cash flow hedge effectiveness	—	—	18	18
Income tax effect	(367)	—	(21)	(388)

Balance, end of period	$(4,928)	$(148)	$336	$(4,740)

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income as of the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Income Statement Line Item Affected
Available-for-sale securities
Gains(losses) recognized	$(12)	$7	Gain(loss) on sale of investments, net
Other than temporary impairment	—	(79)	Other than temporary impairment of AFS securities
Income tax effect	3	27	Income tax expense
Reclassified out of AOCI, net of tax	(9)	(45)	Net income

Cash flow hedge
Interest expense - effective portion	(30)	(17)	Interest expense - FHLB advances
Interest expense - effective portion	(26)	(1)	Interest expense - Junior subordinated notes
Income tax effect	13	7	Income tax expense
Reclassified out of AOCI, net of tax	(43)	(11)	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	—	(54)	Income tax expense

Total reclassified out of AOCI, net of tax	$(52)	$(110)	Net income

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

The following summarizes the Company’s approximate commitments to extend credit as of March 31, 2018:

March 31, 2018
(Dollars in thousands)
Lines of credit	$166,956
Standby letters of credit	1,633
$168,589

As of March 31, 2018, the Company had outstanding commitments to originate loans as follows:

	March 31, 2018
	Amount	Range of Rates
	(Dollar in thousands)
Fixed	$32,217	3.25% to 7.49%
Variable	18,613	3.99% to 7.25%
	$50,830

The allowance for unfunded commitments was $0.1 million at March 31, 2018 and December 31, 2017.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of March 31, 2018 and December 31, 2017.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which are developed based on market data we have obtained from independent sources. Unobservable inputs reflect our estimate of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value may also significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

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

Equity securities represent investments in exchange traded mutual funds which are valued by reference to quoted market prices and considered a Level 1 security.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

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

Small Business Investment Company Holdings

Small Business Investment Company (“SBIC”) holdings are carried at the lower of cost or cost less a valuation allowance. From time to time impairment of SBIC is evident as a result of underlying financial review and a valuation allowance for other-than-temporary impairment is established. SBIC carried at cost less valuation allowance is classified as Level 3.

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

The following is a description of valuation methodologies used for the disclosure of the fair value of financial instruments not carried at fair value:

Cash and Cash Equivalents

The carrying amount of such instruments is deemed to be a reasonable estimate of fair value.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturities using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield, and other risks inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

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

Junior Subordinated Notes

The fair value of the junior subordinated note is determined by discounting the cash flows using current interest rates for long-term borrowings of similar remaining maturities.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below are tables that present information about certain assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Equity securities	$6,609	$—	$—	$6,609
Securities available for sale:
U.S. Treasury & Government Agencies	3,488	20,321	—	23,809
Municipal Securities	—	96,292	—	96,292
Mortgage-backed Securities - Guaranteed	—	111,593	—	111,593
Collateralized Mortgage Obligations - Guaranteed	—	22,906	—	22,906
Collateralized Mortgage Obligations - Non Guaranteed	—	57,019	1,331	58,350
Collateralized Loan Obligations	—	7,052	—	7,052
Corporate bonds	—	19,322	492	19,814
Total securities available for sale	3,488	334,505	1,823	339,816

Loan servicing rights	—	—	2,726	2,726
Derivative assets	—	707	—	707
Forward sales commitments	—	—	38	38
Interest rate lock commitments	—	—	64	64

Total assets	$10,097	$335,212	$4,651	$349,960

Forward sales commitments	$—	$—	$1	$1
Interest rate lock commitments	—	—	1	1

Total liabilities	$—	$—	$2	$2
37

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Equity securities	$6,095	$—	$—	$6,095
Securities available for sale:
U.S. Treasury & Government Agencies	2,496	18,027	—	20,523
Municipal Securities	—	93,859	—	93,859
Mortgage-backed Securities - Guaranteed	—	128,039	—	128,039
Collateralized Mortgage Obligations - Guaranteed	—	10,302	—	10,302
Collateralized Mortgage Obligations - NonGuaranteed	—	64,693	—	64,693
Collateralized Loan Obligations		5,539		5,539
Corporate bonds	—	18,799	492	19,291
Mutual funds	617	—	—	617
Total securities available for sale	3,113	339,258	492	342,863

Loan servicing rights	—	—	2,756	2,756
Derivative assets	—	561	—	561
Forward sales commitments	—	—	28	28
Interest rate lock commitments	—	—	45	45

Total assets	$9,208	$339,819	$3,321	$352,348

There were no liabilities measured at fair value on a recurring basis as of December 31, 2017.

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$3,321	$4,807

Available for sale securities
Fair value adjustment	—	(2)
Transfer to Level 2	1,331	(1,086)

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	100	151
Fair value adjustment	(130)	(116)

Mortgage derivative gains(losses) included in other income	27	(14)

Balance at end of period	$4,649	$3,740

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The table below presents information about certain assets and liabilities measured at fair value on a nonrecurring basis. There were no loans held for sale carried at fair value at either March 31, 2018 or December 31, 2017.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$1,784	$1,784
Commercial real estate	—	—	3,500	3,500
Home equity loans and lines of credit	—	—	313	313
Other construction and land	—	—	582	582

Real estate owned:
One-to-four family residential	—	—	265	265
Commercial real estate	—	—	950	950
Other construction and land	—	—	1,659	1,659

Total assets	$—	$—	$9,053	$9,053

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$2,266	$2,266
Commercial real estate	—	—	4,050	4,050
Home equity loans and lines of credit	—	—	313	313
Other construction and land	—	—	571	571

Real estate owned:
One-to-four family residential	—	—	288	288
Commercial real estate	—	—	544	544
Other construction and land	—	—	1,736	1,736

Total assets	$—	$—	$9,768	$9,768

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 or December 31, 2017.

Impaired loans totaling $5.1 million at March 31, 2018 and $4.4 million at December 31, 2017 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2018.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0% - 8%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5% - 35%
		Discount rate	12% - 14%
SBIC	Indicative value provided by fund	Current operations and financial condition	N/A

The approximate carrying and estimated fair value of financial instruments are summarized below:

		Fair Value Measurements at March 31, 2018
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$123,597	$123,597	$123,597	$—	$—
Equity securities	6,609	6,609	6,609	—	—
Securities available for sale	339,816	339,816	3,488	334,505	1,823
Loans held for sale	4,024	4,399	—	4,399	—
Loans receivable, net	1,035,649	1,010,217	—	—	1,010,217
Other investments, at cost	12,464	12,464	—	12,464	—
Accrued interest receivable	5,539	5,539	—	5,539	—
Bank owned life insurance	32,349	32,349	—	32,349	—
Loan servicing rights	2,726	2,726	—	—	2,726
Forward sales commitments	38	38	—	—	38
Interest rate lock commitments	64	64	—	—	64
Derivative asset	707	707	—	707	—
SBIC investments	3,559	3,559	—	—	3,559

Liabilities:
Demand deposits	$788,233	$788,233	$—	$788,233	$—
Time deposits	417,675	419,534	—	—	419,534
Federal Home Loan Bank advances	223,500	223,740	—	223,740	—
Junior subordinated debentures	14,433	12,150	—	12,150	—
Other borrowings	9,085	9,045	—	9,045	—
Accrued interest payable	765	765	—	765	—
Forward sales commitments	1	1	—	—	1
Interest rate lock commitments	1	1	—	—	1
40

		Fair Value Measurements at December 31, 2017
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$109,467	$109,467	$109,467	$—	$—
Equity securities	6,095	6,095	6,095	—	—
Securities available for sale	342,863	342,863	3,113	339,258	492
Loans held for sale	3,845	4,211	—	4,211	—
Loans receivable, net	1,005,139	992,993	—	—	992,993
Other investments, at cost	12,386	12,386	—	12,386	—
Accrued interest receivable	5,405	5,405	—	5,405	—
BOLI	32,150	32,150	—	32,150	—
Loan servicing rights	2,756	2,756	—	—	2,756
Forward sales commitments	28	28	—	—	28
Interest rate lock commitments	45	45	—	—	45
Derivative asset	561	561	—	561	—
SBIC investments	3,491	3,491	—	—	3,491

Liabilities:
Demand deposits	$765,442	$765,442	$—	$765,442	$—
Time deposits	396,735	390,806	—	—	390,806
FHLB advances	223,500	223,627	—	223,627	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	8,623	8,620	—	8,620	—
Accrued interest payable	935	935	—	935	—

NOTE 15. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified ASC Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts reflect an offset of $0.2 million of interchange costs against interchange income,.

ASC Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. ASC Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of ASC Topic 606. Noninterest revenue streams in-scope of ASC Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Interchange fees

Interchange fees are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or within days of the transaction.

Other

Other noninterest income consists of other recurring revenue streams such as safety deposit box rental fees, revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
Noninterest Income
In-scope of Topic 606:
Service Charges on Deposit Accounts	$431	$391
Interchange fees	248	166
Other	208	130
Noninterest Income (in-scope of Topic 606)	887	687
Noninterest Income (out-of-scope of Topic 606)	529	152
Total Noninterest Income	$1,416	$839

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of ASC Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of ASC Topic 606, the Company did not capitalize any contract acquisition cost.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company is under no duty to and does not undertake any obligation to update any forward-looking statements after the date of this Form 10-Q except as required by law.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to utilize all of our deferred tax asset and deduct certain future losses, which could be limited if we experience an ownership change as defined in the Internal Revenue Code;
•	failure to implement aspects of our growth strategy;
•	challenges arising from attempts to expand into new geographic markets, products or services;
•	New bank office facilities and other facilities may not be profitable;
•	acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition;
•	The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand;
•	access to additional capital, which we may be unable to obtain on attractive terms or at all;
•	inadequacies in our estimated allowance for loan losses, which would cause our results of operations and financial condition to be adversely affected;
•	Greater credit risk associated with our commercial real estate loans and home equity loans and lines of credit than our one-to-four family residential mortgage loans;
•	our concentration of construction financing may expose us to a greater risk of loss and hurt our earnings and profitability;
•	the cash flows of our borrowers, which may be unpredictable, and the collateral securing our loans may fluctuate in value;
•	we continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values;
•	The occurrence of various events that negatively impact the real estate market, since a significant portion of our loan portfolio is secured by real estate;
•	concentration of collateral in our primary market area may increase the risk of increased non-performing assets;
•	income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings;
•	reliance on the mortgage secondary market for some of our liquidity;
43

•	future changes in interest rates, which could reduce our profits;
•	continued or increasing competition within our market areas may limit our growth and profitability;
•	Increased costs associated with our stock-based benefit plan, which will reduce our income;
•	extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, requirements to make adjustments to our business, operations or financial position and potentially result in formal or informal regulatory action;
•	financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations;
•	risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares;
•	loss of members of our management team or our inability to hire qualified management personnel;
•	the decline in the fair value of our investments;
•	liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows;
•	changes in accounting standards could affect reported earnings;
•	costs arising from the environmental risks associated with making loans secured by real estate;
•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses;
•	outcomes of various lawsuits incidental to our business;
•	volatility in our stock price, which could result in losses to our shareholders and litigation against us;
•	negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings; and
•	severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “2017 Form 10-K”).

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2018 have remained unchanged from the disclosures presented in our 2017 Form 10-K.

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of certain new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2018, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

Overview

Entegra Financial Corp. was incorporated on May 31, 2011 to be the holding company for Entegra Bank (the “Bank”) upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from a mutual to stock form of organization. Prior to the completion of the conversion, Entegra Financial Corp. did not engage in any significant activities other than organizational activities. On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of Entegra Financial Corp. Also on September 30, 2014, Entegra Financial Corp. completed the initial public offering of its common stock. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, terms such as “we,” “us,” “our” and the “Company” refer to Entegra Financial Corp.

We provide a full range of financial services through offices located throughout the western North Carolina counties of Buncombe, Cherokee, Haywood, Henderson, Jackson, Macon, Polk, and Transylvania, the Upstate South Carolina counties of Anderson, Greenville, Pickens, and Spartanburg and the northern Georgia counties of Gwinnett, Hall and Pickens. We provide full service retail and commercial banking products, as well as wealth management services through a third party.

We earn revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. Offsetting these revenues are the cost of deposits and other funding sources, provisions for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.

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
45

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information included in this Form 10-Q and in our 2017 Form 10-K.

Earnings Summary

Net income for the three months ended March 31, 2018 was $3.6 million compared to $1.3 million for the same period in 2017. The increase in net income for the three months ended March 31, 2018 was primarily the result of increases in net interest income of $2.8 million and noninterest income of $0.3 million, partially offset by an increase in noninterest expense and tax expense of $0.5 million and $0.3 million, respectively.

Net interest income increased $2.8 million, or 28.9%, to $12.4 million for the three months ended March 31, 2018 compared to $9.6 million for the same period in 2017. The increase in net interest income was primarily due to higher volumes in the loan portfolio as well as an increase in the yields earned on cash, investments and loans partially offset by increased costs of borrowings. Net interest margin for the three months ended March 31, 2018 improved to 3.49% compared to 3.30% for the same period in 2017.

Noninterest income increased $0.3 million, or 30.7%, to $1.4 million for the three months ended March 31, 2018 compared to $1.1 million for the same period in 2017, primarily as the result of the other than temporary impairment of one investment security during the three months ended March 31, 2017. Increases in mortgage banking, service charges on deposit accounts and bank-owned life insurance (“BOLI”) were partially offset by declines in gains on sale of Small Business Association (“SBA”) loans and equity securities losses. The Company recently hired a Director of SBA Lending and expects higher levels of gains on the sale of SBA loans in future quarters.

Noninterest expense increased $0.5 million, or 6.0%, to $9.1 million for the three months ended March 31, 2018 compared to $8.6 million for the same period in 2017. The increase was primarily related to increased compensation and employee benefits, net occupancy expenses, and data processing expenses as the 2018 period included the full impact of the Chattahoochee Bank of Georgia acquisition and the branches acquired from Stearns Bank, N.A. Federal deposit insurance premiums increased for the three months ended March 31, 2018 compared to the same period in 2017 due to a reduction in premium credits based on certain regulatory ratios.

Non-GAAP Financial Measures

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section include financial measures that do not conform to U.S. generally accepted accounting principles, or GAAP and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the accompanying tables discuss non-GAAP financial measures, such as core net interest income, core noninterest expense, core net income, core return on average assets, core return on average equity, and core efficiency ratio. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

We analyze our noninterest expense and net income on a non-GAAP basis as detailed and as of the periods indicated in the table below:

	Three Months Ended March 31,
	2018	2017

(Dollars in thousands, except per share data)
Core Noninterest Expense
Noninterest expense (GAAP)	$9,123	$8,363
Merger-related expenses	(196)	(448)
Core noninterest expense (Non-GAAP)	$8,927	$7,915

Core Net Income
Net income (GAAP)	$3,582	$1,300
Loss (gain) on sale of investments	9	(5)
Other than temporary impairment of investment securities available for sale	—	441
Merger-related expenses	155	291
Core net income (Non-GAAP)	$3,746	$2,027

Core Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.51	$0.20
Loss (gain) on sale of investments	—	—
Other than temporary impairment of investment securities available for sale	—	0.07
Merger-related expenses	0.02	0.04
Core diluted earnings per share (Non-GAAP)	$0.53	$0.31

Core Return on Average Assets
Return on Average Assets (GAAP)	0.90%	0.39%
Gain on sale of investments	0.00%	0.00%
Other than temporary impairment of investment securities available for sale	0.00%	0.13%
Merger-related expenses	0.04%	0.09%
Core Return on Average Assets (Non-GAAP)	0.94%	0.61%

Core Return on Tangible Average Equity
Return on Average Equity (GAAP)	9.48%	3.87%
Loss (gain) on sale of investments	0.03%	-0.01%
Other than temporary impairment of investment securities available for sale	0.00%	1.31%
Merger-related expenses	0.41%	0.87%
Effect of goodwill and intangibles	2.26%	0.24%
Core Return on Average Tangible Equity (Non-GAAP)	12.18%	6.28%

Core Efficiency Ratio
Efficiency ratio (GAAP)	66.07%	80.00%
Gain (loss) on sale of investments	-0.06%	0.07%
Other than temporary impairment of investment securities available for sale	0.00%	-4.89%
Merger-related expenses	-1.40%	-4.19%
Core Efficiency Ratio (Non-GAAP)	64.61%	70.99%

	As Of
	March 31, 2018	December 31, 2017
	(Dollars in thousands, except share data)
Tangible Assets
Total Assets	$1,625,444	$1,581,449
Goodwill and Intangibles	(27,999)	(28,172)
Tangible Assets	$1,597,445	$1,553,277

Book Value Per Share
Book Value (GAAP)	$151,876	$151,313
Goodwill and Intangibles	(27,999)	(28,172)
Book Value (Tangible)	$123,877	$123,141
Outstanding shares	6,888,415	6,879,191
Tangible Book Value Per Share	$17.98	$17.90
47

Financial Condition at March 31, 2108 and December 31, 2017

Total assets increased $44.0 million, or an annualized rate of 11.1%, to $1.63 billion at March 31, 2018 from $1.58 billion at December 31, 2017. This increase in assets was primarily due to increases in cash and cash equivalents of $14.1 million, from $109.5 million at December 31, 2017 to $123.6 million at March 31, 2018 , and loans, which increased $30.5 million, or 3.0%. The increase in loans was funded primarily by wholesale deposits. Core deposits, which include wholesale deposits of $81.3 million, decreased slightly from 66% of the Company’s deposit portfolio at December 31, 2017 to 65% at March 31, 2018.

Total liabilities increased $43.4 million, or 3.0%, to $1.48 billion at March 31, 2018 from $1.43 billion at December 31, 2017, due primarily to the $43.7 million increase in deposits, partially offset by the $0.2 million decrease in accrued interest payable.

Total shareholders’ equity increased $0.6 million to $151.9 million at March 31, 2018 compared to $151.3 million at December 31, 2017. This increase was primarily attributable to $3.6 million of net income, offset by a $3.4 million after-tax decline in the market value of investment securities available for sale. Tangible book value per share, a non-GAAP measure, increased $0.08 to $17.98 at March 31, 2018 from $17.90 at December 31, 2017.

Cash and Cash Equivalents

Total cash and cash equivalents increased $14.1 million to $123.6 million at March 31, 2018 from $109.5 million at December 31, 2017, primarily as a result of the issuance of $23.0 million of wholesale deposits to fund loan growth.

Investment Securities

The following table presents the holdings of our equity securities as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Mutual funds	$6,609	$6,095

Equity securities with a fair value of $6.0 million as of March 31, 2018 and $6.1 million as of December 31, 2017 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements.

Equity securities with a fair value of $0.6 million as of March 31, 2018 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. The CRA mutual fund was reclassified as an equity security in 2018.

The remainder of our investment securities portfolio is classified as available-for-sale (“AFS”) and is carried at fair value. The Company’s held-to-maturity (“HTM”) investment portfolio was transferred to AFS during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

On April 28, 2017, the Louisiana Office of Financial Institutions closed First NBC Bank and appointed the FDIC as receiver. The Bank owned $0.7 million par value of subordinated debt issued by the holding company of First NBC Bank with an unrealized loss of $79,000 prior to the impairment. The Company concluded the investment to be other than temporarily impaired. As such, the financial information for the three months ended March 31, 2017 includes other than temporary impairment of $0.7 million before tax.

The following table shows the amortized cost and fair value for our AFS investment portfolio as of the dates indicated.

	March 31, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

U.S. Treasury & Government Agencies	$23,914	$23,809	$20,529	$20,523
Municipal Securities	97,981	96,292	93,250	93,859
Mortgage-backed Securities - Guaranteed	113,531	111,593	129,314	128,039
Collateralized Mortgage Obligations - Guaranteed	23,800	22,906	10,559	10,302
Collateralized Mortgage Obligations - Non Guaranteed	59,010	58,350	64,706	64,693
Collateralized Loan Obligations	7,059	7,052	5,555	5,539
Corporate bonds	19,609	19,814	18,925	19,291
Mutual funds	—	—	629	617
	$344,904	$339,816	$343,467	$342,863

AFS investment securities decreased $3.0 million to $339.8 million at March 31, 2018 from $342.9 million at December 31, 2017. We continue to monitor and decrease our investment portfolio as we continue to build our loan portfolio.

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

	March 31,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$313,478	30.2%	$304,107	30.1%
Commercial	480,143	46.2	453,725	45.0
Home equity loans and lines of credit	49,128	4.7	49,877	4.9
Residential construction	40,027	3.9	37,108	3.7
Other construction and land	96,455	9.3	101,447	10.1
Commercial	53,862	5.2	56,939	5.6
Consumer	5,862	0.6	5,700	0.6
Total loans, gross	$1,038,955	100.0%	$1,008,903	100.0%

Less:
Deferred loan fees, net	(1,325)		(1,431)
Fair value discount	(1,746)		(2,012)
Unamortized premium	446		389
Unamortized discount	(681)		(710)

Total loans, net	$1,035,649		$1,005,139

Percentage of total assets	63.7%		63.6%

Net loans increased $30.5 million, or 3.0%, to $1.04 billion at March 31, 2018 from $1.00 billion at December 31, 2017. Most of our loan growth is concentrated in one-to-four family residential and commercial real estate with increases of $9.4 million, or 3.1%, and $26.4 million, or 5.8%, respectively, as compared to relative balances at December 31, 2017. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

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

If a loan is modified in a troubled debt restructuring (“TDR”), the loan is generally placed on non-accrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally six consecutive months, and the ultimate collectability of all amounts contractually due is not in doubt.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of March 31, 2018 or December 31, 2017.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
March 31, 2018
Real estate loans:
One-to-four family residential	$3,679	$—	$266	$3,945
Commercial	4,015	—	526	4,541
Home equity loans and lines of credit	317	48	169	534
Residential construction	—	—	—	—
Other construction and land	474	—	876	1,350
Commercial	85	—	95	180
Consumer	14	2	20	36
Total delinquent loans	$8,584	$50	$1,952	$10,586
% of total loans, net	0.83%	0.00%	0.19%	1.02%

December 31, 2017
Real estate loans:
One-to-four family residential	$3,941	$591	$562	$5,094
Commercial	2,093	308	683	3,084
Home equity loans and lines of credit	308	27	120	455
One- to four-family residential construction	501	—	—	501
Other construction and land	1,711	21	93	1,825
Commercial	488	1	95	584
Consumer	27	25	10	62
Total delinquent loans	$9,069	$973	$1,563	$11,605
% of total loans, net	0.90%	0.10%	0.16%	1.15%

Delinquent loans decreased $1.0 million to $10.6 million at March 31, 2018 from $11.6 million at December 31, 2017. The decrease in delinquencies was due primarily to collection efforts and the favorable resolution of several large relationships.

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

	March 31	December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$867	$1,421
Commercial	1,946	2,666
Home equity loans and lines of credit	169	120
Other construction and land	1,239	464
Commercial	95	95
Consumer	20	12

Total non-performing loans	4,336	4,778

REO:
One-to-four family residential	265	288
Commercial real estate	950	544
Other construction and land	1,659	1,736

Total foreclosed real estate	2,874	2,568

Total non-performing assets	$7,210	$7,346

Troubled debt restructurings still accruing	$8,403	$8,952

Ratios:
Non-performing loans to total loans	0.42%	0.48%
Non-performing assets to total assets	0.44%	0.46%

Non-performing loans decreased $0.5 million, or 9.3%, to $4.3 million at March 31, 2018 from $4.8 million at December 31, 2017. The decrease in non-performing loans was primarily attributable to payoffs.

REO increased $0.3 million, or 11.9%, to $2.9 million at March 31, 2018 from $2.6 million at December 31, 2017, primarily as a result of the foreclosure on three loans under one lending relationship.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	March 31	December 31,
	2018	2017
	(Dollars in thousands)

Classified loans:
Substandard	$8,571	$9,503
Doubtful	—	—
Loss	—	—

Total classified loans:	8,571	9,503
As a % of total loans, net	0.83%	0.95%

Special mention	12,729	12,725

Total criticized loans	$21,300	$22,228
As a % of total loans, net	2.06%	2.21%

Total classified loans decreased $0.9 million, or 9.8%, to $8.6 million at March 31, 2018 from $9.5 million at December 31, 2017. Total criticized loans decreased $0.9 million, or 4.2%, to $21.3 million at March 31, 2018 from $22.2 million at December 31, 2017. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan. We individually evaluate loans classified as “substandard” or nonaccrual and greater than $350,000 for impairment. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property less an estimate of selling costs if foreclosure or sale of the property is anticipated. If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.50% to 1.36%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans;
•	Collateral values;
53

•	Loan concentrations;
•	Economic conditions – including unemployment rates, home sales and prices, and a regional economic index; and
•	Lender risk – personnel changes

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended March 31,
	2018	2017
	( Dollars in thousands)
Balance at beginning of period	$10,887	$9,305

Charge-offs:
Real Estate:
One- to four-family residential	(110)	(4)
Commercial	(35)	(88)
Home equity loans and lines of credit	(41)	—
Residential construction	—	—
Other construction and land	—	(228)
Commercial	—	—
Consumer	(29)	(15)
Total charge-offs	(215)	(335)

Recoveries:
Real Estate:
One- to four-family residential	13	5
Commercial	3	77
Home equity loans and lines of credit	21	—
Residential construction	—	—
Other construction and land	20	55
Commercial	5	8
Consumer	72	68
Total recoveries	134	213

Net chargeoffs	(81)	(122)

Provision for loan losses	361	315

Balance at end of period	$11,167	$9,498

Ratios:
Net charge-offs to average loans outstanding	(0.03)%	0.07%
Allowance to non-performing loans at period end	257.54%	131.01%
Allowance to total loans at period end	1.08%	1.25%

Our allowance as a percentage of total loans decreased to 1.08% at March 31, 2018 from 1.25% at March 31, 2017 primarily as a result of the increase in loans related to the Chattahoochee acquisition. The remaining fair value discount on acquired loans was $1.7 million as of March 31, 2018.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans increased to 257.54% at March 31, 2018 compared to 227.86% at December 31, 2017 and 131.01% at March 31, 2017.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)

One- to four-family residential	$265	$288
Commercial real estate	950	544
Other construction and land	1,659	1,736
Total	$2,874	$2,568

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$2,568	$5,413
Additions	749	25
Disposals	(425)	(747)
Writedowns	(18)	(67)
Balance, end of period	$2,874	$4,624

Real estate owned increased $0.3 million, or 11.9%, to $2.9 million at March 31, 2018 from $2.6 million at December 31, 2017. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

Net Deferred Tax Assets

Deferred tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets of this Form 10-Q. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, we considered the following sources of taxable income:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carry forwards;
•	Taxable income in prior carryback years; and
•	Tax planning strategies that would, if necessary, be implemented.

Net deferred tax assets increased $0.1 million to $8.9 million at March 31, 2018 compared to $8.8 million at December 31, 2017. The increase in net deferred tax assets is mainly attributable to increases in the net unrealized holding losses on our investment securities offset by reductions in our federal and state net operating losses and acquisitions related deferred tax items.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	March 31, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$192,916	16.0%	$179,457	15.4%
Interest-bearing demand accounts	206,530	17.1	226,718	19.5
Money market accounts	336,625	27.9	308,767	26.6
Savings accounts	52,162	4.3	50,500	4.3
Time deposits	417,675	34.6	396,735	34.1

Total deposits	$1,205,908	100.0%	$1,162,177	100.0%

Core deposits, which include wholesale deposits of $81.3 million, increased $22.8 million, or 3.0%, to $788.2 million at March 31, 2018 from $765.4 million at December 31, 2017. Certificates of deposit increased $20.9 million, or 5.3%, to $417.7 million at March 31, 2018 from $396.7 million at December 31, 2017. Core deposits decreased slightly from 66% of the Company’s deposit portfolio at December 31, 2017 to 65% at March 31, 2018.

FHLB Advances

FHLB advances were $223.5 million at March 31, 2018 and December 31, 2017. To manage our exposure to interest rate movement, we entered into two interest rate swaps on FHLB advances during 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates of the swapped advances were 0.82% and 1.39% at March 31, 2018 and 0.96% and 1.36% at December 31, 2017.

Other Borrowings

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of March 31, 2018.

The Company also had other borrowings at March 31, 2018 of $4.1 million which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at March 31, 2018 and December 31, 2017 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest income and manage our exposure to interest rate movement, we entered into an interest rate swap in September 2016 on the junior subordinated notes. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate on the swapped notes was 3.76% at March 31, 2018 and December 31, 2017.

Equity

Total shareholders’ equity increased $0.6 million to $151.9 million at March 31, 2018 compared to $151.3 million at December 31, 2017. This increase was primarily attributable to $3.6 million of net income, offset by a $3.4 million after-tax decline in the market value of investment securities available for sale.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017.

General. Net income for the three months ended March 31, 2018 was $3.6 million compared to $1.3 million for the same period in 2017. The increase in net income for the recent quarter was primarily the result of increases in net interest income and noninterest income of $2.8 million and $0.3 million, respectively, partially offset by increases in noninterest expense of $0.5 million.

Net Interest Income. Net interest income increased $2.8 million, or 28.9%, to $12.4 million for the three months ended March 31, 2018 compared to $9.6 million for the same period in 2017. The increase in net interest income was primarily due to higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, investments and loans partially offset by increased costs of borrowings.

The tax-equivalent net interest margin increased to 3.49% for the three months ended March 31, 2018 compared to 3.30% for the same period in 2017. The increase in margin was primarily the result of increased yields on investments and loans, partially offset by increases in rates on FHLB advance.

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

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,008,074	$11,892	4.78%	$743,154	$8,476	4.63%
Loans, tax exempt(1)	15,792	116	2.99%	14,908	137	3.72%
Investments - taxable	261,970	1,789	2.73%	296,317	1,759	2.37%
Investment tax exempt(1)	76,129	696	3.66%	111,432	1,125	4.04%
Interest earning deposits	86,644	349	1.63%	57,888	116	0.81%
Other investments, at cost	12,391	171	5.60%	13,865	172	5.03%

Total interest-earning assets	1,461,000	15,014	4.17%	1,237,564	11,785	3.86%

Noninterest-earning assets	124,753			97,048

Total assets	$1,585,753			$1,334,612

Interest-bearing liabilities:
Savings accounts	$51,123	$15	0.12%	$43,012	$12	0.11%
Time deposits	403,284	914	0.92%	328,605	757	0.93%
Money market accounts	319,351	366	0.46%	246,621	219	0.36%
Interest bearing transaction accounts	212,366	87	0.17%	135,263	40	0.12%
Total interest bearing deposits	986,124	1,382	0.57%	753,501	1,028	0.55%

FHLB advances	223,500	820	1.47%	274,889	530	0.78%
Junior subordinated debentures	14,433	138	3.82%	14,433	137	3.85%
Other borrowings	8,763	109	5.04%	2,788	30	4.36%

Total interest-bearing liabilities	1,232,820	2,449	0.81%	1,045,611	1,725	0.67%

Noninterest-bearing deposits	183,071			140,563

Other non interest bearing liabilities	18,773			13,935

Total liabilities	1,434,664			1,200,109
Total equity	151,089			134,503

Total liabilities and equity	$1,585,753			$1,334,612

Tax-equivalent net interest income		$12,565			$10,060

Net interest-earning assets(2)	$228,180			$191,953

Average interest-earning assets to interest-bearing liabilities	118.51%			118.36%

Tax-equivalent net interest rate spread(3)			3.36%			3.19%
Tax-equivalent net interest margin(4)			3.49%			3.30%

(1) Tax exempt loans and investments are calculated giving effect to a 21% federal tax rate in 2018 and 35% federal tax rate in 2017.
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
58

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

	For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale(1)	$3,116	$300	$3,416
Loans, tax exempt(2)	8	(28)	(20)
Investment - taxable	(216)	247	31
Investments - tax exempt(2)	(329)	(100)	(429)
Interest-earning deposits	77	155	232
Other investments, at cost	(19)	18	(1)

Total interest-earning assets	2,637	592	3,229

Interest-bearing liabilities:
Savings accounts	$2	$1	$3
Time deposits	169	(12)	157
Money market accounts	74	73	147
Interest bearing transaction accounts	28	19	47
FHLB advances	(112)	402	290
Junior subordinated debentures	—	1	1
Other borrowings	74	5	79

Total interest-bearing liabilities	235	489	724

Change in tax-equivalent net interest income	$2,402	$103	$2,505

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate in 2018 and a 35% federal tax rate in 2017.

Net interest income before provision for loan losses increased to $12.4 million for the three months ended March 31, 2018, compared to $9.6 million for the same period in 2017. As indicated in the table above, an increase in net interest income of $2.4 million attributable to an improvement in volume was supplemented by a $0.1 million improvement in net interest income earned attributable to an improvement in rates.

The increase in tax-equivalent net interest income of $2.4 million related to volume was primarily the result of higher average loan balances which increased $265.8 million and lower average FHLB advances which decreased $51.4 million for the three months ended March 31, 2108 as compared to the same period in 2017. The increase in average loan balances and decrease in FHLB advances was partially offset by decreased average investment balances of $69.7 million and higher average deposit balances which increased $232.6 million over the same periods. The average deposit growth was primarily attributable to the Chattahoochee Bank of Georgia (“Chattahoochee”) acquisition in October 2017.

The increase in tax-equivalent net interest income of $0.1 million related to rate was primarily the result of increased yields on taxable loans and taxable investments partially offset by decreased yields on tax exempt investments and increased FHLB advance rates.

Our tax-equivalent net interest rate spread increased to 3.36% for the three months ended March 31, 2018 compared to 3.19% for the three months ended March 31, 2017, and our tax-equivalent net interest margin increased to 3.49% for the three months ended March 31, 2018, compared to 3.30% for the three months ended March 31, 2017. The increases in our interest rate spread and margin were primarily a result of increased yields on our taxable loans and taxable investments.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended March 31, 2018 of $0.4 million due to organic loan growth compared to a $0.3 million provision for loan losses for the same period in 2017. We are experiencing continued stabilization in asset quality, low charge-off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)
Servicing income, net	$94	$95	$(1)
Mortgage banking	239	220	19
Gain on sale of SBA loans	61	142	(81)
Gain (loss) on sale of investments, net	(12)	7	(19)
Equity securities gains (losses)	(53)	207	(260)
Other than temporary impairment on available-for-sale securities	—	(700)	700
Service charges on deposit accounts	431	391	40
Interchange fees	248	166	82
Bank owned life insurance	200	181	19
Other	208	130	78

Total	$1,416	$839	$577

Gains on sales of SBA loans decreased $0.1 million as a result of reduced volume. We continue to focus on our SBA lending and hired a Director of SBA Lending in January 2018 to lead and enhance our efforts.

Losses on equity securities in the three months ended March 31, 2018 compared to gains in the same period in 2017 relate to declines in market value of the equity securities.

Other than temporary impairment on available-for-sale securities in the three months ended March 2017 relates to the full impairment of our investment in subordinated debt issued by the holding company of a bank that subsequently failed. See our discussion in Note 3 of the accompanying unaudited financial statements.

Interchange fees increased $0.1 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of increased transactions due to the Stearns branch and Chattahoochee acquisitions. Other noninterest income increased $0.1 million for the three months ended March 31, 2018 compared to the same period in 2017 due primarily to income from SBIC investments.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(Dollars in thousands)

Compensation and employee benefits	$5,617	$4,836	$781
Net occupancy	1,092	951	141
Federal deposit insurance	279	104	175
Professional and advisory	277	274	3
Data processing	509	401	108
Marketing and advertising	209	248	(39)
Merger-related expenses	196	448	(252)
Net cost of operation of REO	50	134	(84)
Other	894	967	(73)

Total noninterest expenses	$9,123	$8,363	$760

Compensation and employee benefits increased $0.8 million, or 16.1%, for the three months ended March 31, 2018 as compared to the same period in 2017. This additional expense is related to increases in our number of employees primarily as a result our Chattahoochee acquisition in October 2017, annual raises, employee benefits, incentives and commissions.

Federal deposit insurance premiums increased $0.2 million for the three months ended March 31, 2018 compared to the same period in 2017 due to a reduction in premium credits based on a decline in certain regulatory ratios as a result of acquisition activity.

Data processing increased $0.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily as the result of increased accounts related to the Chattahoochee acquisition.

Net cost of operation of REO decreased $0.1 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily as the result of stabilized property values.

Other noninterest expense decreased $0.1 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily as the result of reduced franchise tax expense.

Income Taxes. We recorded $0.7 million of income tax expense for the three months ended March 31, 2018 compared to $0.5 million for the same period in 2017. Income tax expense for the 2018 period benefitted from the newly enacted Federal tax rate of 21% compared to a Federal tax rate of 35% in 2017. Income tax expense for the three months ending March 31, 2018 and 2017 benefitted from tax-exempt income related to municipal bond investment and BOLI income resulting in effective tax rates of 17.2% and 26.9%, respectively.

We continue to have unutilized net operating losses for federal and state income tax purposes and have a net tax liability of $4.5 million as of March 31, 2018 primarily resulting from the Chattahoochee acquisition.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee (“ALCO”), under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At March 31, 2018, cash and cash equivalents totaled $123.6 million. Included in this total was $100.8 million held at the FRB and $4.3 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements of this Form 10-Q. The following summarizes the most significant sources and uses of liquidity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2,018	2,017
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(9,745)	$(10,848)
Proceeds from loans originated for sale	9,866	12,342

Investing activities:
Purchases of investments	$(21,758)	$(53,493)
Maturities and principal repayments of investments	8,858	8,523
Sales of investments	10,009	17,324
Net increase in loans	(31,241)	(14,426)
Net cash received in branch acquisition	—	146,750
Purchase of SBIC Holdings, at cost	(68)	(1,018)
Redemption of other investments, at cost	—	3,053

Financing activities:
Net increase in deposits	$43,375	$3,359
Proceeds from FHLB advances	40,000	340,000
Repayment of FHLB advances	(40,000)	(415,000)

At March 31, 2018, we had $49.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $167.0 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of March 31, 2018.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window, and a revolving credit loan facility with NexBank SSB. The following summarizes our borrowing capacity as of March 31, 2018:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$237,273	$223,500	$13,773
Unpledged Marketable Securities	339,816	140,215	199,601
Fed funds lines	15,000	—	15,000
FRB	49,046	—	49,046
NexBank	15,000	5,000	10,000
	$656,135	$368,715	$287,420

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

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

When Basel III is fully phased in on January 1, 2019, the Company and the Bank will be required to maintain a 2.5% capital conservation buffer that is in addition to the minimum risk-weighted asset ratios and is designed to absorb losses during periods of economic distress. This capital conservation buffer is comprised entirely of common equity Tier 1 capital.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at March 31, 2108 and December 31, 2017.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Tier 1 Leverage Capital	$139,913	8.99%	$62,262	≥4%	$77,827	≥5%
Common Equity Tier 1 Capital	$139,913	12.49%	$71,438	≥6.375%	$72,838	≥6.5%
Tier 1 Risk-based Capital	$139,913	12.49%	$88,246	≥7.875%	$89,647	≥8%
Total Risk-based Capital	$151,181	13.49%	$110,658	≥9.875%	$112,059	≥10%

As of December 31, 2017:
Tier 1 Leverage Capital	$136,280	8.79%	$61,994	≥4%	$77,492	≥5%
Common Equity Tier 1 Capital	$136,280	11.92%	$65,729	≥5.75%	$74,303	≥6.5%
Tier 1 Risk-based Capital	$136,280	11.92%	$82,876	≥7.25%	$91,450	≥8%
Total Risk-based Capital	$147,266	12.88%	$105,739	≥9.25%	$114,312	≥10%

(1)	As of March 31, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

The following table summarizes the required and actual consolidated capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Tier I Leverage Capital	$138,539	8.90%	$62,293	≥4%
Common Equity Tier 1 Capital	$124,106	11.07%	$71,503	≥6.375%
Tier I Risk-based Capital	$138,539	12.35%	$88,327	≥7.875%
Total Risk Based Capital	$149,807	13.36%	$110,759	≥9.875%

As of December 31, 2017:
Tier I Leverage Capital	$134,470	8.68%	$61,967	≥4%
Common Equity Tier 1 Capital	$120,861	10.57%	$65,775	≥5.75%
Tier I Risk-based Capital	$134,470	11.76%	$82,934	≥7.25%
Total Risk Based Capital	$145,457	12.72%	$105,812	≥9.25%

(1)	As of March 31, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.
64

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

One of the most significant forms of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect economic value of equity (“EVE”) by changing the net present value of a bank’s future cash flows, and the cash flows themselves as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive risk can threaten a bank’s earnings, capital, liquidity and solvency. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The Board of Directors of the Bank has established an ALCO, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board. Our ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

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

We have taken the following steps to reduce our interest rate risk:

•	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;

•	limited the fixed rate period on loans within our portfolio;

•	utilized our securities portfolio for positioning based on projected interest rate environments;

•	priced certificates of deposit to encourage customers to extend to longer terms;

•	engaged in interest rate swap agreements; and

•	utilized FHLB advances for positioning.

We have not conducted speculative hedging activities, such as engaging in futures or options.

Economic Value of Equity (EVE)

EVE is the difference between the present value of an institution’s assets and liabilities that would change in the event of a range of assumed changes in market interest rates. EVE is used to monitor interest rate risk beyond the 12 month time horizon of income simulations. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 400 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

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

The table below reflects the impact of an immediate increase in interest rates in 100 basis point increments on Pretax Net Interest Income (“NII”) and EVE.

	March 31, 2018		December 31, 2017
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(0.1)	(3.4)	(3.5)	(1.7)
+300	0.2	(2.3)	(2.3)	(1.5)
+200	0.2	(1.9)	(1.2)	(1.5)
+100	0.2	(1.7)	(0.4)	(1.4)
—	—	—	—	—
-100	(2.7)	4.7	(3.2)	3.6

The results from the rate shock analysis on NII are consistent with having a slightly asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in an decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 0.2% increase in NII as of March 31, 2018 as compared to a 0.4% decrease in NII as of December 31, 2017, suggesting that there is a slight benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has increased from December 31, 2017 to March 31, 2018. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 1.9% decrease in EVE as of March 31, 2018 as compared to a 1.5% decrease in EVE as of December 31, 2017.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2018, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended March 31, 2018.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2017 Form 10-K as filed with the SEC on March 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.16	Fourth Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 22, 2018, incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K, filed with the SEC on March 16, 2018. (SEC File No. 001-35302).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2018	Entegra Financial Corp.
(Registrant)

	By:	/s/ David A. Bright
	Name:	David A. Bright
	Title:	Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.16	Fourth Amendment to the Macon Bank, Inc. Amended and Restated Long-Term Capital Appreciation Plan, dated February 22, 2018, incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K, filed with the SEC on March 16, 2018. (SEC File No. 001-35302).

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.
71