Form 10-Q
period 2018-06-30
Entegra Financial Corp.
filed 2018-08-08
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 4, 2018, there were 6,891,672 shares of the issuer’s common stock (no par value) issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Assets

Cash and due from banks	$14,880	$15,534
Interest-earning deposits	98,239	93,933
Cash and cash equivalents	113,119	109,467

Investments - equity securities	6,696	6,095
Investments - available for sale	334,344	342,863
Other investments, at cost	12,039	12,386
Loans held for sale (includes loans at fair value of $1,170 and $0, respectively)	5,113	3,845
Loans receivable	1,052,172	1,005,139
Allowance for loan losses	(11,525)	(10,887)
Fixed assets, net	24,419	24,113
Real estate owned	2,802	2,568
Accrued interest receivable	5,706	5,405
Bank owned life insurance	32,543	32,150
Small Business Investment Company holdings	3,537	3,491
Net deferred tax asset	8,515	8,831
Loan servicing rights	2,685	2,756
Goodwill	23,903	23,903
Core deposit intangible	3,923	4,269
Other assets	8,303	5,055

Total assets	$1,628,294	$1,581,449

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$1,220,578	$1,162,177
Federal Home Loan Bank advances	213,500	223,500
Junior subordinated notes	14,433	14,433
Other borrowings	9,377	8,623
Post employment benefits	9,941	10,174
Accrued interest payable	998	935
Other liabilities	4,681	10,294
Total liabilities	1,473,508	1,430,136

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,891,672 and 6,879,191 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock held by Rabbi Trust, at cost; 17,672 shares at June 30, 2018 and December 31, 2017	(379)	(379)
Additional paid in capital	73,608	72,997
Retained earnings	85,378	78,718
Accumulated other comprehensive loss	(3,821)	(23)
Total shareholders’ equity	154,786	151,313

Total liabilities and shareholders’ equity	$1,628,294	$1,581,449

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$12,468	$9,035	$24,360	$17,511
Interest on tax exempt loans	92	98	184	187
Taxable securities	1,557	1,821	3,346	3,580
Tax-exempt securities	607	798	1,157	1,529
Interest-earning deposits	432	127	781	243
Other	173	145	343	311
Total interest income	15,329	12,024	30,171	23,361

Interest expense:
Deposits	1,827	1,085	3,209	2,113
Federal Home Loan Bank advances	930	542	1,750	1,072
Junior subordinated notes	142	141	280	278
Other borrowings	120	34	229	64
Total interest expense	3,019	1,802	5,468	3,527

Net interest income	12,310	10,222	24,703	19,834

Provision for loan losses	357	325	718	640
Net interest income after provision for loan losses	11,953	9,897	23,985	19,194

Noninterest income:
Servicing income, net	39	158	133	253
Mortgage banking	283	344	522	564
Gain on sale of SBA loans	229	4	290	146
Gain (loss) on sale of investments	(508)	36	(520)	43
Equity securities gains (losses)	45	100	(8)	313
Other than temporary impairment on available-for-sale securities	—	—	—	(700)
Service charges on deposit accounts	405	412	836	803
Interchange fees, net	271	243	519	409
Bank owned life insurance	194	214	394	395
Other	340	182	548	312
Total noninterest income	1,298	1,693	2,714	2,538

Noninterest expenses:
Compensation and employee benefits	5,652	5,086	11,269	9,922
Net occupancy	1,122	926	2,214	1,877
Federal deposit insurance	148	135	427	239
Professional and advisory	333	363	610	637
Data processing	566	424	1,075	825
Marketing and advertising	235	226	444	474
Merger-related expenses	272	408	468	856
Net cost of operation of real estate owned	93	81	143	215
Other	1,018	981	1,912	1,948
Total noninterest expenses	9,439	8,630	18,562	16,993

Income before taxes	3,812	2,960	8,137	4,739

Income tax expense	725	858	1,468	1,337

Net income	$3,087	$2,102	$6,669	$3,402

Earnings per common share:
Basic	$0.45	$0.33	$0.97	$0.53
Diluted	$0.44	$0.32	$0.95	$0.52

Weighted average common shares outstanding:
Basic	6,889,743	6,456,572	6,887,838	6,460,693
Diluted	7,037,857	6,549,000	7,033,340	6,540,524

 The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$3,087	$2,102	$6,669	$3,402

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(1,358)	4,510	(5,863)	5,431
Reclassification adjustment for securities (gains) losses realized in net income	935	(36)	947	(43)
Reclassification adjustment for other than temporary impairment realized in net income	—	—	—	79
Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	55	—	109
Change in unrealized holding gains and losses on cash flow hedge	8	(107)	210	(68)
Reclassification adjustment for cash flow hedge effectiveness	(142)	2	(198)	20
Other comprehensive income (loss), before tax	(557)	4,424	(4,904)	5,528
Income tax effect related to items of other comprehensive income	132	(1,615)	1,097	(2,003)
Other comprehensive income (loss), after tax	(425)	2,809	(3,807)	3,525

Comprehensive income	$2,662	$4,911	$2,862	$6,927

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2018 and 2017

(Dollars in thousands)

					Accumulated
			Additional		Other	Common Stock
	Common Stock		Paid in	Retained	Comprehensive	held by
	Shares	Amount	Capital	Earnings	Income (Loss)	Rabbi Trust	Total
Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

Net income	—	—	—	3,402	—	—	3,402
Other comprehensive income, net of tax	—	—	—	—	3,525	—	3,525
Stock compensation expense	—	—	458	—	—	—	458
Vesting of restricted stock units, net of 859 shares surrendered	4,129	—	(19)	—	—	—	(19)
Repurchase of common stock	(13,000)	—	(301)	—	—	—	(301)
Balance, June 30, 2017	6,458,679	$—	$62,802	$79,541	$(1,931)	$(279)	$140,134

Balance, December 31, 2017	6,879,191	$—	$72,997	$78,718	$(23)	$(379)	$151,313

Net income	—	—	—	6,669	—	—	6,669
Other comprehensive income, net of tax	—	—	—	—	(3,807)	—	(3,807)
Stock compensation expense	—	—	515	—	—	—	515
Stock options exercised	8,081	—	117	—	—	—	117
Vesting of restricted stock units, net of 740 shares surrendered	4,400	—	(21)	—	—	—	(21)
Cumulative effect of change in accounting principle	—	—	—	(9)	9	—	—
Balance, June 30, 2018	6,891,672	$—	$73,608	$85,378	$(3,821)	$(379)	$154,786

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$6,669	$3,402
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	(417)	(45)
Investment amortization, net	1,828	2,299
Equity securities loss (income)	8	(307)
Provision for loan losses	718	640
Provision for real estate owned	83	167
Share-based compensation expense	515	458
Deferred tax expense	1,407	1,240
Loss (gain) on sales of investments	520	(43)
Other than temporary impairment on investments	—	700
Income on bank owned life insurance, net	(394)	(395)
Mortgage banking income, net	(522)	(564)
Gain on sales of SBA loans	(290)	(146)
Net realized gain on sale of real estate owned	(17)	(41)
Loans originated for sale	(24,011)	(24,789)
Proceeds from sale of loans originated for sale	23,554	25,272
Net change in operating assets and liabilities:
Accrued interest receivable	(301)	(199)
Loan servicing rights	71	(115)
Other assets	(3,139)	189
Postemployment benefits	(233)	(48)
Accrued interest payable	63	73
Other liabilities	(6,826)	74
Net cash (used in) provided by operating activities	$(714)	$7,822

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	$(78,053)	$(85,094)
Maturities/calls and principal repayments	24,251	21,222
Sales	55,174	36,842
Proceeds from sale of Visa Class B restricted shares	427	—
Net increase in loans	(46,882)	(48,554)
Net cash received in branch acquisition	—	146,750
Proceeds from sale of real estate owned	395	770
Purchase of fixed assets	(1,013)	(343)
Purchase of Small Business Investment Company holdings, at cost	(46)	(1,116)
Purchase of other investments, at cost	(78)	—
Redemption of other investments, at cost	425	3,053
Net cash (used in) provided by investing activities	$(45,400)	$73,530
Cash flows from financing activities:
Net increase in deposits	$57,530	$28,829
Net increase in escrow deposits	1,385	1,310
Net increase in other borrowings	755	646
Proceeds from FHLB advances	195,500	573,500
Repayment of FHLB advances	(205,500)	(648,500)
Cash received upon exercise of stock options	117	—
Cash paid for shares surrendered upon vesting of restricted stock	(21)	—
Purchase of common stock	—	(320)
Net cash provided by (used in) financing activities	$49,766	$(44,535)

Increase in cash and cash equivalents	3,652	36,817

Cash and cash equivalents, beginning of period	$109,467	$43,294

Cash and cash equivalents, end of period	$113,119	$80,111

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$5,405	$3,454
Income taxes	$3,670	$75

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$749	$220
Investments to be settled	1,162	—
Loans originated for the disposition of real estate owned	54	1,001

Acquisitions
Assets acquired	$—	$3,997
Liabilities assumed	—	(154,505)
Net assets/(liabilities)	$—	$(150,508)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Bank, and Entegra Services. The accounts of the Trust are not consolidated with the Company. In consolidation, all significant intercompany accounts and transactions have been eliminated.

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

Recent Accounting Standards Updates

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) to allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Reform”). This ASU eliminates the stranded tax effects resulting from the Tax Reform and will improve the usefulness of information reported to financial statement users. The amendment becomes effective for public entities beginning after December 15, 2018.   Early adoption of ASU 2018-02 was permitted with amendments applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate income tax rate is recognized. As election to adopt ASU 2018-02 early was permitted, the Company adopted the standard in December 2017 resulting in an adjustment to 2017 net income of approximately $16,000 through a reduction in income tax expense.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public entities, this update is effective for fiscal years beginning after December 15, 2018. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to AOCI with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The Company elected to adopt this update as of December 31, 2017, with no effect on the Company’s financial statements. See Note 9 for enhanced disclosures.

In March 2017, the FASB issued amendments to ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The standard became effective for the Company on January 1, 2018, and did not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued amendments to ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update was issued to simplify how an entity is required to test goodwill impairment. Under amendments to this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard becomes effective SEC filers beginning after December 15, 2019.  The Company does not expect this update to have a material effect on its financial statements.

In January 2017, the FASB issued amendments to ASU 2017-01 Business Combinations (Topic 80): Clarifying the Definition of a Business. This update was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard became effective for the Company on January 1, 2018, and did not have a material effect on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 resulted in a cumulative-effect adjustment of $9,000 to retained earnings from AOCI with a zero net effect on total shareholders’ equity as a result of the Company’s investment in equity securities. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion (see Note 14, Fair Value of Assets and Liabilities).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change. These classification changes resulted in a reclassification of $0.2 million and $0.5 million from other noninterest expense to interchange income for the three and six months ended June 30, 2017, respectively. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the retrospective approach. See Note 15 Revenue Recognition for more information.

In June 2016, the FASB issued amendments to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company has formed a cross-functional committee to provide corporate governance over the implementation of this update, has evaluated data sources and made process updates to capture additional relevant data, has identified a service provider to perform the calculation, and continues to attend seminars and forums specific to this update. The Company is currently evaluating the impact on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 became effective for the Company January 1, 2018, and did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, this update is effective for fiscal years beginning after December 15, 2018, with modified retrospective application to prior periods presented. The Company has lease agreements, such as branch and office locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability, but does not expect this update to have a material impact on its financial statements.

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

Chattahoochee Bank of Georgia

On October 1, 2017, the Bank acquired Chattahoochee Bank of Georgia in Gainesville, Georgia (“Chattahoochee”). In connection with the acquisition, the Bank acquired $189.2 million of assets and assumed $170.6 million of liabilities. Total consideration transferred was $25.4 million of cash and 395,666 shares of the Company’s common stock valued at $9.9 million. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $16.8 million which is deductible over 15 years for tax purposes. There were no loans purchased with evidence of credit impairment.

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

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below:

(Dollars in thousands)	As Recorded by Stearns	Fair Value Adjustments	As Recorded by the Company
Assets
Cash and cash equivalents	$1,258	$—	$1,258
Loans	7	—	7
Premises and equipment	950	132	1,082
Core deposit intangible	—	1,650	1,650
Total assets acquired	2,215	1,782	3,997

Liabilities
Deposits	$153,122	$1,062	$154,184
Other liabilities	321	—	321
Total liabilities assumed	153,443	1,062	154,505
Excess of liabilities assumed over assets acquired	$151,228	$720	$150,508
Cash received to settle the acquisition			145,492
Goodwill			$5,016

NOTE 3. INVESTMENT SECURITIES

The following table presents the holdings of our equity securities as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)

Mutual funds	$6,696	$6,095

Equity securities with a fair value of $6.1 million as of June 30, 2018 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of June 30, 2018 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. There were gains and losses on equity securities of $45,000 and $(8,000), respectively, and gains of $0.1 million and $0.3 million for the three and six months ended June 30, 2018 and 2017, respectively. The CRA mutual fund was reclassified as an equity security in 2018.

The Company’s held-to-maturity (“HTM”) investment portfolio was transferred to available-for-sale (“AFS”) during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

In 2008, the Company received 4,301 shares of Class B restricted common stock of Visa, Inc. (the “Visa Class B shares”) as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly-traded Class A common shares. This conversion will not occur until the settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares. Visa funded an escrow account from its initial public offering to settle these litigation claims. However, should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing the conversion ratio of each restricted Visa Class B share to unrestricted Class A shares. Based on the transfer restriction and the uncertainty of the outcome of the Visa litigation, the 4,301 Visa Class B shares that the Company owned were carried at a zero cost basis. The Company sold the 4,301 Visa Class B shares to another financial institution in the second quarter of 2018.

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

The amortized cost and estimated fair values of AFS securities as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$29,513	$24	$(153)	$29,384
Municipal Securities	105,137	28	(1,877)	103,288
Mortgage-backed Securities - Guaranteed	86,942	8	(1,960)	84,990
Collateralized Mortgage Obligations - Guaranteed	15,420	1	(713)	14,708
Collateralized Mortgage Obligations - Non Guaranteed	70,207	111	(1,058)	69,260
Collateralized Loan Obligations	13,044	1	(28)	13,017
Corporate bonds	19,592	250	(145)	19,697
	$339,855	$423	$(5,934)	$334,344

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$20,529	$7	$(13)	$20,523
Municipal Securities	93,250	975	(366)	93,859
Mortgage-backed Securities - Guaranteed	129,314	112	(1,387)	128,039
Collateralized Mortgage Obligation - Guaranteed	10,559	—	(257)	10,302
Collateralized Mortgage Obligation - Non Guaranteed	64,706	323	(336)	64,693
Collateralized Loan Obligations	5,555	6	(22)	5,539
Corporate bonds	18,925	409	(43)	19,291
Mutual funds	629	—	(12)	617
	$343,467	$1,832	$(2,436)	$342,863
15

Information pertaining to securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is detailed as follows:

	June 30, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$19,641	$153	$—	$—	$19,641	$153
Municipal Securities	65,523	1,048	23,607	829	89,130	1,877
Mortgage-backed Securities - Guaranteed	54,880	1,142	25,963	818	80,843	1,960
Collateralized Mortgage Obligations - Guaranteed	4,558	181	7,839	532	12,397	713
Collateralized Mortgage Obligations - Non Guaranteed	51,648	1,004	5,230	54	56,878	1,058
Collateralized Loan Obligations	5,012	28	—	—	5,012	28
Corporate Bonds	5,648	103	1,031	42	6,679	145
	$206,910	$3,659	$63,670	$2,275	$270,580	$5,934

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$9,943	$11	$998	$2	$10,941	$13
Municipal Securities	11,043	61	22,982	305	34,025	366
Mortgage-backed Securities - Guaranteed	51,185	447	47,637	940	98,822	1,387
Collateralized Mortgage Obligations - Guaranteed	4,139	57	6,163	200	10,302	257
Collateralized Mortgage Obligations - Non Guaranteed	25,862	225	10,654	111	36,516	336
Collateralized loan obligations	3,520	22	—	—	3,520	22
Corporate bonds	1,304	9	1,044	34	2,348	43
Mutual funds	—	—	617	12	617	12
	$106,996	$832	$90,095	$1,604	$197,091	$2,436

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of June 30, 2018 and December 31, 2017 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2018
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	11	—	11
Municipal Securities	56	24	80
Mortgage-backed Securities - Guaranteed	44	21	65
Collateralized Mortgage Obligations - Guaranteed	3	4	7
Collateralized Mortgage Obligations - Non Guaranteed	29	6	35
Collateralized loan obligation	3	—	3
Corporate bonds	7	1	8
	153	56	209

	December 31, 2017
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	6	1	7
Municipal Securities	11	22	33
Mortgage-backed Securities - Guaranteed	42	34	76
Collateralized Mortgage Obligations - Guaranteed	2	3	5
Collateralized Mortgage Obligations - Non Guaranteed	16	8	24
Collateralized loan obligation	2	—	2
Corporate bonds	2	1	3
Mutual funds	—	1	1
	81	70	151

At June 30, 2018, the Company held 209 investment securities that were in an unrealized loss position, of which 56 had been in unrealized loss positions for over twelve months. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. When reviewing the securities in loss positions, pricing is reviewed for deterioration, bond ratings are reviewed for downgrades, and credit enhancement levels are reviewed for erosion.

For the three and six months ended June 30, 2018 and 2017, the Company received proceeds from sales of securities and corresponding gross realized gains and losses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
AFS
Gross proceeds	$45,165	$19,518	$55,174	$36,842
Gross realized gains	56	116	77	123
Gross realized losses	991	80	1,024	80

Visa Class B Restricted Shares
Gross proceeds	427	—	427	—
Gross realized gains	427	—	427	—
Gross realized losses	—	—	—	—

Total
Gross proceeds	$45,592	$19,518	$55,601	$36,842
Gross realized gains	483	116	504	123
Gross realized losses	991	80	1,024	80
	—	—	—	—

The Company had securities pledged against deposits and borrowings of approximately $119.1 million and $143.3 million at June 30, 2018 and December 31, 2017, respectively.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2018, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Over 1 year through 5 years	$6,187	$6,192
After 5 years through 10 years	25,999	25,944
Over 10 years	135,100	133,250
	167,286	165,386
Mortgage-backed securities	172,569	168,958

Total	$339,855	$334,344
18

NOTE 4. LOANS RECEIVABLE

Loans receivable as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)

Real estate mortgage loans:
One-to-four family residential	$318,352	$304,107
Commercial real estate	490,849	453,725
Home equity loans and lines of credit	48,881	49,877
Residential construction	40,178	37,108
Other construction and land	97,435	101,447
Total real estate loans	995,695	946,264

Commercial and industrial	53,158	56,939
Consumer	6,058	5,700
Total commercial and consumer	59,216	62,639

Loans receivable, gross	1,054,911	1,008,903

Less: Net deferred loan fees	(1,230)	(1,431)
Acquired loans fair value discount	(1,395)	(2,012)
Hedged loans basis adjustment (See Note 9)	(81)	—
Unamortized premium	366	389
Unamortized discount	(399)	(710)

Loans receivable, net of deferred fees	$1,052,172	$1,005,139

The Bank had $254.2 million and $231.8 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2018 and December 31, 2017, respectively. The Bank also had $98.7 million and $108.3 million of loans pledged as collateral to secure funding availability with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2018 and December 31, 2017, respectively.

Included in loans receivable and other borrowings at June 30, 2018 are $4.4 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017

Discount on purchased loans, beginning of period	$681	$1,083	$710	$1,150
Accretion	(282)	(127)	(311)	(194)
Discount on purchased loans, end of period	$399	$956	$399	$956
19

The following table presents the activity related to the fair value discount on loans from business combinations for the three and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017

Fair value discount, beginning of period	$1,746	$786	$2,012	$857
Accretion	(351)	(82)	(617)	(153)
Fair value discount, end of period	$1,395	$704	$1,395	$704

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,770	$4,561	$575	$453	$1,108	$636	$64	$11,167
Provision	1	341	(26)	—	31	28	(18)	357
Charge-offs	—	—	—	—	—	(34)	(29)	(63)
Recoveries	1	—	3	—	7	3	50	64
Ending balance	$3,772	$4,902	$552	$453	$1,146	$633	$67	$11,525

	Three Months Ended June 30, 2017
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,121	$4,080	$665	$216	$872	$489	$55	$9,498
Provision	247	50	(97)	32	(30)	89	34	325
Charge-offs	(46)	—	(1)	—	53	—	(9)	(3)
Recoveries	64	(34)	5	—	12	7	60	114
Ending balance	$3,386	$4,096	$572	$248	$907	$585	$140	$9,934
20

	Six Months Ended June 30, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887
Provision	(150)	570	(47)	150	94	156	(55)	718
Charge-offs	(110)	(35)	(41)	—	—	(34)	(58)	(278)
Recoveries	14	3	24	—	27	8	122	198
Ending balance	$3,772	$4,902	$552	$453	$1,146	$633	$67	$11,525

	Six Months Ended June 30, 2017
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
Provision	555	162	(109)	63	167	(29)	(169)	640
Charge-offs	(50)	(88)	(1)	—	(175)	—	(24)	(338)
Recoveries	69	43	5	—	67	15	128	327
Ending balance	$3,386	$4,096	$572	$248	$907	$585	$140	$9,934

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans for the periods indicated:

	June 30, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total

	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$87	$43	$—	$—	$54	$9	$—	$193
Collectively evaluated for impairment	3,685	4,859	552	453	1,092	624	67	11,332
	$3,772	$4,902	$552	$453	$1,146	$633	$67	$11,525

Loans Receivable
Individually evaluated for impairment	$2,954	$5,309	$313	$—	$2,146	$282	$—	$11,004
Collectively evaluated for impairment	314,476	483,435	48,692	40,242	95,088	53,084	6,151	1,041,168
	$317,430	$488,744	$49,005	$40,242	$97,234	$53,366	$6,151	$1,052,172

	December 31, 2017
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$185	$56	$—	$—	$66	$15	$—	$322
Collectively evaluated for impairment	3,833	4,308	616	303	959	488	58	10,565
	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887

Loans Receivable
Individually evaluated for impairment	$3,873	$5,714	$313	$—	$1,443	$291	$—	$11,634
Collectively evaluated for impairment	299,111	445,315	49,648	37,144	99,725	56,785	5,777	993,505
	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139
21

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

22

Home equity and lines of credit

Home equity loans are often secured by first or second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render our second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken our collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

Residential construction and other construction and land

Residential mortgage construction loans are typically secured by undeveloped or partially developed land with funds to be disbursed as home construction is completed, contingent upon receipt and satisfactory review of invoices and inspections. Declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the collateral’s current market value. Non-commercial construction and land development loans can experience delays in completion and/or cost overruns that exceed the borrower’s financial ability to complete the project. Cost overruns can result in foreclosure of partially completed collateral with unrealized value and diminished marketability. Commercial construction and land development loans are dependent on the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and building lots. Deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers.

Commercial

We centrally underwrite each of our commercial loans based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. We strive to gain a complete understanding of our borrower’s businesses including the experience and background of the principals of such businesses. To the extent that the loan is secured by collateral, which is a predominant feature of the majority of our commercial loans, or other assets including accounts receivable and inventory, we gain an understanding of the likely value of the collateral and what level of strength it brings to the loan transaction. To the extent that the principals or other parties are obligated under the note or guaranty agreements, we analyze the relative financial strength and liquidity of each guarantor. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, as well as risks that are specific to each transaction including volatility or seasonality of cash flows, changing demand for products and services, personal events such as death, disability or change in marital status, and reductions in the value of our collateral.

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

23

The following tables present the recorded investment in gross loans by loan grade as of the dates indicated:

June 30, 2018
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$7,759	$—	$—	$—	$1,124	$9	$8,892
2	—	8,009	—	—	—	1,072	—	9,081
3	33,577	96,389	4,549	9,049	8,510	16,101	302	168,477
4	110,927	273,282	3,799	18,295	52,974	21,397	313	480,987
5	23,528	87,217	614	3,793	19,415	12,768	6	147,341
6	328	7,750	—	—	1,825	361	—	10,264
7	1,503	4,910	—	—	1,124	527	—	8,064
	$169,863	$485,316	$8,962	$31,137	$83,848	$53,350	$630	$833,106

Ungraded Loan Exposure:

Performing	$146,807	$3,406	$39,645	$9,105	$13,322	$16	$5,501	$217,802
Nonperforming	760	22	398	—	64	—	20	1,264
Subtotal	$147,567	$3,428	$40,043	$9,105	$13,386	$16	$5,521	$219,066

Total	$317,430	$488,744	$49,005	$40,242	$97,234	$53,366	$6,151	$1,052,172

December 31, 2017
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$9,086	$—	$—	$—	$1,665	$11	$10,762
2	1,164	12,360	—	—	904	1,272	—	$15,700
3	34,593	78,485	5,312	7,262	9,207	15,117	377	$150,353
4	99,816	249,103	3,901	16,294	57,065	25,137	523	$451,839
5	22,639	87,745	943	3,111	18,806	13,064	8	$146,316
6	1,741	8,623	—	—	2,055	306	—	$12,725
7	2,112	5,371	—	—	425	474	—	$8,382
	$162,065	$450,773	$10,156	$26,667	$88,462	$57,035	$919	$796,077

Ungraded Loan Exposure:

Performing	$140,013	$256	$39,685	$10,477	$12,623	$41	$4,846	$207,941
Nonperforming	906	—	120	—	83	—	12	1,121
Subtotal	$140,919	$256	$39,805	$10,477	$12,706	$41	$4,858	$209,062

Total	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139
24

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$3,145	$310	$707	$4,162	$313,268	$317,430
Commercial real estate	1,549	346	307	2,202	486,542	488,744
Home equity and lines of credit	342	59	373	774	48,231	49,005
Residential construction	2	—	—	2	40,240	40,242
Other construction and land	604	—	794	1,398	95,836	97,234
Commercial	418	59	62	539	52,827	53,366
Consumer	6	4	20	30	6,121	6,151
Total	$6,066	$778	$2,263	$9,107	$1,043,065	$1,052,172

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$3,941	$591	$562	$5,094	$297,890	$302,984
Commercial real estate	2,093	308	683	3,084	447,945	451,029
Home equity and lines of credit	308	27	120	455	49,506	49,961
Residential construction	501	—	—	501	36,643	37,144
Other construction and land	1,711	21	93	1,825	99,343	101,168
Commercial	488	1	95	584	56,492	57,076
Consumer	27	25	10	62	5,715	5,777
Total	$9,069	$973	$1,563	$11,605	$993,534	$1,005,139
25

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$2,055	$2,182	$—	$2,266	$2,376	$—
Commercial real estate	3,664	5,912	—	4,050	6,119	—
Home equity and lines of credit	313	428	—	313	428	—
Other construction and land	1,304	1,551	—	571	678	—
	$7,336	$10,073	$—	$7,200	$9,601	$—

Loans with a valuation allowance
One-to-four family residential	$899	$899	$87	$1,607	$1,607	$185
Commercial real estate	1,645	1,645	43	1,664	1,664	56
Other construction and land	842	842	54	872	872	66
Commercial	282	282	9	291	291	15
	$3,668	$3,668	$193	$4,434	$4,434	$322

Total
One-to-four family residential	$2,954	$3,081	$87	$3,873	$3,983	$185
Commercial real estate	5,309	7,557	43	5,714	7,783	56
Home equity and lines of credit	313	428	—	313	428	—
Other construction and land	2,146	2,393	54	1,443	1,550	66
Commercial	282	282	9	291	291	15
	$11,004	$13,741	$193	$11,634	$14,035	$322
26

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$2,181	$22	$3,145	$37	$2,201	$44	$3,167	$69
Commercial real estate	5,912	32	7,095	32	5,934	65	7,177	63
Home equity and lines of credit	428	4	328	13	428	8	328	24
Other construction and land	1,551	5	686	5	1,554	11	689	10
	$10,072	$63	$11,254	$87	$10,117	$128	$11,361	$166

Loans with a valuation allowance
One-to-four family residential	$900	$12	$1,125	$12	$906	$23	$1,134	$25
Commercial real estate	1,646	23	1,684	22	1,657	45	1,695	43
Home equity and lines of credit	—	—	100	1	—	—	100	2
Other construction and land	848	11	735	10	860	23	764	19
Commercial	282	5	300	6	287	11	304	11
	$3,676	$51	$3,944	$51	$3,710	$102	$3,997	$100

Total
One-to-four family residential	$3,081	$34	$4,270	$49	$3,107	$67	$4,301	$94
Commercial real estate	7,558	55	8,779	54	7,591	110	8,872	106
Home equity and lines of credit	428	4	428	14	428	8	428	26
Other construction and land	2,399	16	1,421	15	2,414	34	1,453	29
Commercial	282	5	300	6	287	11	304	11
	$13,748	$114	$15,198	$138	$13,827	$230	$15,358	$266

 Non-performing Loans

The following table summarizes the balances of non-performing loans as of June 30, 2018 and December 31, 2017. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)

One-to-four family residential	$1,170	$1,421
Commercial real estate	1,881	2,666
Home equity loans and lines of credit	397	120
Other construction and land	994	464
Commercial	62	95
Consumer	20	12
Non-performing loans	$4,524	$4,778
27

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	June 30, 2018
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$2,192	$363	$2,555
Commercial real estate	3,747	1,550	5,297
Home equity and lines of credit	283	30	313
Other construction and land	1,214	201	1,415
Commercial	282	—	282

	$7,718	$2,144	$9,862

	December 31, 2017
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$3,452	$—	$3,452
Commercial real estate	3,805	1,438	5,243
Home equity and lines of credit	313	—	313
Other construction and land	1,091	370	1,461
Commercial	291	—	291

	$8,952	$1,808	$10,760

Loan modifications that were deemed TDRs at the time of the modification during the periods presented are summarized in the table below:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms
Commercial real estate	1	$212	1	$212

There were no loan modifications that were deemed TDRs at the time of the modification during the three or six month periods ended June 30, 2017.

There were no TDRs that defaulted during the three month and six month periods ending June 30, 2018 and 2017 and which were modified as TDRs within the previous 12 months.

28

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The Company had $23.9 million of goodwill as of June 30, 2018 and December 31, 2017.

The Company’s other intangible assets consist of core deposit intangibles related to acquired core deposits. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	As of and for the Six Months Ending	As of and for the Year Ending
	June 30,	December 31,
	2018	2017
	Dollars in thousands
Gross balance at beginning of period	$4,840	$1,120
Additions from acquisitions	—	3,720
Gross balance at end of period	4,840	4,840
Less accumulated amortization	(917)	(571)
Core deposit intangible, net	$3,923	$4,269

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is approximately $0.7 million per year.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017.

	As of and for the				As of and for the Year Ended
	Six Months Ended June 30,				December 31,
	2018		2017		2017
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$196,321	$—	$163,784	$—	$179,457	$—
Interest-bearing demand	206,568	184	176,788	93	226,718	228
Money Market	342,188	873	261,127	455	308,767	1,022
Savings	53,543	29	48,687	25	50,500	53
Time Deposits	421,958	2,123	363,612	1,540	396,735	3,171
	$1,220,578	$3,209	$1,013,998	$2,113	$1,162,177	$4,474

The following table indicates wholesale deposits included in the money market and time deposits amounts above:

	As of and for the Six Months Ended		As of and for the year ended
	June 30,		December 31,
(Dollars in thousands)	2018	2017	2017
Wholesale money market	$45,076	$—	$2,020
Wholesale time deposits	67,610	38,976	39,105
	$112,686	$38,976	$41,125
29

 NOTE 8. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
2018	$155,500	2.03%	$205,500	1.43%
2019	48,000	2.22%	18,000	2.02%
2020	10,000	2.68%	—	—
	$213,500	2.10%	$223,500	1.48%

The Company has a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. The Company had drawn $5.0 million on the revolving credit loan facility as of June 30, 2018 and December 31, 2017.

The Company also had other borrowings of $4.4 million and $3.6 million at June 30, 2018 and December 31, 2017, respectively, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on these other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

Risk Management Objective of Interest Rate Swaps

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedging relationship. The Company’s hedging strategies involving interest rate derivatives are classified as either “Fair Value Hedges” or “Cash Flow Hedges,” depending upon the rate characteristic of the hedged item.

Fair Value Hedge: As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of the derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge.

Cash Flow Hedge: Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge.

Credit and Collateral Risks for Interest Rate Swaps

The Company manages credit exposure on interest rate swap transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements allow for collateralization of exposures beyond specified minimum threshold amounts.

30

The Company’s agreements with its interest rate swap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At June 30, 2018, the Company had no derivatives in a net liability position under these agreements.

Mortgage Derivatives

Risk Management Objective of Mortgage Lending Activities

The Company also maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of our operations, we enter into derivative contracts to economically hedge risks associated with overall price risk related to interest rate lock commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sales commitments and IRLCs.

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of mortgage loans in order to economically hedge the effect of changes in interest rates resulting from IRLCs.

Credit and Collateral Risks for Mortgage Lending Activities

The Company’s underlying risks are primarily related to interest rates and forward sales commitments entered into as part of its mortgage banking activities. Forward sales commitments are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of mortgage loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes.

The table below presents the fair value of the Company’s derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands).

	Derivative Assets (1)		Derivative Liabilities (1)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	$696	$561	$50	$—
Total	$696	$561	$50	$—

Derivatives not designated as hedging instruments:
Mortgage derivatives	$75	$73	$19	$—
Total	$75	$73	$19	$—

(1) All derivative assets are located in “Other assets” on the consolidated balance sheets and all derivative liabilities are located in “Other liabilities” on the consolidated balance sheets.

31

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income:

	Three months ended June 30,
	2018		2017
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$15,329	$3,019	$12,024	$1,802
Gain (loss) on fair value hedging relationships
Interest rate swaps:
Hedged items	(81)	—	—	—
Derivatives designated as hedging instruments	74	—	—	—

Gain (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	—	142	—	(2)

	Six months ended June 30,
	2018		2017
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$30,171	$5,468	$23,361	$3,527
Gain (loss) on fair value hedging relationships
Interest rate swaps:
Hedged items	(81)	—	—	—
Derivatives designated as hedging instruments	74	—	—	—

Gain (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	—	198	—	(20)

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company entered into a pay-fixed/receive-variable interest rate swap in April 2018 with a notional amount of $25.0 million which was designated as a fair value hedge associated with the Company’s fixed rate loan program.

32

As of June 30, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(dollars in thousands)	Carrying amount of the hedged assets	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the balance sheet in which the hedged item is included	June 30, 2018	June 30, 2018
Loans receivable (1)	$109,186	$(81)

(1) These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2018, the amortized cost basis of the closed portfolio used in the the hedging relationship was $109.2 million, the cumulative basis adjustment associated with the hedging relationship was $(81,000), and the amount of the designated hedged items was $25.0 million .

As of December 31, 2017, the Company had no interest rate swaps that were designated as fair value hedges.

Cash Flow Hedges

Interest rate swap contracts, designated as cash flow hedges, involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments without exchange of the underlying notional amounts. The Company entered into a new pay-fixed/receive-variable interest rate swap in June 2018 associated with the Company’s junior subordinated debt. The forward starting interest rate swap begins exchanging cash flows in 2020 when the current interest rate swap agreement expires.

The structure of the swap agreements designated as cash flow hedges is described in the table below (dollars in thousands):

Underlyings	Designation	Notional	Payment Provision	Life of Swap Contract
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 0.958%/Receive 3 month LIBOR	4 yrs
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 3.02%/Receive 3 month LIBOR	3 yrs
FHLB Variable Rate Advance	Cash Flow Hedge	$15,000	Pay 1.054%/Receive 3 month LIBOR	2 yrs
FHLB Variable Rate Advance	Cash Flow Hedge	$20,500	Pay 1.354%/Receive 3 month LIBOR	2 yrs

The table below presents the effect of the Company’s derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three months ended June 30,		Six months ended June 30,
Interest rate swaps	Location	2018	2017	2018	2017
Amount of gain (loss) recognized in AOCI on derivatives	OCI	$8	$(107)	$210	$(68)
Amount of gain (loss) reclassified from AOCI into income	Interest expense	(142)	2	(198)	20
Amount of gain (loss) recognized in consolidated statement of comprehensive income		$(134)	$(105)	$12	$(48)
33

Derivatives Not Designated as Hedging Instruments

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are described above. At June 30, 2018 and December 31, 2017, the Company had the following IRLCs and forward commitments for the future delivery of residential mortgage loans.

(Dollars in thousands)	As of June 30, 2018	As of December 31, 2017
Mortgage derivatives
Interest rate lock commitments	$3,912	$5,705
Forward sales commitment	4,500	5,705

The table below presents the effect of the Company’s derivatives not designated as hedging instruments for the periods presented:

		Three months ended June 30,		Six months ended June 30,
Interest rate products	Location	2018	2017	2018	2017
		(Dollars in thousands)
Amount of gain (loss) recognized in income on forward commitments	Noninterest income	$(51)	$10	$(41)	$(12)
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	12	8	29	16
Amount of gain (loss) recognized in income on derivatives not designated as hedging instruments		$(39)	$18	$(12)	$4
34

NOTE 10. INCOME TAXES

The components of net deferred taxes as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,519	$2,356
Deferred compensation and post employment benefits	1,933	1,993
Non-accrual interest	222	204
Valuation reserve for other real estate	315	346
North Carolina NOL carryover	407	475
Federal NOL carryover	2,293	3,507
AMT credit carryforward	322	645
Unrealized losses on securities	1,240	149
Loan basis differences	67	77
Deposit premium	73	104
Fixed assets	101	63
Core deposit intangible	90	52
Other	1,403	1,009
Total deferred tax assets	10,985	10,980

Deferred tax liabilities:
Loan servicing rights	603	620
Goodwill	316	126
Core deposit intangible	81	89
Deferred loan costs	929	757
Prepaid expenses	7	31
Unrealized gains on securities	377	377
Derivative instruments	152	128
Other	5	21
Total deferred tax liabilities	2,470	2,149

Net Deferred tax asset	$8,515	$8,831

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses as of June 30, 2018:

(Dollars in thousands)	Amount	Expiration Dates
Federal	$10,983	2031-2036
North Carolina	$19,224	2026-2029
35

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$3,087	$2,102	$6,669	$3,402
Denominator:
Weighted-average common shares outstanding - basic	6,889,743	6,456,572	6,887,838	6,460,693
Effect of dilutive securities:
Stock options	97,924	46,926	97,450	38,110
Restricted stock units	50,190	45,502	48,052	41,721
Weighted-average common shares outstanding - diluted	7,037,857	6,549,000	7,033,340	6,540,524

Earnings per share - basic	$0.45	$0.33	$0.97	$0.53
Earnings per share - diluted	$0.44	$0.32	$0.95	$0.52

The following table presents stock options that are not deemed dilutive in calculating diluted earnings per share for the respective periods in the table above:

	Average Stock Price				Anti-dilutive Shares
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Stock options	$28.52	$23.58	$28.54	$23.04	21,131	616	20,362	808
36

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of AOCI and changes in those components as of and for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
	Available for Sale Securities	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total
(Dollars in thousands)
Balance, beginning of period	$(3,943)	$—	$547	$(3,396)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	—	—
Change in net unrealized holding losses on securities available for sale	(1,358)	—	—	(1,358)
Reclassification adjustment for net securities gains realized in net income	935	—	—	935
Change in unrealized holding gains on cash flow hedge			8	8
Reclassification adjustment for cash flow hedge effectiveness			(142)	(142)
Cumulative effect of change in accounting principle	—		—	—
Income tax effect	95	—	37	132

Balance, end of period	$(4,271)	$—	$450	$(3,821)

	Three Months Ended June 30, 2017
(Dollars in thousands)
Balance, beginning of period	$(4,928)	$(148)	$336	$(4,740)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	55	—	55
Change in net unrealized holding losses on securities available for sale	4,510	—	—	4,510
Reclassification adjustment for net securities gains realized in net income	(36)	—	—	(36)
Change in unrealized holding gains on cash flow hedge			(107)	(107)
Reclassification adjustment for cash flow hedge effectiveness			2	2
Income tax effect	(1,654)	—	39	(1,615)

Balance, end of period	$(2,108)	$(93)	$270	$(1,931)
37

	Six Months Ended June 30, 2018
	Available for Sale Securities	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(455)	$—	$432	$(23)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	—	—
Change in net unrealized holding losses on securities available for sale	(5,863)	—	—	(5,863)
Reclassification adjustment for net securities gains realized in net income	947	—	—	947
Reclassification adjustment for other than temporary impairment of securities available for sale	—	—	—	—
Change in unrealized holding gains on cash flow hedge			210	210
Reclassification adjustment for cash flow effectiveness			(198)	(198)
Cumulative effect of change in accounting principle	9		—	9
Income tax effect	1,091	—	6	1,097

Balance, end of period	$(4,271)	$—	$450	$(3,821)

	Six Months Ended June 30, 2017
	(Dollars in thousands)
Balance, beginning of period	$(5,554)	$(202)	$300	$(5,456)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	109	—	109
Change in net unrealized holding losses on securities available for sale	5,431	—	—	5,431
Reclassification adjustment for net securities gains realized in net income	(43)	—	—	(43)
Reclassification adjustment for other than temporary impairment of securities available for sale	79			79
held to maturity		—	—
Change in unrealized holding gains on cash flow hedge			(68)	(68)
Reclassification adjustment for cash flow effectiveness			20	20
Income tax effect	(2,021)	—	18	(2,003)

Balance, end of period	$(2,108)	$(93)	$270	$(1,931)
38

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from AOCI as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017	Income Statement Line Item Affected
Available-for-sale securities
Gains(losses) recognized	$(935)	$36	$(947)	$43	Gain(loss) on sale of investments, net
Other than temporary impairment	—	—	—	(79)	Other than temporary impairment of AFS securities
Income tax effect	210	(13)	213	13	Income tax expense
Reclassified out of AOCI, net of tax	(725)	23	(734)	(23)	Net income

Cash flow hedge
Interest expense	(94)	(11)	(124)	(28)	Interest expense - FHLB advances
Interest expense	(48)	9	(74)	8	Interest expense - Junior subordinated notes
Income tax effect	32	1	45	7	Income tax expense
Reclassified out of AOCI, net of tax	(110)	(1)	(153)	(13)	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	—	(55)	—	(109)	Income tax expense

Total reclassified out of AOCI, net of tax	$(615)	$(31)	$(581)	$(119)	Net income

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

The following summarizes the Company’s approximate commitments to extend credit:

June 30, 2018
(Dollars in thousands)
Lines of credit	$178,744
Standby letters of credit	1,648
$180,392
39

As of June 30, 2018, the Company had outstanding commitments to originate loans as follows:

	June 30, 2018
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$40,335	3.35% to 7.99%
Variable	9,384	4.24% to 7.5%
	$49,719

The allowance for unfunded commitments was $0.1 million at June 30, 2018 and December 31, 2017.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of June 30, 2018 and December 31, 2017.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 14. FAIR VALUE

Overview

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Fair Value Hierarchy

Level 1

Valuation is based on inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2

Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates, yield curves observable at commonly quoted intervals, and other market-corroborated inputs.

Level 3

Valuation is generated from techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s valuation process.

40

Fair Value Option

ASC 820 allows companies to report selected financial assets and liabilities at fair value using the fair value option. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. The Company made the election in June 2018, to record mortgage loans held-for-sale at fair value under the fair value option, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

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

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 3 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans.

Loan Servicing Rights

Loan servicing rights are carried at fair value as determined by a third party valuation firm. The valuation model utilizes a discounted cash flow analysis using discount rates and prepayment speed assumptions used by market participants. The Company classifies loan servicing rights fair value measurements as Level 3.

Derivative Instruments

Derivative instruments include IRLCs, forward sale commitments, and interest rate swaps. IRLCs and forward sale commitments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. The Company classifies these instruments as Level 3.

41

Interest rate swaps are valued by a third party using significant assumptions that are observable in the market and can be corroborated by market data. The Company classifies interest rate swaps as Level 2.

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Equity securities	$6,696	$—	$—	$6,696
Securities available for sale:
U.S. Treasury & Government Agencies	2,942	26,442	—	29,384
Municipal Securities	—	103,288	—	103,288
Mortgage-backed Securities - Guaranteed	—	84,990	—	84,990
Collateralized Mortgage Obligations - Guaranteed	—	14,708	—	14,708
Collateralized Mortgage Obligations - Non Guaranteed	—	69,260	—	69,260
Collateralized Loan Obligations	—	13,017		13,017
Corporate bonds	—	19,204	493	19,697
Total securities available for sale	2,942	330,909	493	334,344

Mortgage loans held for sale	—	—	1,170	1,170
Loan servicing rights	—	—	2,685	2,685
Interest rate swaps	—	696	—	696
Mortgage derivatives	—	—	75	75

Total recurring assets at fair value	$9,638	$331,605	$4,423	$345,666

Liabilities:
Interest rate swaps	$—	$50	$—	$50
Mortgage derivatives	—	—	19	19

Total recurring liabilities at fair value	$—	$50	$19	$69
42

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Equity securities	$6,095	$—	$—	$6,095
Securities available for sale:
U.S. Treasury & Government Agencies	2,496	18,027	—	20,523
Municipal Securities	—	93,859	—	93,859
Mortgage-backed Securities - Guaranteed	—	128,039	—	128,039
Collateralized Mortgage Obligations - Guaranteed	—	10,302	—	10,302
Collateralized Mortgage Obligations - NonGuaranteed	—	64,693	—	64,693
Collateralized Loan Obligations		5,539		5,539
Corporate bonds	—	18,799	492	19,291
Mutual funds	617	—	—	617
Total securities available for sale	3,113	339,258	492	342,863

Loan servicing rights	—	—	2,756	2,756
Interest rate swaps	—	561	—	561
Mortgage derivatives	—	—	73	73

Total assets	$9,208	$339,819	$3,321	$352,348

There were no liabilities measured at fair value on a recurring basis as of December 31, 2017.

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$4,649	$3,740	$3,321	$4,807

AFS securities
Fair value adjustment	—	(2)	—	(4)
Transfer from (to) Level 2	(1,331)	—	—	(1,086)

Mortgage loans held for sale	1,170	—	1,170	—

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	145	141	245	292
Fair value adjustment	(186)	(61)	(316)	(177)

Mortgage derivative gains(losses) included in other income	(43)	18	(16)	4

Balance at end of period	$4,404	$3,836	$4,404	$3,836
43

Financial Assets Measured on a Nonrecurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets on a nonrecurring basis:

SBA Loans Held for Sale

SBA loans held for sale are carried at the lower of cost or fair value. The fair value of SBA loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics and are classified as Level 2.

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

Real Estate Owned

Real estate owned (“REO”), obtained in partial or total satisfaction of a loan is recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent, state certified appraisers. Like impaired loans, appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. REO carried at fair value is classified as Level 3.

Small Business Investment Company Holdings

Small Business Investment Company holdings (“SBIC”) are carried at the lower of cost or cost less a valuation allowance. From time to time, impairment of SBIC is evident as a result of underlying financial review and a valuation allowance is established. SBIC carried at cost less a valuation allowance is classified as Level 3.

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$2,055	$2,055
Commercial real estate	—	—	3,664	3,664
Home equity loans and lines of credit	—	—	313	313
Other construction and land	—	—	1,304	1,304

Real estate owned:
One-to-four family residential	—	—	265	265
Commercial real estate	—	—	950	950
Other construction and land	—	—	1,587	1,587

Total assets	$—	$—	$10,138	$10,138

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$2,266	$2,266
Commercial real estate	—	—	4,050	4,050
Home equity loans and lines of credit	—	—	313	313
Other construction and land	—	—	571	571

Real estate owned:
One-to-four family residential	—	—	288	288
Commercial real estate	—	—	544	544
Other construction and land	—	—	1,736	1,736

Total assets	$—	$—	$9,768	$9,768

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 or December 31, 2017.

Impaired loans totaling $3.7 million at June 30, 2018 and $4.4 million at December 31, 2017 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2018.

	Valuation Technique	Unobservable Input	General Range
Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0% - 8%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5% - 35%
		Discount rate	12% - 14%
Mortgage loans held for sale	External pricing model	Recent trade pricing	98% - 101%
Mortgage derivatives	External pricing model	Pull-through rate	76%-100%
SBIC	Indicative value provided by fund	Current operations and financial condition	N/A

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company’s financial assets and financial liabilities at the dates indicated:

		Fair Value Measurements at June 30, 2018
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$113,119	$113,119	$113,119	$—	$—
Equity securities	6,696	6,696	6,696	—	—
Securities available for sale	334,344	334,344	2,942	329,930	1,472
Loans held for sale	5,113	5,583	—	4,413	1,170
Loans receivable, net	1,052,172	1,026,470	—	—	1,026,470
Other investments, at cost	12,039	12,039	—	12,039	—
Accrued interest receivable	5,706	5,706	—	5,706	—
Bank owned life insurance	32,543	32,543	—	32,543	—
Loan servicing rights	2,685	2,685	—	—	2,685
Mortgage derivatives	75	75	—	—	75
Interest rate swaps	696	696	—	696	—
SBIC investments	3,537	3,537	—	—	3,537

Liabilities:
Demand deposits	798,620	798,620	—	798,620	—
Time deposits	421,958	424,440	—	—	424,440
Federal Home Loan Bank advances	213,500	213,633	—	213,633	—
Junior subordinated debentures	14,433	12,287	—	12,287	—
Other borrowings	9,377	9,310	—	9,310	—
Accrued interest payable	998	998	—	998	—
Mortgage derivatives	19	19	—	—	19
Interest rate swaps	50	50	—	50	—
46

		Fair Value Measurements at December 31, 2017
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$109,467	$109,467	$109,467	$—	$—
Equity securities	6,095	6,095	6,095	—	—
Securities available for sale	342,863	342,863	3,113	339,258	492
Loans held for sale	3,845	4,211	—	4,211	—
Loans receivable, net	1,005,139	992,993	—	—	992,993
Other investments, at cost	12,386	12,386	—	12,386	—
Accrued interest receivable	5,405	5,405	—	5,405	—
BOLI	32,150	32,150	—	32,150	—
Loan servicing rights	2,756	2,756	—	—	2,756
Forward sales commitments	28	28	—	—	28
Interest rate lock commitments	45	45	—	—	45
Derivative asset	561	561	—	561	—
SBIC investments	3,491	3,491	—	—	3,491

Liabilities:
Demand deposits	$765,442	$765,442	$—	$765,442	$—
Time deposits	396,735	390,806	—	—	390,806
FHLB advances	223,500	223,627	—	223,627	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	8,623	8,620	—	8,620	—
Accrued interest payable	935	935	—	935	—

NOTE 15. Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts reflect an offset of $0.3 million and $0.5 million of interchange costs against interchange income for the three and six months ended June 30, 2017, respectively.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional-based, and therefore, the Company’s performance obligation is satisfied and related revenue recognized at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Interchange Fees

Interchange fees are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks, such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or within days of the transaction.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$405	$412	$836	$803
Interchange fees	271	243	519	409
Other	340	182	548	312
Noninterest income (in-scope of Topic 606)	1,016	837	1,903	1,524
Noninterest income (out-of-scope of Topic 606)	282	856	811	1,014
Total noninterest income	$1,298	$1,693	$2,714	$2,538

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. These forward-looking statements speak only as of the date they were made, and the Company is under no duty to and does not undertake any obligation to update any forward-looking statements after the date of this Form 10-Q except as required by law.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to utilize all of our deferred tax asset and deduct certain future losses, which could be limited if we experience an ownership change as defined in the Internal Revenue Code;
•	failure to implement aspects of our growth strategy;
•	challenges arising from attempts to expand into new geographic markets, products or services;
•	new bank office facilities and other facilities may not be profitable;
•	acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition;
•	the success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand;
•	access to additional capital, which we may be unable to obtain on attractive terms or at all;
•	inadequacies in our estimated allowance for loan losses, which would cause our results of operations and financial condition to be adversely affected;
•	greater credit risk associated with our commercial real estate loans and home equity loans and lines of credit than our one-to-four family residential mortgage loans;
•	our concentration of construction financing may expose us to a greater risk of loss and hurt our earnings and profitability;
•	the cash flows of our borrowers, which may be unpredictable, and the collateral securing our loans may fluctuate in value;
•	we continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values;
•	the occurrence of various events that negatively impact the real estate market, since a significant portion of our loan portfolio is secured by real estate;
•	concentration of collateral in our primary market areas may increase the risk of increased non-performing assets;
•	income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings;
•	reliance on the mortgage secondary market for some of our liquidity;
49

•	future changes in interest rates, which could reduce our profits;
•	continued or increasing competition within our market areas may limit our growth and profitability;
•	increased costs associated with our stock-based benefit plan, which will reduce our income;
•	extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, requirements to make adjustments to our business, operations or financial position and potentially result in formal or informal regulatory action;
•	financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations;
•	risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares;
•	loss of members of our management team or our inability to hire qualified management personnel;
•	the decline in the fair value of our investments;
•	liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows;
•	changes in accounting standards could affect reported earnings;
•	costs arising from the environmental risks associated with making loans secured by real estate;
•	a failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses;
•	outcomes of various lawsuits incidental to our business;
•	volatility in our stock price, which could result in losses to our shareholders and litigation against us;
•	negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings; and
•	severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

For additional information with respect to factors that could cause our actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “2017 Form 10-K”).

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2018 have remained unchanged from the disclosures presented in our 2017 Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies known as “emerging growth companies.” As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2018, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

Overview

Entegra Financial Corp. was incorporated on May 31, 2011 to be the holding company for Entegra Bank (the “Bank”) upon the completion of Macon Bancorp’s merger with and into Entegra Financial Corp., pursuant to which Macon Bancorp converted from the mutual to stock form of organization. Prior to the completion of the conversion, Entegra Financial Corp. did not engage in any significant activities other than organizational activities. On September 30, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of Entegra Financial Corp. Also on September 30, 2014, Entegra Financial Corp. completed the initial public offering of its common stock. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section (the “MD&A”), terms such as “we,” “us,” “our” and the “Company” refer to Entegra Financial Corp.

We provide a full range of financial services through offices located throughout the western North Carolina counties of Buncombe, Cherokee, Haywood, Henderson, Jackson, Macon, Polk, and Transylvania, the Upstate South Carolina counties of Anderson, Greenville, Pickens, and Spartanburg and the northern Georgia counties of Gwinnett, Hall and Pickens. We provide full service retail banking, commercial banking, Small Business Administration (“SBA”), mortgage lending and private banking products as well as wealth management services through a third party.

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

Earnings Summary

Net income for the three and six months ended June 30, 2018 was $3.1 million and $6.7 million, respectively, compared to $2.1 million and $3.4 million for the same periods in 2017, respectively. The increase in net income for the three months ended June 30, 2018 was primarily the result of an increase in net interest income of $2.1 million, partially offset by a decrease in noninterest income of $0.4 million and an increase in noninterest expense of $0.8 million. The increase in net income for the six months ended June 30, 2018 was primarily the result of increases in net interest income and noninterest income of $4.9 million and $0.1 million, respectively, partially offset by an increase in noninterest expense of $1.6 million.

Net interest income increased $2.1 million, or 20.4%, to $12.3 million for the three months ended June 30, 2018, compared to $10.2 million for the same period in 2017. Net interest income increased $4.9 million, or 24.5%, to $24.7 million for the six months ended June 30, 2018, compared to $19.8 million for the same period in 2017. The increase in net interest income was primarily due to higher volumes in the loan portfolio as well as an increase in the yields earned on cash, taxable investments and loans, partially offset by increased deposit balances and the costs of deposits and borrowings. Net interest margin was 3.36% for both the three months ended June 30, 2018 and 2017 and 3.42% and 3.33% for the six months ended June 30, 2018 and 2017, respectively.

Noninterest income decreased $0.4 million, or 23.3%, to $1.3 million for the three months ended June 30, 2018, compared to $1.7 million for the same period in 2017, primarily as the result of losses on sale of investment securities related to an investment portfolio restructuring. Increases in gains on sale of SBA loans, interchange fees and income from Small Business Investment Company (“SBIC”) holdings were partially offset by decreases in servicing income, mortgage banking, and equity securities gains for the three months ended June 30, 2018 compared to the same period in 2017. The Company recorded a valuation adjustment against its loan servicing rights of $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively.

Noninterest income increased $0.2 million, or 6.9%, to $2.7 million for the six months ended June 30, 2018, compared to $2.5 million for the same period in 2017, primarily as the result of the other than temporary impairment on one investment security of $0.7 million in 2017 compared to realized losses on sale of investments of $0.5 million in 2018. Increases in gains on sale of SBA loans, service charges on deposit accounts, interchange fees and income from SBIC holdings were partially offset by decreases in servicing income and equity securities gains. The Company recorded a valuation adjustment against its loan servicing rights of $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Noninterest expense increased $0.8 million, or 9.4%, to $9.4 million for the three months ended June 30, 2018, compared to $8.6 million for the same period in 2017. Noninterest expense increased $1.6 million, or 9.2%, to $18.6 million for the six months ended June 30, 2018, compared to $17.0 million for the same period in 2017. The increases were primarily related to increased compensation and employee benefits, net occupancy expenses, and data processing expenses as the 2018 period included the full impact of the Chattahoochee Bank of Georgia acquisition and the branches acquired from Stearns Bank.

Non-GAAP Financial Measures

Statements included in this MD&A include financial measures that do not conform to U.S. generally accepted accounting principles (“GAAP”) and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. This MD&A and the accompanying tables discuss non-GAAP financial measures, such as core noninterest expense, core net income, core return on average assets, core return on tangible average equity, and core efficiency ratio. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

We analyze our noninterest expense and net income on a non-GAAP basis as detailed and as of the periods indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in thousands, except per share data)

Core Noninterest Expense
Noninterest expense (GAAP)	$9,439	$8,630	$18,562	$16,993
Merger-related expenses	(272)	(408)	(468)	(856)
Core noninterest expense (Non-GAAP)	$9,167	$8,222	$18,094	$16,137

Core Net Income
Net income (GAAP)	$3,087	$2,102	$6,669	$3,402
Loss (gain) on sale of investments	402	(23)	411	(28)
Other than temporary impairment of investment securities available for sale	—	14	—	455
Merger-related expenses	215	265	370	556
Core net income (Non-GAAP)	$3,704	$2,358	$7,450	$4,385

Core Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.44	$0.32	$0.95	$0.52
Loss (gain) on sale of investments	0.06	—	0.06	—
Other than temporary impairment of investment securities available for sale	—	—	—	0.06
Merger-related expenses	0.03	0.04	0.05	0.09
Core diluted earnings per share (Non-GAAP)	$0.53	$0.36	$1.06	$0.67

Core Return on Average Assets
Return on Average Assets (GAAP)	0.76%	0.61%	0.83%	0.50%
Gain on sale of investments	0.10%	-0.01%	0.05%	—
Other than temporary impairment of investment securities available for sale	0.00%	0.00%	0.00%	0.07%
Merger-related expenses	0.06%	0.08%	0.05%	0.08%
Core Return on Average Assets (Non-GAAP)	0.92%	0.68%	0.93%	0.65%

Core Return on Tangible Average Equity
Return on Average Equity (GAAP)	8.04%	6.09%	8.76%	4.99%
Loss (gain) on sale of investments	1.05%	-0.07%	0.54%	-0.04%
Other than temporary impairment of investment securities available for sale	0.00%	0.04%	0.00%	0.67%
Merger-related expenses	0.56%	0.77%	0.49%	0.82%
Effect of goodwill and intangibles	2.15%	0.51%	2.20%	0.37%
Core Return on Average Tangible Equity (Non-GAAP)	11.80%	7.35%	11.99%	6.81%

Core Efficiency Ratio
Efficiency ratio (GAAP)	69.36%	72.43%	67.70%	75.96%
Gain (loss) on sale of investments	-2.51%	0.04%	-1.86%	0.19%
Other than temporary impairment of investment securities available for sale	0.00%	0.00%	0.00%	-2.97%
Merger-related expenses	-1.91%	-3.26%	-1.07%	-3.11%
Core Efficiency Ratio (Non-GAAP)	64.94%	69.21%	64.77%	70.07%

	As Of
	June 30, 2018	December 31, 2017
	(Dollars in thousands, except share data)
Tangible Assets
Total Assets	$1,628,294	$1,581,449
Goodwill and Intangibles	(27,826)	(28,172)
Tangible Assets	$1,600,468	$1,553,277

Tangible Book Value Per Share
Book Value (GAAP)	$154,786	$151,313
Goodwill and intangibles	(27,826)	(28,172)
Book Value (Tangible)	$126,960	$123,141
Outstanding shares	6,891,672	6,879,191
Tangible Book Value Per Share	$18.42	$17.90
53

Financial Condition at June 30, 2018 and December 31, 2017

Total assets increased $46.8 million, or an annualized rate of 5.9%, to $1.63 billion at June 30, 2018 from $1.58 billion at December 31, 2017. This increase in assets was primarily due to increases in cash and cash equivalents of $3.7 million, from $109.5 million at December 31, 2017 to $113.16 million at June 30, 2018, and loans, which increased $47.0 million, or 4.68%, to $1.05 billion at June 30, 2018 from $1.0 billion at December 31, 2017. These increases were partially offset by a decrease of $8.5 million in investments securities available for sale. Core deposits decreased $9.9 million to $753.5 million at June 30, 2018 from $763.4 million at December 31, 2017. Core deposits decreased from 66% of the Company’s deposit portfolio at December 31, 2017 to 62% at June, 30 2018. Retail certificates of deposit decreased $3.3 million to $354.3 million at June 30, 2018 from $357.6 million at December 31, 2017. Wholesale deposits have been a source of funding loan growth and increased $71.6 million to $112.7 million at June 30, 2018 from $41.1 million at December 31, 2017.

Total liabilities increased $43.4 million, or 3.0%, to $1.48 billion at June 30, 2018 from $1.43 billion at December 31, 2017, due primarily to the $58.4 million increase in deposits, partially offset by the $10.0 million decrease in Federal Home Loan Bank (“FHLB”) borrowings and the $5.6 million decrease in other liabilities.

Total shareholders’ equity increased $3.5 million to $154.8 million at June 30, 2018, compared to $151.3 million at December 31, 2017. This increase was primarily attributable to $6.7 million of net income, offset by a $3.8 million after-tax decline in the market value of investment securities available for sale. Tangible book value per share, a non-GAAP measure, increased $0.52 to $18.42 at June 30, 2018 from $17.90 at December 31, 2017.

Investment Securities

The following table presents the holdings of our equity securities as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)

Mutual funds	$6,696	$6,095

Equity securities with a fair value of $6.1 million as of both June 30, 2018 and December 31, 2017 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements.

Equity securities with a fair value of $0.6 million as of June 30, 2018 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. The CRA mutual fund was reclassified as an equity security in 2018.

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

The following table shows the amortized cost and fair value for our AFS investment portfolio as of the dates indicated:

	June 30, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

U.S. Treasury & Government Agencies	$29,513	$29,384	$20,529	$20,523
Municipal Securities	105,137	103,288	93,250	93,859
Mortgage-backed Securities - Guaranteed	86,942	84,990	129,314	128,039
Collateralized Mortgage Obligations - Guaranteed	15,420	14,708	10,559	10,302
Collateralized Mortgage Obligations - Non Guaranteed	70,207	69,260	64,706	64,693
Collateralized Loan Obligations	13,044	13,017	5,555	5,539
Corporate bonds	19,592	19,697	18,925	19,291
Mutual funds	—	—	629	617
	$339,855	$334,344	$343,467	$342,863

The following table indicates estimated fair value of investments that are fixed or variable rate as of the dates indicated:

	June 30, 2018			December 31, 2017
	Fixed	Variable		Fixed	Variable
(Dollars in thousands)	Rate	Rate	Total	Rate	Rate	Total
U.S. Treasury & Government Agencies	$3,948	$25,436	$29,384	$2,496	$18,027	$20,523
Municipal Securities	103,288	—	103,288	93,859	—	93,859
Mortgage-backed Securities - Guaranteed	33,524	51,466	84,990	57,281	70,758	128,039
Collateralized Mortgage Obligations - Guaranteed	14,708	—	14,708	10,302	—	10,302
Collateralized Mortgage Obligations - Non Guaranteed	54,294	14,966	69,260	48,128	16,565	64,693
Collateralized Loan Obligations	1,994	11,023	13,017	—	5,539	5,539
Corporate bonds	7,378	12,319	19,697	7,522	11,769	19,291
Mutual funds	—	—	—	—	617	617
	$219,134	$115,210	$334,344	$219,588	$123,275	$342,863
55

AFS investment securities decreased $8.5 million to $334.3 million at June 30, 2018 from $342.9 million at December 31, 2017. We continue to monitor and decrease our investment portfolio as we continue to build our loan portfolio.

Loans

The following table presents our loan portfolio composition and the corresponding percentage of total loans as of the dates indicated. Other construction and land loans include residential acquisition and development loans, commercial undeveloped land and one-to-four family improved and unimproved lots. Commercial real estate includes non-residential owner-occupied and non owner-occupied real estate, multi-family, and owner-occupied investment property. Commercial business loans include unsecured commercial loans and commercial loans secured by business assets.

	June 30,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$318,352	30.2%	$304,107	30.1%
Commercial	490,849	46.5	453,725	45.0
Home equity loans and lines of credit	48,881	4.6	49,877	4.9
Residential construction	40,178	3.8	37,108	3.7
Other construction and land	97,435	9.2	101,447	10.1
Commercial	53,158	5.1	56,939	5.6
Consumer	6,058	0.6	5,700	0.6
Total loans, gross	$1,054,911	100.0%	$1,008,903	100.0%

Less:
Deferred loan fees, net	(1,230)		(1,431)
Acquired loans fair value discount	(1,395)		(2,012)
Hedged loans basis adjusted	(81)		—
Unamortized premium	366		389
Unamortized discount	(399)		(710)

Total loans, net of deferred fees	$1,052,172		$1,005,139

Percentage of total assets	64.6%		63.6%

Net loans increased $47.0 million, or 4.7%, to $1.05 billion at June 30, 2018 from $1.01 billion at December 31, 2017. Most of our loan growth is concentrated in one-to-four family residential and commercial real estate with increases of $14.2 million, or 4.7%, and $37.1 million, or 8.2%, respectively, as compared to relative balances at December 31, 2017. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of June 30, 2018 or December 31, 2017.

	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
June 30, 2018
Real estate loans:
One-to-four family residential	$3,145	$310	$707	$4,162
Commercial	1,549	346	307	2,202
Home equity loans and lines of credit	342	59	373	774
Residential construction	2	—	—	2
Other construction and land	604	—	794	1,398
Commercial	418	59	62	539
Consumer	6	4	20	30
Total delinquent loans	$6,066	$778	$2,263	$9,107
% of total loans, net	0.58%	0.07%	0.22%	0.87%

December 31, 2017
Real estate loans:
One-to-four family residential	$3,941	$591	$562	$5,094
Commercial	2,093	308	683	3,084
Home equity loans and lines of credit	308	27	120	455
One- to four-family residential construction	501	—	—	501
Other construction and land	1,711	21	93	1,825
Commercial	488	1	95	584
Consumer	27	25	10	62
Total delinquent loans	$9,069	$973	$1,563	$11,605
% of total loans, net	0.90%	0.10%	0.15%	1.15%

Delinquent loans decreased $2.5 million to $9.1 million at June 30, 2018 from $11.6 million at December 31, 2017. The decrease in delinquencies was due primarily to collection efforts and the favorable resolution of several large relationships.

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

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,170	$1,421
Commercial	1,881	2,666
Home equity loans and lines of credit	397	120
Other construction and land	994	464
Commercial	62	95
Consumer	20	12

Total non-performing loans	4,524	4,778

REO:
One-to-four family residential	265	288
Commercial real estate	950	544
Other construction and land	1,587	1,736

Total foreclosed real estate	2,802	2,568

Total non-performing assets	$7,326	$7,346

Troubled debt restructurings still accruing	$7,718	$9,882

Ratios:
Non-performing loans to total loans	0.43%	0.48%
Non-performing assets to total assets	0.45%	0.46%

Non-performing loans decreased $0.3 million, or 5.3%, to $4.5 million at June 30, 2018 from $4.8 million at December 31, 2017. The decrease in non-performing loans was primarily attributable to the satisfaction of loans through foreclosure.

REO increased $0.2 million, or 9.1%, to $2.8 million at June 30, 2018 from $2.6 million at December 31, 2017 primarily as a result of one relationship partially offset by the successful liquidation of two large properties.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)

Classified loans:
Substandard	$9,328	$9,503
Doubtful	—	—
Loss	—	—

Total classified loans:	9,328	9,503
As a % of total loans, net	0.89%	0.95%

Special mention	10,264	12,725

Total criticized loans	$19,592	$22,228
As a % of total loans, net	1.86%	2.21%

Total classified loans decreased $0.2 million to $9.3 million at June 30, 2018 from $9.5 million at December 31, 2017. Total criticized loans decreased $2.6 million, or 11.9%, to $19.6 million at June 30, 2018 from $22.2 million at December 31, 2017. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 0.7%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	non-accrual and classified loans ;
•	collateral values ;
59

•	loan concentrations;
•	economic conditions – including unemployment rates, home sales and prices, and a regional economic index; and
•	lender risk – personnel changes.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2018	2017	2018	2017
	( Dollars in thousands)		( Dollars in thousands)
Balance at beginning of period	$11,167	$9,498	$10,887	$9,305

Charge-offs:
Real Estate:
One- to four-family residential	—	46	110	50
Commercial	—	—	35	88
Home equity loans and lines of credit		1	41	1
Residential construction	—	—	—	—
Other construction and land	—	(53)	—	175
Commercial	34	—	34	—
Consumer	29	9	58	24
Total charge-offs	63	3	278	338

Recoveries:
Real Estate:
One- to four-family residential	(1)	(64)	(14)	(69)
Commercial	—	34	(3)	(43)
Home equity loans and lines of credit	(3)	(5)	(24)	(5)
Residential construction	—	—	—	—
Other construction and land	(7)	(12)	(27)	(67)
Commercial	(3)	(7)	(8)	(15)
Consumer	(50)	(60)	(122)	(128)
Total recoveries	(64)	(114)	(198)	(327)

Net charge-offs (recoveries)	(1)	(111)	80	11

Provision for loan losses	357	325	718	640

Balance at end of period	$11,525	$9,934	$11,525	$9,934

Ratios:
Net charge-offs to average loans outstanding	0.00	(0.06)%	0.02%	0.00%
Allowance to non-performing loans at period end	254.75%	150.81%	254.75%	150.81%
Allowance to total loans at period end	1.10%	1.25%	1.10%	1.25%

Our allowance as a percentage of total loans decreased to 1.10% at June 30, 2018 from 1.25% at June 30, 2017 primarily as the result of the increase in loans related to the Chattahoochee Bank of Georgia (“Chattahoochee”) acquisition. The remaining fair value discount on acquired loans was $1.4 million as of June 30, 2018.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans increased to 254.75% at June 30, 2018 compared to 227.86% at December 31, 2017 and 150.81% at June 30, 2017.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)

One- to four-family residential	$265	$288
Commercial real estate	950	544
Other construction and land	1,587	1,736
Total	$2,802	$2,568

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$2,874	$4,090	$2,568	$4,226
Additions	—	—	749	237
Disposals	(7)	(1,514)	(432)	(1,809)
Writedowns	(65)	(89)	(83)	(167)
Balance, end of period	$2,802	$2,487	$2,802	$2,487

REO increased $0.2 million, or 9.1%, to $2.8 million at June 30, 2018 from $2.6 million at December 31, 2017. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $0.3 million to $8.5 million at June 30, 2018 compared to $8.8 million at December 31, 2017. The decrease in net deferred tax assets is mainly attributable to reduction in our federal and state net operating losses and acquisition related deferred tax items, partially offset by increases in the net unrealized holding losses on our investment securities.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	June 30, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$196,321	16.2%	$179,457	15.4%
Interest-bearing demand accounts	206,568	16.9	226,718	19.5
Money market accounts - retail	297,112	24.3	306,747	26.4
Money market accounts - wholesale	45,076	3.7	2,020	0.2
Savings accounts	53,543	4.4	50,500	4.3
Time deposits - retail	354,348	29.0	357,629	30.8
Time deposits - wholesale	67,610	5.5	39,106	3.4

Total deposits	$1,220,578	100.0%	$1,162,177	100.0%

Core deposits decreased $9.9 million to $753.5 million at June 30, 2018 from $763.4 million at December 31, 2017. Retail certificates of deposit decreased $3.3 million to $354.3 million at June 30, 2018 from $357.6 million at December 31, 2017. Wholesale deposits have been a source of funding loan growth and increased $71.6 million to $112.7 million at June 30, 2018 from $41.1 million at December 31, 2017. We continue to focus on gathering core deposits, which decreased from 66% of the Company’s deposit portfolio at December 31, 2017 to 62% at June, 30 2018.

FHLB Advances

FHLB advances decreased $10.0 million from $223.5 million at December 31, 2017 to $213.5 million at June 30, 2018. To manage our exposure to interest rate movement, we entered into two interest rate swaps on FHLB advances during 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts ending during the third quarter of 2018. The effective interest rates of the swapped advances were 0.82% and 1.36% at June 30, 2018 and 0.96% and 1.36% at December 31, 2017.

Other Borrowings

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of June 30, 2018.

The Company also had other borrowings at June 30, 2018 of $4.4 million, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at June 30, 2018 and December 31, 2017 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest income and manage our exposure to interest rate movement, we entered into an interest rate swap in September 2016 on the junior subordinated notes. We entered into a forward starting interest rate swap on our junior subordinated date in June 2018 to begin in 2020 after the current interest rate swap terminates. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the current contract and three additional years under the forward starting contract. The effective interest rate on the swapped notes was 3.76% at both June 30, 2018 and at December 31, 2017.

Equity

Total shareholders’ equity increased $3.5 million to $154.8 million at June 30, 2018 compared to $151.3 million at December 31, 2017. This increase was primarily attributable to $6.7 million of net income, offset by a $3.7 million after-tax decline in the market value of investment securities available for sale.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017.

General. Net income for the three months ended June 30, 2018 was $3.1 million, compared to $2.1 million for the same period in 2017. The increase in net income for the three months ended June 30, 2018 was primarily the result of an increase in net interest income of $2.1 million, partially offset by a decrease in noninterest income of $0.4 million and an increase in noninterest expense of $0.8 million.

Net Interest Income. Net interest income increased $2.1 million for the three months ended June 30, 2018, compared to the same period in 2017. The increase in net interest income was primarily due to higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and loans partially offset by increased deposit balances and costs of deposits and borrowings. The tax-equivalent net interest margin was 3.36% for both the three months ended June 30, 2018 and 2017.

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

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,032,053	$12,468	4.85%	$765,764	$9,035	4.73%
Loans, tax exempt (1)	15,282	116	3.06%	16,183	151	3.73%
Investments - taxable	249,493	1,557	2.50%	313,653	1,822	2.29%
Investment tax exempt (1)	84,325	768	3.64%	118,437	1,227	4.11%
Interest earning deposits	99,284	431	1.74%	52,993	127	0.96%
Other investments, at cost	12,352	174	5.65%	11,808	144	4.89%

Total interest-earning assets	1,492,789	15,515	4.17%	1,278,838	12,506	3.92%

Noninterest-earning assets	122,152			103,141

Total assets	$1,614,941			$1,381,979

Interest-bearing liabilities:
Savings accounts	$52,232	$14	0.11%	$48,280	$13	0.11%
Time deposits	417,482	1,209	1.16%	360,885	783	0.87%
Money market accounts	332,366	507	0.61%	257,457	236	0.37%
Interest bearing transaction accounts	207,625	97	0.19%	167,487	53	0.13%
Total interest bearing deposits	1,009,705	1,827	0.73%	834,109	1,085	0.52%

FHLB advances	220,698	930	1.67%	223,500	542	0.97%
Junior subordinated debentures	14,433	142	3.89%	14,433	141	3.92%
Other borrowings	9,170	120	5.25%	3,044	34	4.48%

Total interest-bearing liabilities	1,254,006	3,019	0.97%	1,075,086	1,802	0.67%

Noninterest-bearing deposits	191,471			154,898

Other non interest bearing liabilities	15,940			13,999

Total liabilities	1,461,417			1,243,983
Total equity	153,524			137,996

Total liabilities and equity	$1,614,941			$1,381,979

Tax-equivalent net interest income		$12,496			$10,704

Net interest-earning assets (2)	$238,783			$203,752

Average interest-earning assets to interest-bearing liabilities	119.04%			118.95%

Tax-equivalent net interest rate spread (3)			3.20%			3.25%
Tax-equivalent net interest margin (4)			3.36%			3.36%

(1) Tax exempt loans and investments are calculated giving effect to a 21% federal tax rate in 2018 and a 35% federal tax rate in 2017.

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

	For the Three Months Ended June 30, 2018
	Compared to the Three Months Ended June 30, 2017
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$3,212	$221	$3,433
Loans, tax exempt (2)	(8)	(26)	(34)
Investment - taxable	(408)	143	(265)
Investments - tax exempt (2)	(330)	(129)	(459)
Interest-earning deposits	158	146	304
Other investments, at cost	7	23	30

Total interest-earning assets	2,630	379	3,009

Interest-bearing liabilities:
Savings accounts	1	—	1
Time deposits	136	290	426
Money market accounts	83	188	271
Interest bearing transaction accounts	15	29	44
FHLB advances	(7)	395	388
Junior subordinated debentures	—	0	0
Other borrowings	80	7	87

Total interest-bearing liabilities	308	910	1,217

Change in tax-equivalent net interest income	$2,323	$(531)	$1,792

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate in 2018 and a 35% federal tax rate in 2017.

Net interest income before provision for loan losses increased to $12.3 million for the three months ended June 30, 2018, compared to $10.2 million for the same period in 2017. As indicated in the table above, the increase in net interest income of $2.3 million attributable to an improvement in volume was partially offset by a $0.5 million decline in net interest income earned attributable to an unfavorable movement in rates.

The increase in tax-equivalent net interest income of $2.3 million related to volume was primarily the result of higher average loan balances which increased $266.3 million for the three months ended June 30, 2108 as compared to the same period in 2017. The increase in average loan balances was partially offset by decreased average investment balances of $98.3 million and higher average deposit balances which increased $175.6 million over the same periods. The average deposit growth was primarily attributable to the Chattahoochee acquisition in October 2017.

The decrease in tax-equivalent net interest income of $0.5 million related to rate was primarily the result of increased costs on money markets, time deposits, and FHLB advances. These increased costs were partially offset by increased yields on taxable loans and taxable investments.

Our tax-equivalent net interest rate spread decreased slightly to 3.20% for the three months ended June 30, 2018, compared to 3.25% for the three months ended June 30, 2017, and our tax-equivalent net interest margin was 3.36% for both the three months ended June 30, 2018 and 2017.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended June 30, 2018 of $0.4 million due to loan growth, compared to $0.3 million for the same period in 2017. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Servicing income, net	$39	$158	$(119)
Mortgage banking	283	344	(61)
Gain on sale of SBA loans	229	4	225
Gain (loss) on sale of investments, net	(508)	36	(544)
Equity securities gains	45	100	(55)
Service charges on deposit accounts	405	412	(7)
Interchange fees	271	243	28
Bank owned life insurance	194	214	(20)
Other	340	182	158

Total	$1,298	$1,693	$(395)

Servicing income decreased $0.1 million in the three months ended June 30, 2018 compared to the same period in 2017 as a result of a valuation adjustment against loan servicing rights of $0.2 million.

Gains on sales of SBA loans increased $0.2 million as a result of increased loan volume. We continue to focus on our SBA lending and hired a Director of SBA Lending in January 2018 to lead and enhance our efforts.

Loss on sale of investments of $0.5 million for the three months ended June 30, 2018 compared to gains in the same period in 2017 relate to losses of $0.9 million from an available-for-sale investment portfolio restructure which was partially offset by gain on sale of $0.4 million of Visa Class B shares we held with a zero cost basis.

Other noninterest income increased $0.2 million for the three months ended June 30, 2018 compared to the same period in 2017 as a result of SBIC earnings.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)

Compensation and employee benefits	$5,652	$5,086	$566
Net occupancy	1,122	926	196
Federal deposit insurance	148	135	13
Professional and advisory	333	363	(30)
Data processing	566	424	142
Marketing and advertising	235	226	9
Merger-related expenses	272	408	(136)
Net cost of operation of REO	93	81	12
Other	1,018	981	37

Total noninterest expenses	$9,439	$8,630	$809

Compensation and employee benefits increased $0.6 million, or 11.1%, to $5.6 million for the three months ended June 30, 2018 as compared to $5.1 million for the same period in 2017. This additional expense is related to increases in our number of employees primarily as a result our Chattahoochee acquisition in October 2017, annual raises, employee benefits, incentives and commissions.

The increases in net occupancy and data processing of $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of our Chattahoochee acquisition in October 2017.

Income Taxes. We recorded $0.7 million of income tax expense for the three months ended June 30, 2018 compared to $0.9 million for the same period in 2017. Income tax expense for the 2018 period benefitted from the newly enacted federal tax rate of 21% compared to a federal tax rate of 35% in 2017. In addition, income tax expense for the three months ending June 30, 2018 and 2017 benefitted from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 19.0% and 29.0%, respectively.

We continue to have unutilized net operating losses for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017.

General. Net income for the six months ended June 30, 2018 was $6.7 million, compared to $3.4 million for the same period in 2017. The increase in net income for the six months ended June 30, 2018 was primarily the result of an increase in net interest income and noninterest income of $4.9 million and $0.2 million, respectively, partially offset by an increase in noninterest expense of $1.6 million.

Net Interest Income. Net interest income increased $4.9 million, or 24.6%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase in net interest income was primarily due to higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and loans partially offset by increased deposit balances and costs of deposits and borrowings. The tax-equivalent net interest margin increased to 3.42% for the six months ended June 30, 2018 as compared to 3.33% for the same period in 2017.

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

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,020,132	$24,360	4.82%	$754,521	$17,511	4.68%
Loans, tax exempt (1)	15,535	233	3.02%	15,549	288	3.73%
Investments - taxable	255,697	3,346	2.62%	305,029	3,581	2.35%
Investment tax exempt (1)	80,250	1,465	3.65%	114,954	2,352	4.09%
Interest earning deposits	93,031	781	1.69%	55,427	243	0.88%
Other investments, at cost	12,371	343	5.59%	12,831	316	4.97%

Total interest-earning assets	1,477,016	30,526	4.17%	1,258,311	24,291	3.89%

Noninterest-earning assets	123,411			100,113

Total assets	$1,600,427			$1,358,424

Interest-bearing liabilities:
Savings accounts	$51,681	$29	0.11%	$45,661	$25	0.11%
Time deposits	410,422	2,123	1.04%	344,834	1,540	0.90%
Money market accounts	325,895	873	0.54%	252,069	455	0.36%
Interest bearing transaction accounts	209,982	184	0.18%	151,464	93	0.12%
Total interest bearing deposits	997,980	3,209	0.65%	794,028	2,113	0.54%

FHLB advances	222,092	1,750	1.57%	249,052	1,072	0.87%
Junior subordinated debentures	14,433	280	3.86%	14,433	278	3.88%
Other borrowings	8,967	229	5.15%	2,917	64	4.42%

Total interest-bearing liabilities	1,243,472	5,468	0.89%	1,060,430	3,527	0.67%

Noninterest-bearing deposits	187,294			147,770

Other non interest bearing liabilities	17,348			13,968

Total liabilities	1,448,114			1,222,168
Total equity	152,313			136,256

Total liabilities and equity	$1,600,427			$1,358,424

Tax-equivalent net interest income		$25,058			$20,764

Net interest-earning assets (2)	$233,544			$197,881

Average interest-earning assets to interest-bearing liabilities	118.78%			118.66%

Tax-equivalent net interest rate spread (3)			3.28%			3.22%
Tax-equivalent net interest margin (4)			3.42%			3.33%

(1) Tax exempt loans and investments are calculated giving effect to a 21% federal tax rate in 2018 and a 35% federal tax rate in 2017.

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

	For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$6,329	$520	$6,849
Loans, tax exempt (2)	—	(55)	(55)
Investment - taxable	(614)	379	(235)
Investments - tax exempt (2)	(654)	(234)	(888)
Interest-earning deposits	229	306	535
Other investments, at cost	(12)	41	29

Total interest-earning assets	5,278	957	6,235

Interest-bearing liabilities:
Savings accounts	$3	$1	$4
Time deposits	318	265	583
Money market accounts	158	260	418
Interest bearing transaction accounts	43	47	90
FHLB advances	(124)	802	678
Junior subordinated debentures	—	0	0
Other borrowings	154	13	167

Total interest-bearing liabilities	$552	$1,389	$1,941

Change in tax-equivalent net interest income	$4,726	(432)	4,294

Net interest income before provision for loan losses increased to $24.7 million for the six months ended June 30, 2018, compared to $19.8 million for the same period in 2017. As indicated in the table above, the increase in net interest income of $4.7 million was attributable to an improvement in volume and was partially offset by a $0.4 million decline in net interest income earned attributable to an unfavorable movement in rates.

The increase in tax-equivalent net interest income of $4.7 million related to volume was primarily the result of higher average loan balances which increased $281.1 million, and reduced average FHLB advance balances, which declined $27.0 million, for the six months ended June 30, 2018, as compared to the same period in 2017. The increase in average loan balances and decline in average FHLB advances was partially offset by decreased average investment balances of $84.0 million and higher average interest bearing deposit balances, which increased $204.0 million over the same periods. The average deposit growth was primarily attributable to the Chattahoochee acquisition in October 2017.

The decrease in tax-equivalent net interest income of $0.4 million related to rate was primarily the result of lower yields on tax-exempt investment securities and increased costs on money markets, time deposits, and FHLB advances. These unfavorable rate movements were partially offset by increased yields on taxable loans and taxable investments.

Our tax-equivalent net interest rate spread increased to 3.28% for the six months ended June 30, 2018 compared to 3.22% for the six months ended June 30, 2017. Our tax-equivalent net interest margin increased to 3.42% for the six months ended June 30, 2018, compared to 3.33% for the same period in 2017.

Provision for Loan Losses. We recorded a provision for loan losses for the six months ended June 30, 2018 of $0.7 million due to loan growth compared to $0.6 million for the same period in 2017. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the six month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)
Servicing income, net	$133	$253	$(120)
Mortgage banking	522	564	(42)
Gain on sale of SBA loans	290	146	144
Gain (loss) on sale of investments, net	(520)	43	(563)
Equity securities gains	(8)	313	(321)
Other than temporary impairment on AFS	—	(700)	700
Service charges on deposit accounts	836	803	33
Interchange fees	519	409	110
Bank owned life insurance	394	395	(1)
Other	548	312	236

Total	$2,714	$2,538	$176

Servicing income decreased $0.1 million in the six months ended June 30, 2018, compared to the same period in 2017 as a result of valuation adjustments against loan servicing rights of $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Gains on sales of SBA loans increased $0.1 million as a result of increased volume. We continue to focus on our SBA lending and hired a Director of SBA Lending in January 2018 to lead and enhance our efforts.

Loss on sale of investments for the six months ended June 30, 2018 compared to gains in the same period in 2017 relate to losses of $0.9 million from an available-for-sale investment portfolio restructure which was partially offset by gain on sale of $0.4 million of Visa Class B shares held with a zero cost basis.

Equity securities gains declined $0.3 million for the six months ended June 30, 2018, compared to the same period in 2017, due to declines in market valuation.

Other than temporary impairment on AFS securities for the six months ended June 30, 2017 relates to the full impairment of our investment in subordinated debt issued by the holding company of a bank that subsequently failed.

Interchange fees increased $0.1 million for the six months ended June 30, 2018, compared to the same period in 2017 primarily as of the Chattahoochee acquisition in October 2017.

Other noninterest income increased $0.2 million for the three months ended June 30, 2018, compared to the same period in 2017, as a result of SBIC earnings.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(Dollars in thousands)

Compensation and employee benefits	$11,269	$9,922	$1,347
Net occupancy	2,214	1,877	337
Federal deposit insurance	427	239	188
Professional and advisory	610	637	(27)
Data processing	1,075	825	250
Marketing and advertising	444	474	(30)
Merger-related expenses	468	856	(388)
Net cost of operation of REO	143	215	(72)
Other	1,912	1,948	(36)

Total noninterest expenses	$18,562	$16,993	$1,569

Compensation and employee benefits increased $1.3 million, or 13.6%, for the six months ended June 30, 2018 as compared to the same period in 2017. This additional expense is related to increases in our number of employees primarily as a result our Chattahoochee acquisition in October 2017, annual raises, employee benefits, incentives and commissions.

The increases in net occupancy and data processing of $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2018, as compared to the same period in 2017 primarily as a result of our Chattahoochee acquisition in October 2017.

Federal deposit insurance increased $0.2 million for the six months ended June 30, 2018, as compared to 2017, due to a reduction in premium credits based on a decline in certain regulatory ratios as a result of acquisition activity.

Income Taxes. We recorded $1.5 million of income tax expense for the six months ended June 30, 2018, compared to $1.3 million for the same period in 2017. Income tax expense for the 2018 period benefitted from the newly enacted federal tax rate of 21% compared to a federal tax rate of 35% in 2017. In addition, income tax expense for the six months ending June 30, 2018 and 2017 benefitted from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 18.0% and 28.2%, respectively.

We continue to have unutilized net operating losses for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee (“ALCO”), under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At June 30, 2018, cash and cash equivalents totaled $113.1 million. Included in this total was $85.0 million held at the FRB and $2.3 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this Form 10-Q. The following summarizes the most significant sources and uses of liquidity during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(24,011)	$(24,789)
Proceeds from loans originated for sale	23,554	25,272

Investing activities:
Purchases of investments	$(78,053)	$(85,094)
Maturities and principal repayments of investments	24,251	21,222
Sales of investments	55,174	36,842
Net increase in loans	(46,882)	(48,554)
Net cash received in branch acquisition	—	146,750
Purchase of fixed assets	(1,013)	(343)
Purchase of SBIC Holdings, at cost	(46)	(1,116)
Redemption of other investments, at cost	425	3,053

Financing activities:
Net increase in deposits	$57,530	$28,829
Proceeds from FHLB advances	195,500	573,500
Repayment of FHLB advances	(205,500)	(648,500)

At June 30, 2018, we had $49.7 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $178.7 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of June 30, 2018.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window, and a revolving credit line with NexBank SSB. The following summarizes our borrowing capacity as of June 30, 2018:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB	$237,472	$213,500	$23,972
Unpledged Marketable Securities	57,385	—	57,385
Fed funds lines	15,000	—	15,000
FRB	42,263	—	42,263
NexBank	15,000	5,000	10,000
	$367,120	$218,500	$148,620

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019. When the Basel III rules are fully phased in on January 1, 2019, the Company and the Bank will be required to maintain a 2.5% capital conservation buffer that is in addition to the minimum required risk-weighted asset ratios and is to absorb losses during periods of economic distress. This capital conservation buffer is comprised entirely of common equity Tier 1 capital.

The Bank is subject to various regulatory capital requirements, including a risk-based guidelines and framework under prompt corrective action provisions that calculate risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

Under the Basel III rules: (i) Tier 2 capital is not limited to the amount of Tier 1 capital included in total capital. (ii) mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period, and (iii) common equity Tier 1 capital includes AOCI (which includes all unrealized gains and losses on AFS debt securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, AOCI is not included in the Bank’s Tier 1 capital.

The tables below summarize capital ratios and related information in accordance with the Basel III rules as measured at June 30, 2018 and December 31, 2017.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Tier 1 Leverage Capital	$143,791	9.05%	$63,524	>4%	$79,406	>5%
Common Equity Tier 1 Capital	$143,791	12.48%	$73,466	>6.375%	$74,906	>6.5%
Tier 1 Risk-based Capital	$143,791	12.48%	$90,752	>7.875%	$92,193	>8%
Total Risk-based Capital	$155,416	13.49%	$113,800	>9.875%	$115,241	>10%

As of December 31, 2017:
Tier 1 Leverage Capital	$136,280	8.79%	$61,994	>4%	$77,492	>5%
Common Equity Tier 1 Capital	$136,280	11.92%	$65,729	>5.75%	$74,303	>6.5%
Tier 1 Risk-based Capital	$136,280	11.92%	$82,876	>7.25%	$91,450	>8%
Total Risk-based Capital	$147,266	12.88%	$105,739	>9.25%	$114,312	>10%

(1)	As of June 30, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.
74

The following table summarizes the required and actual capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Tier I Leverage Capital	$142,730	8.97%	$63,657	>4%
Common Equity Tier 1 Capital	$128,297	11.12%	$73,543	>6.375%
Tier I Risk-based Capital	$142,730	12.37%	$90,847	>7.875%
Total Risk Based Capital	$154,356	13.38%	$113,919	>9.875%

As of December 31, 2017:
Tier I Leverage Capital	$134,470	8.68%	$61,967	>4%
Common Equity Tier 1 Capital	$120,861	10.57%	$65,775	>5.75%
Tier I Risk-based Capital	$134,470	11.76%	$82,934	>7.25%
Total Risk Based Capital	$145,457	12.72%	$105,812	>9.25%

(1)	As of June 30, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.
75

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

One of the most significant forms of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest–sensitive income and expense levels. Interest rate changes affect economic value of equity (“EVE”) by changing the net present value of a bank’s future cash flows, and the cash flows themselves as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive risk can threaten a bank’s earnings, capital, liquidity and solvency. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The Board of Directors of the Bank has established an ALCO which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board. Our ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, and obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail and wholesale deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary and wholesale markets. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

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

Economic Value of Equity (“EVE”)

EVE is the difference between the present value of an institution’s assets and liabilities that would change in the event of a range of assumed changes in market interest rates. EVE is used to monitor interest rate risk beyond the 12 month time horizon of income simulations. The simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of EVE. The model estimates the economic value of each type of asset, liability, and off-balance sheet contract using the current interest rate yield curve with instantaneous increases or decreases of 100 to 400 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. Given the current relatively low level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared.

76

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

	June 30, 2018		December 31, 2017
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	0.8	(1.8)	(3.5)	(1.7)
+300	0.8	(1.4)	(2.3)	(1.5)
+200	0.6	(1.2)	(1.2)	(1.5)
+100	0.4	(1.3)	(0.4)	(1.4)
—	—	—	—	—
-100	(2.6)	4.2	(3.2)	3.6

The results from the rate shock analysis on NII are consistent with having a slightly asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 0.6% increase in NII as of June 30, 2018 as compared to a 0.4% decrease in NII as of December 31, 2017, suggesting that there is a slight benefit for the Company to net interest income in rising interest rates. The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased from December 31, 2017 to June 30, 2018. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 1.2% decrease in EVE as of June 30, 2018 as compared to a 1.5% decrease in EVE as of December 31, 2017.

77

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2018, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

78

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended June 30, 2018.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2017 Form 10-K as filed with the SEC on March 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

79

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements filed in XBRL format.
80

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2018	Entegra Financial Corp.

	By:	/s/ David A. Bright
	Name:	David A. Bright
	Title:	Chief Financial Officer
(Authorized Officer)
81

EXHIBIT INDEX

Exhibit No.	Description

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements filed in XBRL format.
82