Form 10-Q
period 2018-09-30
Entegra Financial Corp.
filed 2018-11-08
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2018

Commission File Number: 001-35302

Entegra Financial Corp.

(Exact name of registrant as specified in its charter)

North Carolina	45-2460660
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 One Center Court,
Franklin, North Carolina	28734
(Address of principal executive offices)	(Zip Code)

(828) 524-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 4, 2018, there were 6,892,888 shares of the issuer’s common stock (no par value) issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets

Cash and due from banks	$13,309	$15,534
Interest-earning deposits	103,956	93,933
Cash and cash equivalents	117,265	109,467

Investments - equity securities	6,983	6,095
Investments - available for sale	353,759	342,863
Other investments, at cost	12,039	12,386
Loans held for sale (includes loans at fair value of $1,821 and $0, respectively)	3,970	3,845
Loans receivable	1,068,012	1,005,139
Allowance for loan losses	(11,746)	(10,887)
Fixed assets, net	26,605	24,113
Real estate owned	2,818	2,568
Accrued interest receivable	6,158	5,405
Bank owned life insurance	32,738	32,150
Small Business Investment Company holdings	3,609	3,491
Net deferred tax asset	8,672	8,831
Loan servicing rights	2,771	2,756
Goodwill	23,903	23,903
Core deposit intangible	3,750	4,269
Other assets	8,260	5,055

Total assets	$1,669,566	$1,581,449

Liabilities and Shareholders’ Equity

Liabilities:
Deposits	$1,256,032	$1,162,177
Federal Home Loan Bank advances	213,500	223,500
Junior subordinated notes	14,433	14,433
Other borrowings	9,395	8,623
Post employment benefits	9,887	10,174
Accrued interest payable	1,358	935
Other liabilities	8,231	10,294
Total liabilities	1,512,836	1,430,136

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,891,672 and 6,879,191 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock held by Rabbi Trust, at cost; 17,672 shares at September 30, 2018 and December 31, 2017	(379)	(379)
Additional paid in capital	73,865	72,997
Retained earnings	88,901	78,718
Accumulated other comprehensive loss	(5,657)	(23)
Total shareholders’ equity	156,730	151,313

Total liabilities and shareholders’ equity	$1,669,566	$1,581,449

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$12,621	$9,175	$36,981	$26,686
Interest on tax exempt loans	106	98	290	285
Taxable securities	1,827	1,787	5,173	5,367
Tax-exempt securities	695	817	1,852	2,346
Interest-earning deposits	528	216	1,309	459
Other	201	161	544	478
Total interest income	15,978	12,254	46,149	35,621

Interest expense:
Deposits	2,331	1,114	5,540	3,227
Federal Home Loan Bank advances	1,091	641	2,841	1,713
Junior subordinated notes	141	140	421	418
Other borrowings	123	36	352	100
Total interest expense	3,686	1,931	9,154	5,458

Net interest income	12,292	10,323	36,995	30,163

Provision for loan losses	336	520	1,054	1,160
Net interest income after provision for loan losses	11,956	9,803	35,941	29,003

Noninterest income:
Servicing income, net	180	59	313	312
Mortgage banking	233	207	755	771
Gain on sale of SBA loans	257	290	547	436
Gain (loss) on sale of investments	—	(24)	(520)	19
Equity securities gains	191	138	183	445
Other than temporary impairment on available-for-sale securities	—	—	—	(700)
Service charges on deposit accounts	406	436	1,242	1,239
Interchange fees, net	276	246	795	655
Bank owned life insurance	195	208	589	603
Other	227	215	775	527
Total noninterest income	1,965	1,775	4,679	4,307

Noninterest expenses:
Compensation and employee benefits	5,882	4,937	17,151	14,859
Net occupancy	1,128	974	3,342	2,851
Federal deposit insurance	191	140	618	379
Professional and advisory	413	292	1,023	929
Data processing	532	390	1,607	1,215
Marketing and advertising	227	253	671	727
Merger-related expenses	96	116	564	972
Net cost of operation of real estate owned	59	(121)	202	94
Other	1,013	999	2,925	2,947
Total noninterest expenses	9,541	7,980	28,103	24,973

Income before taxes	4,380	3,598	12,517	8,337

Income tax expense	857	1,127	2,325	2,464

Net income	$3,523	$2,471	$10,192	$5,873

Earnings per common share:
Basic	$0.51	$0.38	$1.48	$0.91
Diluted	$0.50	$0.38	$1.45	$0.90

Weighted average common shares outstanding:
Basic	6,891,672	6,458,679	6,889,130	6,460,015
Diluted	7,031,150	6,548,530	7,023,714	6,542,261

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$3,523	$2,471	$10,192	$5,873

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(2,318)	973	(8,181)	6,404
Reclassification adjustment for securities (gains) losses realized in net income	—	24	947	(19)
Reclassification adjustment for other than temporary impairment realized in net income	—	—	—	79
Change in deferred tax valuation allowance attributable to unrealized gains on investment securities available for sale	—	54	—	163
Change in unrealized holding gains and losses on cash flow hedge	93	25	303	(43)
Reclassification adjustment for cash flow hedge effectiveness	(149)	(12)	(347)	8
Other comprehensive income (loss), before tax	(2,374)	1,064	(7,278)	6,592
Income tax effect related to items of other comprehensive income	538	(372)	1,635	(2,375)
Other comprehensive income (loss), after tax	(1,836)	692	(5,643)	4,217

Comprehensive income	$1,687	$3,163	$4,549	$10,090

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Common Stock held by Rabbi
	Shares	Amount	Capital	Earnings	Income (Loss)	Trust	Total
Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

Net income	—	—	—	5,873	—	—	5,873
Other comprehensive income, net of tax	—	—	—	—	4,217	—	4,217
Stock compensation expense	—	—	687	—	—	—	687
Vesting of restricted stock units, net of 859 shares surrendered	4,129	—	(19)	—	—	—	(19)
Repurchase of common stock	(13,000)	—	(301)	—	—	—	(301)
Balance, September 30, 2017	6,458,679	$—	$63,031	$82,012	$(1,239)	$(279)	$143,526

Balance, December 31, 2017	6,879,191	$—	$72,997	$78,718	$(23)	$(379)	$151,313

Net income	—	—	—	10,192	—	—	10,192
Other comprehensive income, net of tax	—	—	—	—	(5,643)	—	(5,643)
Stock compensation expense	—	—	772	—	—	—	772
Stock options exercised	8,081	—	117	—	—	—	117
Vesting of restricted stock units, net of 740 shares surrendered	4,400	—	(21)	—	—	—	(21)
Cumulative effect of change in accounting principle	—	—	—	(9)	9	—	—
Balance, September 30, 2018	6,891,672	$—	$73,865	$88,901	$(5,657)	$(379)	$156,730

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$10,192	$5,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(255)	(36)
Investment amortization, net	2,672	3,513
Equity securities income	(183)	(445)
Provision for loan losses	1,054	1,160
Provision for real estate owned	83	167
Stock compensation expense	772	687
Deferred tax expense	1,796	2,295
Loss (gain) on sales of investments	520	(19)
Other than temporary impairment on investments	—	700
Income on bank owned life insurance, net	(589)	(603)
Mortgage banking income, net	(755)	(771)
Gain on sales of SBA loans	(547)	(436)
Net realized gain on sale of real estate owned	(16)	(215)
Loans originated for sale	(36,982)	(35,718)
Proceeds from sale of loans originated for sale	38,159	36,548
Net change in operating assets and liabilities:
Accrued interest receivable	(753)	(424)
Loan servicing rights	(15)	(110)
Other assets	(2,954)	(285)
Postemployment benefits	(287)	(66)
Accrued interest payable	423	339
Other liabilities	(4,233)	669
Net cash provided by operating activities	$8,102	$12,823

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	$(107,204)	$(127,989)
Maturities/calls and principal repayments	32,832	35,009
Sales	54,174	92,316
Net increase in loans	(62,647)	(71,578)
Net cash received in branch acquisition	—	146,750
Proceeds from sale of fixed assets	—	64
Proceeds from sale of real estate owned	410	1,475
Purchase of fixed assets	(3,551)	(594)
Purchase of Small Business Investment Company Holdings, at cost	(118)	(1,435)
Purchase of other investments, at cost	(78)	(425)
Redemption of other investments, at cost	425	3,053
Net cash (used in) provided by investing activities	$(85,757)	$76,646
Cash flows from financing activities:
Net increase in deposits	$92,614	$19,384
Net increase in escrow deposits	1,970	1,808
Net increase in other borrowings	773	5,863
Proceeds from FHLB advances	255,500	808,501
Repayment of FHLB advances	(265,500)	(873,501)
Cash received upon exercise of stock options	117	—
Cash paid for shares surrendered upon vesting of restricted stock	(21)	(19)
Purchase of common stock	—	(301)
Net cash provided by (used in) financing activities	$85,453	$(38,265)

Increase in cash and cash equivalents	7,798	51,204

Cash and cash equivalents, beginning of period	$109,467	$43,294

Cash and cash equivalents, end of period	$117,265	$94,498

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$9,460	$5,671
Income taxes	$4,070	$172

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$1,502	$702
Investments to be settled	2,169	—
Loans originated for the disposition of real estate owned	774	1,001
Reclassification for adoption of Accounting Standards Update 2016-01	617	—

Acquisitions
Assets acquired	$—	$3,997
Liabilities assumed	—	(154,505)
Net assets/(liabilities)	$—	$(150,508)

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 resulted in a cumulative-effect adjustment of $9,000 to retained earnings from AOCI with a zero net effect on total shareholders’ equity as a result of the Company’s investment in equity securities. The adoption of ASU 2016-01 also resulted in separately reporting $0.6 million of equity securities with readily determinable fair value as of January 1, 2018, that were reported as available-for-sale investment securities as of December 31, 2017. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion (see Note 14, Fair Value of Assets and Liabilities).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change. These classification changes resulted in a reclassification of $0.2 million and $0.7 million from other noninterest expense to interchange income for the three and nine months ended September 30, 2017, respectively. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the retrospective approach. See Note 15 Revenue Recognition for more information.

In June 2016, the FASB issued amendments to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company has formed a cross-functional committee to provide corporate governance over the implementation of this update, has evaluated data sources and made process updates to capture additional relevant data, has identified a service provider to perform the calculation, and continues to attend seminars and forums specific to this update. The Company also engaged the service provider to assist with the implementation of the standard and anticipates preliminary measurement of life of loan credit losses by December 31, 2018. The new calculation will be performed quarterly in 2019 in preparation for the January 1, 2020 effective date.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below:

(Dollars in thousands)	As Recorded by Stearns	Fair Value Adjustments	As Recorded by the Company
Assets
Cash and cash equivalents	$1,258	$—	$1,258
Loans	7	—	7
Premises and equipment	950	132	1,082
Core deposit intangible	—	1,650	1,650
Total assets acquired	2,215	1,782	3,997

Liabilities
Deposits	$153,122	$1,062	$154,184
Other liabilities	321	—	321
Total liabilities assumed	153,443	1,062	154,505
Excess of liabilities assumed over assets acquired	$151,228	$720	$150,508
Cash received to settle the acquisition			145,492
Goodwill			$5,016

NOTE 3. INVESTMENT SECURITIES

The following table presents the holdings of our equity securities as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Mutual funds	$6,983	$6,095

Equity securities with a fair value of $6.4 million as of September 30, 2018 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of September 30, 2018 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. There were gains on equity securities of $0.2 million for both the three and nine months ended September 30, 2018, and gains of $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively. The CRA mutual fund was reclassified as an equity security on January 1, 2018.

The Company’s held-to-maturity (“HTM”) investment portfolio was transferred to available-for-sale (“AFS”) during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company was prohibited from classifying any investment securities as HTM for two years from the date of the transfer and may resume HTM classification in the fourth quarter of 2018.

In 2008, the Company received 4,301 shares of Class B restricted common stock of Visa, Inc. (the “Visa Class B shares”) as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly-traded Class A common shares. This conversion will not occur until the settlement of certain litigation for which Visa is indemnified by the holders of Visa’s Class B shares. Visa funded an escrow account from its initial public offering to settle these litigation claims. However, should this escrow account be insufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing the conversion ratio of each restricted Visa Class B share to unrestricted Class A shares. Based on the transfer restriction and the uncertainty of the outcome of the Visa litigation, the 4,301 Visa Class B shares that the Company owned were carried at a zero cost basis. The Company sold the 4,301 Visa Class B shares to another financial institution in the second quarter of 2018 for proceeds of $0.4 million.

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

The amortized cost and estimated fair values of AFS securities as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Treasury & Government Agencies	$34,203	$62	$(97)	$34,168
Municipal Securities	113,158	10	(3,294)	109,874
Mortgage-backed Securities - Guaranteed	86,354	3	(2,239)	84,118
Collateralized Mortgage Obligations - Guaranteed	18,711	—	(884)	17,827
Collateralized Mortgage Obligations - Non Guaranteed	75,576	62	(1,328)	74,310
Collateralized Loan Obligations	13,035	—	(92)	12,943
Corporate bonds	20,551	164	(196)	20,519
	$361,588	$301	$(8,130)	$353,759

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Treasury & Government Agencies	$20,529	$7	$(13)	$20,523
Municipal Securities	93,250	975	(366)	93,859
Mortgage-backed Securities - Guaranteed	129,314	112	(1,387)	128,039
Collateralized Mortgage Obligation - Guaranteed	10,559	—	(257)	10,302
Collateralized Mortgage Obligation - Non Guaranteed	64,706	323	(336)	64,693
Collateralized Loan Obligations	5,555	6	(22)	5,539
Corporate bonds	18,925	409	(43)	19,291
Mutual funds	629	—	(12)	617
	$343,467	$1,832	$(2,436)	$342,863

Information pertaining to securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is detailed as follows:

	September 30, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$18,191	$97	$—	$—	$18,191	$97
Municipal Securities	74,180	1,987	29,267	1,307	103,447	3,294
Mortgage-backed Securities - Guaranteed	45,557	990	34,114	1,249	79,671	2,239
Collateralized Mortgage Obligations - Guaranteed	3,992	101	11,708	783	15,700	884
Collateralized Mortgage Obligations - Non Guaranteed	49,385	954	18,216	374	67,601	1,328
Collateralized Loan Obligations	11,441	88	1,502	4	12,943	92
Corporate Bonds	6,986	109	2,085	87	9,071	196
	$209,732	$4,326	$96,892	$3,804	$306,624	$8,130

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$9,943	$11	$998	$2	$10,941	$13
Municipal Securities	11,043	61	22,982	305	34,025	366
Mortgage-backed Securities - Guaranteed	51,185	447	47,637	940	98,822	1,387
Collateralized Mortgage Obligations - Guaranteed	4,139	57	6,163	200	10,302	257
Collateralized Mortgage Obligations - Non Guaranteed	25,862	225	10,654	111	36,516	336
Collateralized loan obligations	3,520	22	—	—	3,520	22
Corporate bonds	1,304	9	1,044	34	2,348	43
Mutual funds	—	—	617	12	617	12
	$106,996	$832	$90,095	$1,604	$197,091	$2,436

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of September 30, 2018 and December 31, 2017 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	September 30, 2018
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	11	—	11
Municipal Securities	69	29	98
Mortgage-backed Securities - Guaranteed	39	28	67
Collateralized Mortgage Obligations - Guaranteed	3	6	9
Collateralized Mortgage Obligations - Non Guaranteed	28	15	43
Collateralized loan obligation	6	1	7
Corporate bonds	10	2	12
	166	81	247

	December 31, 2017
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	6	1	7
Municipal Securities	11	22	33
Mortgage-backed Securities - Guaranteed	42	34	76
Collateralized Mortgage Obligations - Guaranteed	2	3	5
Collateralized Mortgage Obligations - Non Guaranteed	16	8	24
Collateralized loan obligation	2	—	2
Corporate bonds	2	1	3
Mutual funds	—	1	1
	81	70	151

At September 30, 2018, the Company held 247 investment securities that were in an unrealized loss position, of which 81 had been in unrealized loss positions for over twelve months. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. When reviewing the securities in loss positions, pricing is reviewed for deterioration, bond ratings are reviewed for downgrades, and credit enhancement levels are reviewed for erosion.

For the three and nine months ended September 30, 2018 and 2017, the Company received proceeds from sales of securities and corresponding gross realized gains and losses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
AFS
Gross proceeds	$—	$55,474	$54,174	$92,316
Gross realized gains	—	229	77	352
Gross realized losses	—	253	1,024	333

Visa Class B Restricted Shares
Gross proceeds	—	—	427	—
Gross realized gains	—	—	427	—
Gross realized losses	—	—	—	—

Total
Gross proceeds	$—	$55,474	$54,601	$92,316
Gross realized gains	—	229	504	352
Gross realized losses	—	253	1,024	333

The Company had securities pledged against deposits and borrowings of approximately $148.8 million and $143.3 million at September 30, 2018 and December 31, 2017, respectively.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2018, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Over 1 year through 5 years	$7,138	$7,121
After 5 years through 10 years	25,458	25,207
Over 10 years	148,352	145,176
	180,948	177,504
Mortgage-backed securities	180,640	176,255

Total	$361,588	$353,759

NOTE 4. LOANS RECEIVABLE

Loans receivable as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Real estate mortgage loans:
One-to-four family residential	$321,477	$304,107
Commercial real estate	494,226	453,725
Home equity loans and lines of credit	48,205	49,877
Residential construction	42,322	37,108
Other construction and land	102,000	101,447
Total real estate loans	1,008,230	946,264

Commercial and industrial	55,671	56,939
Consumer	6,797	5,700
Total commercial and consumer	62,468	62,639

Loans receivable, gross	1,070,698	1,008,903

Less: Net deferred loan fees	(1,235)	(1,431)
Acquired loans fair value discount	(1,202)	(2,012)
Hedged loans basis adjustment (See Note 9)	(263)	—
Unamortized premium	346	389
Unamortized discount	(332)	(710)

Loans receivable, net of deferred fees	$1,068,012	$1,005,139
18

The Bank had $253.3 million and $231.8 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2018 and December 31, 2017, respectively. The Bank also had $108.0 million and $108.3 million of loans pledged as collateral to secure funding availability with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2018 and December 31, 2017, respectively.

Included in loans receivable and other borrowings at September 30, 2018 are $4.4 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three and nine month periods ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Discount on purchased loans, beginning of period	$399	$956	$710	$1,150
Accretion	(67)	(66)	(378)	(260)
Discount on purchased loans, end of period	$332	$890	$332	$890

The following table presents the activity related to the fair value discount on loans from business combinations for the three and nine month periods ended September 30, 2018 and 2017:

	For the Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Fair value discount, beginning of period	$1,395	$704	$2,012	$857
Accretion	(193)	(217)	(810)	(370)
Fair value discount, end of period	$1,202	$487	$1,202	$487
19

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30, 2018
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,772	$4,902	$552	$453	$1,146	$633	$67	$11,525
Provision	33	141	209	12	42	26	(127)	336
Charge-offs	(6)	—	(219)	—	—	(45)	(17)	(287)
Recoveries	1	—	—	1	16	2	152	172
Ending balance	$3,800	$5,043	$542	$466	$1,204	$616	$75	$11,746

	Three Months Ended September 30, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$3,386	$4,096	$572	$248	$907	$585	$140	$9,934
Provision	320	(80)	236	(28)	113	(5)	(36)	520
Charge-offs	—	(105)	(266)	—	(114)	—	(18)	(503)
Recoveries	2	32	—	—	9	7	56	106
Ending balance	$3,708	$3,943	$542	$220	$915	$587	$142	$10,057

	Nine Months Ended September 30, 2018
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887
Provision	(117)	711	162	162	136	182	(182)	1,054
Charge-offs	(116)	(35)	(260)	—	—	(79)	(75)	(565)
Recoveries	15	3	24	1	43	10	274	370
Ending balance	$3,800	$5,043	$542	$466	$1,204	$616	$75	$11,746

	Nine Months Ended September 30, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
Provision	875	82	127	35	280	(34)	(205)	1,160
Charge-offs	(50)	(193)	(267)	—	(289)	—	(42)	(841)
Recoveries	71	75	5	—	76	22	184	433
Ending balance	$3,708	$3,943	$542	$220	$915	$587	$142	$10,057
20

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans for the periods indicated:

	September 30, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$78	$39	$—	$—	$52	$6	$—	$175
Collectively evaluated for impairment	3,722	5,004	542	466	1,152	610	75	11,571
	$3,800	$5,043	$542	$466	$1,204	$616	$75	$11,746

Loans Receivable
Individually evaluated for impairment	$2,922	$5,679	$313	$—	$1,396	$279	$—	$10,589
Collectively evaluated for impairment	317,534	486,708	48,037	42,354	100,329	55,563	6,898	1,057,423
	$320,456	$492,387	$48,350	$42,354	$101,725	$55,842	$6,898	$1,068,012

	December 31, 2017
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$185	$56	$—	$—	$66	$15	$—	$322
Collectively evaluated for impairment	3,833	4,308	616	303	959	488	58	10,565
	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887

Loans Receivable
Individually evaluated for impairment	$3,873	$5,714	$313	$—	$1,443	$291	$—	$11,634
Collectively evaluated for impairment	299,111	445,315	49,648	37,144	99,725	56,785	5,777	993,505
	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139

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

21

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

22

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

The following tables present the recorded investment in gross loans by loan grade as of the dates indicated:

September 30, 2018
Loan Grade	One-to Four- Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
1	$—	$7,666	$—	$—	$—	$1,210	$8	$8,884
2	—	7,936	—	—	—	1,097	—	9,033
3	32,369	89,749	4,306	11,544	10,487	17,912	283	166,650
4	113,885	274,457	3,494	16,449	57,541	20,553	279	486,658
5	24,471	90,113	588	3,817	19,795	12,392	6	151,182
6	325	7,215	—	1	1,320	321	—	9,182
7	681	5,122	—	—	385	487	—	6,675
	$171,731	$482,258	$8,388	$31,811	$89,528	$53,972	$576	$838,264

Ungraded Loan Exposure:

Performing	$147,910	$10,106	$39,850	$10,543	$12,134	$1,870	$6,321	$228,734
Nonperforming	815	23	112	—	63	—	1	1,014
Subtotal	$148,725	$10,129	$39,962	$10,543	$12,197	$1,870	$6,322	$229,748

Total	$320,456	$492,387	$48,350	$42,354	$101,725	$55,842	$6,898	$1,068,012
23

December 31, 2017
Loan Grade	One-to Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
1	$—	$9,086	$—	$—	$—	$1,665	$11	$10,762
2	1,164	12,360	—	—	904	1,272	—	$15,700
3	34,593	78,485	5,312	7,262	9,207	15,117	377	$150,353
4	99,816	249,103	3,901	16,294	57,065	25,137	523	$451,839
5	22,639	87,745	943	3,111	18,806	13,064	8	$146,316
6	1,741	8,623	—	—	2,055	306	—	$12,725
7	2,112	5,371	—	—	425	474	—	$8,382
	$162,065	$450,773	$10,156	$26,667	$88,462	$57,035	$919	$796,077

Ungraded Loan Exposure:

Performing	$140,013	$256	$39,685	$10,477	$12,623	$41	$4,846	$207,941
Nonperforming	906	—	120	—	83	—	12	1,121
Subtotal	$140,919	$256	$39,805	$10,477	$12,706	$41	$4,858	$209,062

Total	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139
24

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
One-to four family residential	$3,515	$410	$261	$4,186	$316,270	$320,456
Commercial real estate	3,197	—	757	3,954	488,433	492,387
Home equity and lines of credit	235	116	98	449	47,901	48,350
Residential construction	—	—	3	3	42,351	42,354
Other construction and land	331	36	63	430	101,295	101,725
Commercial	48	5	306	359	55,483	55,842
Consumer	5	6	1	12	6,886	6,898
Total	$7,331	$573	$1,489	$9,393	$1,058,619	$1,068,012

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
One-to four family residential	$3,941	$591	$562	$5,094	$297,890	$302,984
Commercial real estate	2,093	308	683	3,084	447,945	451,029
Home equity and lines of credit	308	27	120	455	49,506	49,961
Residential construction	501	—	—	501	36,643	37,144
Other construction and land	1,711	21	93	1,825	99,343	101,168
Commercial	488	1	95	584	56,492	57,076
Consumer	27	25	10	62	5,715	5,777
Total	$9,069	$973	$1,563	$11,605	$993,534	$1,005,139
25

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$2,101	$2,241	$—	$2,266	$2,376	$—
Commercial real estate	3,596	5,880	—	4,050	6,119	—
Home equity and lines of credit	313	428	—	313	428	—
Other construction and land	565	690	—	571	678	—
	$6,575	$9,239	$—	$7,200	$9,601	$—

Loans with a valuation allowance
One-to-four family residential	$821	$821	$78	$1,607	$1,607	$185
Commercial real estate	2,083	2,083	39	1,664	1,664	56
Other construction and land	831	831	52	872	872	66
Commercial	279	279	6	291	291	15
	$4,014	$4,014	$175	$4,434	$4,434	$322

Total
One-to-four family residential	$2,922	$3,062	$78	$3,873	$3,983	$185
Commercial real estate	5,679	7,963	39	5,714	7,783	56
Home equity and lines of credit	313	428	—	313	428	—
Other construction and land	1,396	1,521	52	1,443	1,550	66
Commercial	279	279	6	291	291	15
	$10,589	$13,253	$175	$11,634	$14,035	$322

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$2,247	$23	$3,122	$18	$2,264	$69	$3,156	$87
Commercial real estate	4,790	32	6,170	32	5,920	97	6,199	95
Home equity and lines of credit	428	4	328	13	428	13	328	37
Other construction and land	692	6	682	5	695	16	687	15
	$8,157	$65	$10,302	$68	$9,307	$195	$10,370	$234

Loans with a valuation allowance
One-to-four family residential	$825	$11	$1,115	$13	$831	$32	$1,129	$38
Commercial real estate	2,172	22	1,673	21	2,184	68	1,690	64
Home equity and lines of credit	—	—	100	2	—	—	100	4
Other construction and land	842	11	724	9	854	34	753	28
Commercial	281	5	294	5	285	17	301	16
	$4,120	$49	$3,906	$50	$4,154	$151	$3,973	$150

Total
One-to-four family residential	$3,072	$34	$4,237	$31	$3,095	$101	$4,285	$125
Commercial real estate	6,962	54	7,843	53	8,104	165	7,889	159
Home equity and lines of credit	428	4	428	15	428	13	428	41
Other construction and land	1,534	17	1,406	14	1,549	50	1,440	43
Commercial	281	5	294	5	285	17	301	16
	$12,277	$114	$14,208	$118	$13,461	$346	$14,343	$384

Non-performing Loans

The following table summarizes the balances of non-performing loans as of September 30, 2018 and December 31, 2017. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
One-to-four family residential	$1,214	$1,421
Commercial real estate	2,404	2,666
Home equity loans and lines of credit	112	120
Other construction and land	260	464
Commercial	306	95
Consumer	1	12
Non-performing loans	$4,297	$4,778
27

Troubled Debt Restructurings (TDR)

The following tables summarize TDR loans as of the dates indicated:

	September 30, 2018
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)
One-to-four family residential	$2,172	$361	$2,533
Commercial real estate	3,707	1,511	5,218
Home equity and lines of credit	283	30	313
Other construction and land	1,200	196	1,396
Commercial	279	—	279

	$7,641	$2,098	$9,739

	December 31, 2017
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)
One-to-four family residential	$3,452	$—	$3,452
Commercial real estate	3,805	1,438	5,243
Home equity and lines of credit	313	—	313
Other construction and land	1,091	370	1,461
Commercial	291	—	291

	$8,952	$1,808	$10,760

Loan modifications that were deemed TDRs at the time of the modification during the periods presented are summarized in the table below:

	Three Months Ended Sept 30, 2018		Nine Months Ended Sept 30, 2018
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms
Commercial real estate	—	$—	1	$206

There were no loan modifications that were deemed TDRs at the time of the modification during the three or nine month periods ended September 30, 2017.

There were no TDRs that defaulted during the three month and nine month periods ending September 30, 2018 and 2017 and which were modified as TDRs within the previous 12 months.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The Company had $23.9 million of goodwill as of September 30, 2018 and December 31, 2017.

The Company’s other intangible assets consist of core deposit intangibles related to acquired core deposits. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	As of and for the Nine Months Ending	As of and for the Year Ending
	September 30,	December 31,
	2018	2017
	Dollars in thousands
Gross balance at beginning of period	$4,840	$1,120
Additions from acquisitions	—	3,720
Gross balance at end of period	4,840	4,840
Less accumulated amortization	(1,090)	(571)
Core deposit intangible, net	$3,750	$4,269

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles for each of the next five years is approximately $0.7 million per year.

NOTE 7. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017.

	As of and for the				As of and for the Year Ended
	Nine Months Ended September 30,				December 31,
	2018		2017		2017
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$199,224	$—	$160,718	$—	$179,457	$—
Interest-bearing demand	206,967	282	179,398	149	226,718	228
Money Market	372,428	1,687	261,901	703	308,767	1,022
Savings	52,874	44	50,827	39	50,500	53
Time Deposits	424,539	3,527	351,995	2,336	396,735	3,171
	$1,256,032	$5,540	$1,004,839	$3,227	$1,162,177	$4,474

The following table indicates wholesale deposits included in the money market and time deposits amounts above:

	September 30,		December 31,
(Dollars in thousands)	2018	2017	2017
Wholesale money market	$49,595	$—	$2,020
Wholesale time deposits	71,880	35,426	39,105
	$121,475	$35,426	$41,125
29

NOTE 8. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
2018	$115,500	2.16%	$205,500	1.43%
2019	68,000	2.31%	18,000	2.02%
2020	30,000	2.78%	—	—
	$213,500	2.29%	$223,500	1.48%

The Company has a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. The Company had drawn $5.0 million on the revolving credit loan facility as of September 30, 2018 and December 31, 2017.

The Company also had other borrowings of $4.4 million and $3.6 million at September 30, 2018 and December 31, 2017, respectively, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on these other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

The Company’s agreements with its interest rate swap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At September 30, 2018, the Company had no derivatives in a net liability position under these agreements.

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

	Derivative Assets (1)		Derivative Liabilities (1)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	$778	$561	$—	$—
Total	$778	$561	$—	$—

Derivatives not designated as hedging instruments:
Mortgage derivatives	$30	$73	$8	$—
Total	$30	$73	$8	$—

(1) All derivative assets are located in “Other assets” on the consolidated balance sheets and all derivative liabilities are located in “Other liabilities” on the consolidated balance sheets.

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income:

	Three months ended September 30,
	2018		2017
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$15,978	$3,686	$12,254	$1,931
Gain (loss) on fair value hedging relationships
Interest rate swaps:
Hedged items	(182)	—	—	—
Derivatives designated as hedging instruments	187	—	—	—

Gain (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss into income	—	149	—	12

	Nine months ended September 30,
	2018		2017
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$46,149	$9,154	$35,621	$5,458
Gain (loss) on fair value hedging relationships
Interest rate swaps:
Hedged items	(263)	—	—	—
Derivatives designated as hedging instruments	261	—	—	—

Gain (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	—	347	—	(8)

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

As of September 30, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(dollars in thousands)	Carrying amount of the hedged assets	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the balance sheet in which the hedged item is included	September 30, 2018	September 30, 2018
Loans receivable (1)	$104,267	$(263)

(1) These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2018, the amortized cost basis of the closed portfolio used in the the hedging relationship was $104.3 million, the cumulative basis adjustment associated with the hedging relationship was $(0.3) million, and the amount of the designated hedged items was $25.0 million.

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

The structure of the swap agreements designated as cash flow hedges is described in the table below (dollars in thousands):

Underlyings	Designation	Notional	Payment Provision	Life of Swap Contract
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 0.958%/Receive 3 month LIBOR	4 yrs
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 3.02%/Receive 3 month LIBOR	3 yrs
FHLB Variable Rate Advance	Cash Flow Hedge	$20,500	Pay 1.354%/Receive 3 month LIBOR	2 yrs

The table below presents the effect of the Company’s derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three months ended September 30,		Nine months ended September 30,
Interest rate swaps	Location	2018	2017	2018	2017
Amount of gain (loss) recognized in AOCI on derivatives	OCI	$93	$25	$303	$(43)
Amount of gain (loss) reclassified from AOCI into income	Interest expense	(149)	(12)	(347)	8
Amount of gain (loss) recognized in consolidated statement of comprehensive income		$(56)	$13	$(44)	$(35)
33

Derivatives Not Designated as Hedging Instruments

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are described above. At September 30, 2018 and December 31, 2017, the Company had the following IRLCs and forward commitments for the future delivery of residential mortgage loans.

(Dollars in thousands)	As of September 30, 2018	As of December 31, 2017
Mortgage derivatives
Interest rate lock commitments	$2,631	$5,705
Forward sales commitment	5,500	5,705

The table below presents the effect of the Company’s derivatives not designated as hedging instruments for the periods presented:

		Three months ended September 30,		Nine months ended September 30,
Interest rate products	Location	2018	2017	2018	2017
		(Dollars in thousands)
Amount of gain (loss) recognized in income on forward commitments	Noninterest income	$12	$12	$(33)	$—
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	(46)	(7)	(17)	9
Amount of gain (loss) recognized in income on derivatives not designated as hedging instruments		$(34)	$5	$(50)	$9
34

NOTE 10. INCOME TAXES

The components of net deferred taxes as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,653	$2,356
Deferred compensation and post employment benefits	1,972	1,993
Non-accrual interest	237	204
Valuation reserve for other real estate	239	346
North Carolina NOL carryover	332	475
Federal NOL carryover	1,675	3,507
AMT credit carryforward	310	645
Unrealized losses on securities	1,810	149
Loan basis differences	53	77
Deposit premium	—	104
Fixed assets	106	63
Core deposit intangible	111	52
Other	1,740	1,009
Total deferred tax assets	11,238	10,980

Deferred tax liabilities:
Loan servicing rights	641	620
Goodwill	412	126
Core deposit intangible	79	89
Deferred loan costs	953	757
Prepaid expenses	14	31
Unrealized gains on securities	181	377
Derivative instruments	109	128
Other	177	21
Total deferred tax liabilities	2,566	2,149

Net Deferred tax asset	$8,672	$8,831

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses as of September 30, 2018:

(Dollars in thousands)	Amount	Expiration Dates
Federal	$8,041	2031-2036
North Carolina	$16,006	2026-2029
35

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income	$3,523	$2,471	$10,192	$5,873
Denominator:
Weighted-average common shares outstanding - basic	6,891,672	6,458,679	6,889,130	6,460,015
Effect of dilutive securities:
Stock options	90,580	42,973	92,465	39,165
Restricted stock units	48,898	46,878	42,119	43,081
Weighted-average common shares outstanding - diluted	7,031,150	6,548,530	7,023,714	6,542,261

Earnings per share - basic	$0.51	$0.38	$1.48	$0.91
Earnings per share - diluted	$0.50	$0.38	$1.45	$0.90

The following table presents stock options that are not deemed dilutive in calculating diluted earnings per share for the respective periods in the table above:

	Average Stock Price				Anti-dilutive Shares
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Stock options	$28.25	$23.26	$28.44	$23.11	30,438	3,076	23,721	1,564
36

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of AOCI and changes in those components as of and for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	Available for Sale Securities	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total
(Dollars in thousands)
Balance, beginning of period	$(4,271)	$—	$450	$(3,821)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	—	—
Change in net unrealized holding losses on securities available for sale	(2,318)	—	—	(2,318)
Reclassification adjustment for net securities gains realized in net income	—	—	—	—
Change in unrealized holding gains on cash flow hedge	—	—	93	93
Reclassification adjustment for cash flow hedge effectiveness	—	—	(149)	(149)
Income tax effect	524	—	14	538

Balance, end of period	$(6,065)	$—	$408	$(5,657)

	Three Months Ended September 30, 2017
(Dollars in thousands)
Balance, beginning of period	$(2,108)	$(93)	$270	$(1,931)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	54	—	54
Change in net unrealized holding losses on securities available for sale	973	—	—	973
Reclassification adjustment for net securities gains realized in net income	24	—	—	24
Change in unrealized holding gains on cash flow hedge	—	—	25	25
Reclassification adjustment for cash flow hedge effectiveness	—	—	(12)	(12)
Income tax effect	(367)	—	(5)	(372)

Balance, end of period	$(1,478)	$(39)	$278	$(1,239)
37

	Nine Months Ended September 30, 2018
	Available for Sale Securities	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(455)	$—	$432	$(23)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	—	—
Change in net unrealized holding losses on securities available for sale	(8,181)	—	—	(8,181)

Reclassification adjustment for net securities gains realized in net income	947	—	—	947
Reclassification adjustment for other than temporary impairment of securities available for sale	—	—	—	—
Change in unrealized holding gains on cash flow hedge	—	—	303	303
Reclassification adjustment for cash flow effectiveness	—	—	(347)	(347)
Cumulative effect of change in accounting principle	9	—	—	9
Income tax effect	1,615	—	20	1,635

Balance, end of period	$(6,065)	$—	$408	$(5,657)

	Nine Months Ended September 30, 2017
	(Dollars in thousands)
Balance, beginning of period	$(5,554)	$(202)	$300	$(5,456)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	163	—	163
Change in net unrealized holding losses on securities available for sale	6,404	—	—	6,404
Reclassification adjustment for net securities gains realized in net income	(19)	—	—	(19)
Reclassification adjustment for other than temporary impairment of securities available for sale	79	—	—	79
Change in unrealized holding gains on cash flow hedge	—	—	(43)	(43)
Reclassification adjustment for cash flow effectiveness	—	—	8	8
Income tax effect	(2,388)	—	13	(2,375)

Balance, end of period	$(1,478)	$(39)	$278	$(1,239)
38

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from AOCI as of the dates indicated:

	Three Months Ended September 30		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017	Income Statement Line Item Affected
Available-for-sale securities
Gains(losses) recognized	$—	$(24)	$(947)	$19	Gain(loss) on sale of investments, net
Other than temporary impairment	—	—	—	(79)	Other than temporary impairment of AFS securities
Income tax effect	—	9	213	22	Income tax expense
Reclassified out of AOCI, net of tax	—	(15)	(734)	(38)	Net income

Cash flow hedge
Interest expense	99	—	223	(28)	Interest expense - FHLB advances
Interest expense	50	12	124	20	Interest expense - Junior subordinated notes
Income tax effect	(33)	(4)	(78)	3	Income tax expense
Reclassified out of AOCI, net of tax	116	8	269	(5)	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	—	(54)	—	(163)	Income tax expense

Total reclassified out of AOCI, net of tax	$116	$(61)	$(465)	$(206)	Net income

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

The following summarizes the Company’s approximate commitments to extend credit:

September 30, 2018
(Dollars in thousands)
Lines of credit	$173,183
Standby letters of credit	1,478
$174,661
39

As of September 30, 2018, the Company had outstanding commitments to originate loans as follows:

	September 30, 2018
	Amount	Range of Rates
	(Dollar in thousands)
Fixed	$21,182	4.20% to 12.00%
Variable	10,751	3.50% to 7.75%
	$31,933

The allowance for unfunded commitments was $0.1 million at September 30, 2018 and December 31, 2017.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of September 30, 2018 and December 31, 2017.

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

40

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

41

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

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Equity securities	$6,983	$—	$—	$6,983
Securities available for sale:
U.S. Treasury & Government Agencies	4,881	29,287	—	34,168
Municipal Securities	—	109,874	—	109,874
Mortgage-backed Securities - Guaranteed	—	84,118	—	84,118
Collateralized Mortgage Obligations - Guaranteed	—	17,827	—	17,827
Collateralized Mortgage Obligations - Non Guaranteed	—	74,310	—	74,310
Collateralized Loan Obligations	—	12,943		12,943
Corporate bonds	—	20,026	493	20,519
Total securities available for sale	4,881	348,385	493	353,759

Mortgage loans held for sale	—	—	1,821	1,821
Loan servicing rights	—	—	2,771	2,771
Interest rate swaps	—	778	—	778
Mortgage derivatives	—	—	30	30

Total recurring assets at fair value	$11,864	$349,163	$5,115	$366,142

Liabilities:
Interest rate swaps	$—	$—	$—	$—
Mortgage derivatives	—	—	8	8

Total recurring liabilities at fair value	$—	$—	$8	$8
42

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Equity securities	$6,095	$—	$—	$6,095
Securities available for sale:
U.S. Treasury & Government Agencies	2,496	18,027	—	20,523
Municipal Securities	—	93,859	—	93,859
Mortgage-backed Securities - Guaranteed	—	128,039	—	128,039
Collateralized Mortgage Obligations - Guaranteed	—	10,302	—	10,302
Collateralized Mortgage Obligations - NonGuaranteed	—	64,693	—	64,693
Collateralized Loan Obligations		5,539		5,539
Corporate bonds	—	18,799	492	19,291
Mutual funds	617	—	—	617
Total securities available for sale	3,113	339,258	492	342,863

Loan servicing rights	—	—	2,756	2,756
Interest rate swaps	—	561	—	561
Mortgage derivatives	—	—	73	73

Total assets	$9,208	$339,819	$3,321	$352,348

There were no liabilities measured at fair value on a recurring basis as of December 31, 2017.

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$4,404	$3,836	$3,321	$4,807

AFS securities
Fair value adjustment	—	—	—	(4)
Transfer from (to) Level 2	—	—	—	(1,086)

Mortgage loans held for sale	651	—	1,821	—

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	129	154	374	446
Fair value adjustment	(43)	(158)	(359)	(335)

Mortgage derivative gains(losses) included in other income	(34)	5	(50)	9

Balance at end of period	$5,107	$3,837	$5,107	$3,837
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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,101	$2,101
Commercial real estate	—	—	3,596	3,596
Home equity loans and lines of credit	—	—	313	313
Other construction and land	—	—	565	565

Real estate owned:
One-to-four family residential	—	—	290	290
Commercial real estate	—	—	949	949
Other construction and land	—	—	1,579	1,579

Total assets	$—	$—	$9,393	$9,393

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$2,266	$2,266
Commercial real estate	—	—	4,050	4,050
Home equity loans and lines of credit	—	—	313	313
Other construction and land	—	—	571	571

Real estate owned:
One-to-four family residential	—	—	288	288
Commercial real estate	—	—	544	544
Other construction and land	—	—	1,736	1,736

Total assets	$—	$—	$9,768	$9,768

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 or December 31, 2017.

Impaired loans totaling $4.0 million at September 30, 2018 and $4.4 million at December 31, 2017 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2018.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0% -10%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	5% - 35%
		Discount rate	12% - 14%
Mortgage loans held for sale	External pricing model	Recent trade pricing	98% - 101%
Mortgage derivatives	External pricing model	Pull-through rate	78%-100%
SBIC	Indicative value provided by fund	Current operations and financial condition	N/A

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company’s financial assets and financial liabilities at the dates indicated:

		Fair Value Measurements at September 30, 2018
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$117,265	$117,265	$117,265	$—	$—
Equity securities	6,983	6,983	6,983	—	—
Securities available for sale	353,759	353,759	4,881	348,385	493
Loans held for sale	3,970	4,200	—	2,379	1,821
Loans receivable, net	1,068,012	1,041,868	—	—	1,041,868
Other investments, at cost	12,039	12,039	—	12,039	—
Accrued interest receivable	6,158	6,158	—	6,158	—
BOLI	32,738	32,738	—	32,738	—
Loan servicing rights	2,771	2,771	—	—	2,771
Mortgage derivatives	30	30	—	—	30
Interest rate swaps	778	778	—	778	—
SBIC investments	3,609	3,609	—	—	3,609

Liabilities:
Demand deposits	$831,493	$831,493	$—	$831,493	$—
Time deposits	424,539	427,112	—	—	427,112
Federal Home Loan Bank advances	213,500	213,668	—	213,668	—
Junior subordinated debentures	14,433	12,577	—	12,577	—
Other borrowings	9,395	9,296	—	9,296	—
Accrued interest payable	1,358	—	—	—	—
Mortgage derivatives	8	8	—	—	8
Interest rate swaps	—	—	—	—	—
46

		Fair Value Measurements at December 31, 2017
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$109,467	$109,467	$109,467	$—	$—
Equity securities	6,095	6,095	6,095	—	—
Securities available for sale	342,863	342,863	3,113	339,258	492
Loans held for sale	3,845	4,211	—	4,211	—
Loans receivable, net	1,005,139	992,993	—	—	992,993
Other investments, at cost	12,386	12,386	—	12,386	—
Accrued interest receivable	5,405	5,405	—	5,405	—
BOLI	32,150	32,150	—	32,150	—
Loan servicing rights	2,756	2,756	—	—	2,756
Forward sales commitments	28	28	—	—	28
Interest rate lock commitments	45	45	—	—	45
Derivative asset	561	561	—	561	—
SBIC investments	3,491	3,491	—	—	3,491

Liabilities:
Demand deposits	$765,442	$765,442	$—	$765,442	$—
Time deposits	396,735	390,806	—	—	390,806
FHLB advances	223,500	223,627	—	223,627	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	8,623	8,620	—	8,620	—
Accrued interest payable	935	935	—	935	—

NOTE 15. Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts reflect an offset of $0.2 million and $0.7 million of interchange costs against interchange income for the three and nine months ended September 30, 2017, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$406	$436	$1,242	$1,239
Interchange fees	276	246	795	655
Other	227	215	775	527
Noninterest income (in-scope of Topic 606)	909	897	2,812	2,421
Noninterest income (out-of-scope of Topic 606)	1,056	878	1,867	1,886
Total noninterest income	$1,965	$1,775	$4,679	$4,307

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of September 30, 2018 have remained unchanged from the disclosures presented in our 2017 Form 10-K.

The Jumpstart Our Business Startups Act (“JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies known as “emerging growth companies.” As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2018, there was not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance. Please refer to Note 1 of this Form 10-Q for more information about our accounting policies and recent accounting updates.

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

Strategic Plan

We continue to execute on our strategic plan which involves the following key components:

•	building a franchise that will provide above-average shareholder returns;
•	seeking acquisition opportunities that have reasonable earn-back periods and are accretive to return on equity while minimizing book value dilution;
•	building long-term franchise value by diversifying into high growth markets geographically contiguous to our current markets;
•	focus on relationship banking in our metropolitan markets;
•	building deposits in rural markets; and
•	maximizing our capital leverage through organic and acquired asset growth.
51

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

Earnings Summary

Net income for the three and nine months ended September 30, 2018 was $3.5 million and $10.2 million, respectively, compared to $2.5 million and $5.9 million for the same periods in 2017, respectively. The increase in net income for the three months ended September 30, 2018 was primarily the result of increases in net interest income and noninterest income of $2.0 million and $0.2 million, respectively, partially offset by an increase in noninterest expense of $1.6 million. The increase in net income for the nine months ended September 30, 2018 was primarily the result of increases in net interest income and noninterest income of $6.8 million and $0.4 million, respectively, partially offset by an increase in noninterest expense of $3.1 million.

Net interest income increased $2.0 million, or 19.1%, to $12.3 million for the three months ended September 30, 2018, compared to $10.3 million for the same period in 2017. Net interest income increased $6.8 million, or 22.7%, to $37.0 million for the nine months ended September 30, 2018, compared to $30.2 million for the same period in 2017. The increase in net interest income was primarily due to higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and loans partially offset by increased deposit balances and the costs of deposits and borrowings. Net interest margin was 3.26% for the three months ended September 30, 2018, compared to 3.30% for the same period in 2017, and 3.38% and 3.32% for the nine months ended September 30, 2018 and 2017, respectively.

Noninterest income increased $0.2 million, or 10.7%, to $2.0 million for the three months ended September 30, 2018, compared to $1.8 million for the same period in 2017. Increases in servicing income, mortgage banking, equity securities gains, and net interchange fees were partially offset by decreases in gains on sale of Small Business Administration (“SBA”) loans and service charges on deposit accounts. The Company recorded a valuation adjustment against its loan servicing rights of $44 thousand and $0.2 million for the three months ended September 30, 2018 and 2017, respectively.

Noninterest income increased $0.4 million, or 8.6%, to $4.7 million for the nine months ended September 30, 2018, compared to $4.3 million for the same period in 2017, primarily as the result of the other than temporary impairment on one investment security of $0.7 million in 2017, compared to realized losses on sale of investments of $0.5 million in 2018. Increases in gains on sale of SBA loans, net interchange fees and income from Small Business Investment Company (“SBIC”) holdings were partially offset by decreases in mortgage banking and equity securities gains. The Company recorded a valuation adjustment against its loan servicing rights of $0.4 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Noninterest expense increased $1.5 million, or 19.6%, to $9.5 million for the three months ended September 30, 2018, compared to $8.0 million for the same period in 2017. Noninterest expense increased $3.1 million, or 12.5%, to $28.1 million for the nine months ended September 30, 2018, compared to $25.0 million for the same period in 2017. The increases were primarily related to increased compensation and employee benefits, net occupancy expenses, and data processing expenses, as the 2018 period included the full impact of the Chattahoochee Bank of Georgia acquisition and the branches acquired from Stearns Bank.

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

We analyze our noninterest expense and net income on a non-GAAP basis as detailed and as of the periods indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands, except per share data)
Adjusted Noninterest Expense
Noninterest expense (GAAP)	$9,541	$7,980	$28,103	$24,973
Merger-related expenses	(96)	(116)	(564)	(972)
Adjusted noninterest expense (Non-GAAP)	$9,445	$7,864	$27,539	$24,001

Adjusted Net Income
Net income (GAAP)	$3,523	$2,471	$10,192	$5,873
Loss (gain) on sale of investments	—	16	411	(12)
Other than temporary impairment of investment securities available for sale	—	—	—	455
Merger-related expenses	76	76	446	632
Adjusted net income (Non-GAAP)	$3,599	$2,563	$11,049	$6,948

Adjusted Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.50	$0.38	$1.45	$0.90
Loss (gain) on sale of investments	—	—	0.06	—
Other than temporary impairment of investment securities available for sale	—	—	—	0.06
Merger-related expenses	0.01	0.01	0.06	0.10
Adjusted diluted earnings per share (Non-GAAP)	$0.51	$0.39	$1.57	$1.06

Adjusted Return on Average Assets
Return on Average Assets (GAAP)	0.86%	0.71%	0.84%	0.57%
Gain on sale of investments	0.00%	0.00%	0.03%	—
Other than temporary impairment of investment securities available for sale	0.00%	0.00%	0.00%	0.04%
Merger-related expenses	0.02%	0.02%	0.04%	0.06%
Adjusted Return on Average Assets (Non-GAAP)	0.88%	0.73%	0.91%	0.67%

Adjusted Return on Tangible Average Equity
Return on Average Equity (GAAP)	9.00%	6.95%	8.84%	5.66%
Loss (gain) on sale of investments	0.00%	0.04%	0.36%	-0.01%
Other than temporary impairment of investment securities available for sale	0.00%	0.00%	0.00%	0.43%
Merger-related expenses	0.19%	0.21%	0.39%	0.61%
Effect of goodwill and intangibles	1.98%	0.52%	2.13%	0.43%
Adjusted Return on Average Tangible Equity (Non-GAAP)	11.18%	7.72%	11.71%	7.12%

Adjusted Efficiency Ratio
Efficiency ratio (GAAP)	66.92%	65.96%	67.44%	72.45%
Gain (loss) on sale of investments	0.00%	-0.19%	-1.23%	0.05%
Other than temporary impairment of investment securities available for sale	0.00%	0.00%	0.00%	-1.38%
Merger-related expenses	-0.67%	-0.90%	-0.94%	-2.84%
Adjusted Efficiency Ratio (Non-GAAP)	66.25%	64.87%	65.27%	68.28%

	As Of
	September 30, 2018	December 31, 2017
	(Dollars in thousands, except share data)
Tangible Assets
Total Assets	$1,669,566	$1,581,449
Goodwill and Intangibles	(27,653)	(28,172)
Tangible Assets	$1,641,913	$1,553,277

Tangible Book Value Per Share
Book Value (GAAP)	$156,730	$151,313
Goodwill and intangibles	(27,653)	(28,172)
Book Value (Tangible)	$129,077	$123,141
Outstanding shares	6,891,672	6,879,191
Tangible Book Value Per Share	$18.73	$17.90
54

Financial Condition at September 30, 2018 and December 31, 2017

Total assets increased $88.1 million, or an annualized rate of 7.4%, to $1.67 billion at September 30, 2018 from $1.58 billion at December 31, 2017. This increase in assets was primarily due to increases in cash and cash equivalents of $7.8 million, from $109.5 million at December 31, 2017 to $117.3 million at September 30, 2018, increases in investment securities available for sale of $10.9 million, or 3.2%, and loans, which increased $62.9 million, or 6.3%, to $1.07 billion at September 30, 2018 from $1.0 billion at December 31, 2017. Core deposits increased $18.5 million to $781.9 million at September 30, 2018 from $763.4 million at December 31, 2017. Core deposits decreased from 66% of the Company’s deposit portfolio at December 31, 2017 to 62% at September, 30 2018. Retail certificates of deposit decreased $4.9 million to $352.7 million at September 30, 2018 from $357.6 million at December 31, 2017. Wholesale deposits have been a source of funding loan growth and increased $80.3 million to $121.5 million at September 30, 2018 from $41.1 million at December 31, 2017.

Total liabilities increased $82.7 million, or 5.8%, to $1.51 billion at September 30, 2018 from $1.43 billion at December 31, 2017, due primarily to the $93.9 million increase in deposits, partially offset by the $10.0 million decrease in Federal Home Loan Bank (“FHLB”) borrowings and the $2.1 million decrease in other liabilities.

Total shareholders’ equity increased $5.4 million to $156.7 million at September 30, 2018, compared to $151.3 million at December 31, 2017. This increase was primarily attributable to $10.2 million of net income, offset by a $5.6 million after-tax decline in the market value of investment securities available for sale. Tangible book value per share, a non-GAAP measure, increased $0.83 to $18.73 at September 30, 2018 from $17.90 at December 31, 2017.

Investment Securities

The following table presents the holdings of our equity securities as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Mutual funds	$6,983	$6,095

Equity securities with a fair value of $6.4 million and $6.1 million as of September 30, 2018 and December 31, 2017, respectively, are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements.

Equity securities with a fair value of $0.6 million as of September 30, 2018 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. The CRA mutual fund was reclassified as an equity security on January 1, 2018.

The remainder of our investment securities portfolio is classified as available-for-sale (“AFS”) and is carried at fair value. The Company’s held-to-maturity (“HTM”) investment portfolio was transferred to AFS during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company is prohibited from classifying any investment securities as HTM for two years from the date of the transfer and may resume HTM classification in the fourth quarter of 2018.

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

The following table shows the amortized cost and fair value for our AFS investment portfolio as of the dates indicated:

	September 30, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury & Government Agencies	$34,203	$34,168	$20,529	$20,523
Municipal Securities	113,158	109,874	93,250	93,859
Mortgage-backed Securities - Guaranteed	86,354	84,118	129,314	128,039
Collateralized Mortgage Obligations - Guaranteed	18,711	17,827	10,559	10,302
Collateralized Mortgage Obligations - Non Guaranteed	75,576	74,310	64,706	64,693
Collateralized Loan Obligations	13,035	12,943	5,555	5,539
Corporate bonds	20,551	20,519	18,925	19,291
Mutual funds	—	—	629	617
	$361,588	$353,759	$343,467	$342,863

The following table indicates estimated fair value of investments that are fixed or variable rate as of the dates indicated:

	September 30, 2018			December 31, 2017
	Fixed	Variable		Fixed	Variable
(Dollars in thousands)	Rate	Rate	Total	Rate	Rate	Total
U.S. Treasury & Government Agencies	$6,246	$27,922	$34,168	$2,496	$18,027	$20,523
Municipal Securities	109,874	—	109,874	93,859	—	93,859
Mortgage-backed Securities - Guaranteed	34,229	49,889	84,118	57,281	70,758	128,039
Collateralized Mortgage Obligations - Guaranteed	17,827	—	17,827	10,302	—	10,302
Collateralized Mortgage Obligations - Non Guaranteed	61,306	13,004	74,310	48,128	16,565	64,693
Collateralized Loan Obligations	—	12,943	12,943	—	5,539	5,539
Corporate bonds	7,813	12,706	20,519	7,522	11,769	19,291
Mutual funds	—	—	—	—	617	617
	$237,295	$116,464	$353,759	$219,588	$123,275	$342,863

AFS investment securities increased $10.9 million to $353.8 million at September 30, 2018 from $342.9 million at December 31, 2017. We continue to monitor and decrease our investment portfolio as we continue to build our loan portfolio.

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

	September 30,		December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$321,477	30.0%	$304,107	30.1%
Commercial	494,226	46.2	453,725	45.0
Home equity loans and lines of credit	48,205	4.5	49,877	4.9
Residential construction	42,322	4.0	37,108	3.7
Other construction and land	102,000	9.5	101,447	10.1
Commercial	55,671	5.2	56,939	5.6
Consumer	6,797	0.7	5,700	0.6
Total loans, gross	$1,070,698	100.0%	$1,008,903	100.0%

Less:
Deferred loan fees, net	(1,235)		(1,431)
Acquired loans fair value discount	(1,202)		(2,012)
Hedged loans basis adjustment	(263)		—
Unamortized premium	346		389
Unamortized discount	(332)		(710)

Total loans, net of deferred fees	$1,068,012		$1,005,139

Percentage of total assets	64.0%		63.6%

Net loans increased $62.9 million, or 6.3%, to $1.07 billion at September 30, 2018 from $1.01 billion at December 31, 2017. Most of our loan growth is concentrated in one-to-four family residential and commercial real estate with increases of $17.4 million, or 5.7%, and $40.5 million, or 8.9%, respectively, as compared to relative balances at December 31, 2017. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

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

If a loan is modified in a troubled debt restructuring (“TDR”), the loan is generally placed on non-accrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally nine consecutive months, and the ultimate collectability of all amounts contractually due is not in doubt.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of September 30, 2018 or December 31, 2017.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
September 30, 2018
Real estate loans:
One-to-four family residential	$3,515	$410	$261	$4,186
Commercial	3,197	—	757	3,954
Home equity loans and lines of credit	235	116	98	449
Residential construction	—	—	3	3
Other construction and land	331	36	63	430
Commercial	48	5	306	359
Consumer	5	6	1	12
Total delinquent loans	$7,331	$573	$1,489	$9,393
% of total loans, net	0.69%	0.05%	0.14%	0.88%

December 31, 2017
Real estate loans:
One-to-four family residential	$3,941	$591	$562	$5,094
Commercial	2,093	308	683	3,084
Home equity loans and lines of credit	308	27	120	455
One- to four-family residential construction	501	—	—	501
Other construction and land	1,711	21	93	1,825
Commercial	488	1	95	584
Consumer	27	25	10	62
Total delinquent loans	$9,069	$973	$1,563	$11,605
% of total loans, net	0.90%	0.10%	0.15%	1.15%

Delinquent loans decreased $2.2 million to $9.4 million at September 30, 2018 from $11.6 million at December 31, 2017. The decrease in delinquencies was due primarily to collection efforts and the favorable resolution of several relationships.

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

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,214	$1,421
Commercial	2,404	2,666
Home equity loans and lines of credit	112	120
Other construction and land	260	464
Commercial	306	95
Consumer	1	12

Total non-performing loans	4,297	4,778

REO:
One-to-four family residential	290	288
Commercial real estate	949	544
Other construction and land	1,579	1,736

Total foreclosed real estate	2,818	2,568

Total non-performing assets	$7,115	$7,346

Troubled debt restructurings still accruing	$7,641	$8,952

Ratios:
Non-performing loans to total loans	0.40%	0.47%
Non-performing assets to total assets	0.43%	0.46%

Non-performing loans decreased $0.5 million, or 10.0%, to $4.3 million at September 30, 2018 from $4.8 million at December 31, 2017. The decrease in non-performing loans was primarily attributable to the satisfaction of loans through foreclosure.

REO increased $0.2 million, or 9.7%, to $2.8 million at September 30, 2018 from $2.6 million at December 31, 2017 primarily as a result of the addition of one relationship partially offset by the successful liquidation of two large properties.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Classified loans:
Substandard	$7,689	$9,503
Doubtful	—	—
Loss	—	—

Total classified loans:	7,689	9,503
As a % of total loans, net	0.72%	0.95%

Special mention	9,182	12,725

Total criticized loans	$16,871	$22,228
As a % of total loans, net	1.58%	2.21%

Total classified loans decreased $1.8 million to $7.7 million at September 30, 2018 from $9.5 million at December 31, 2017. Total criticized loans decreased $5.4 million, or 24.1%, to $16.9 million at September 30, 2018 from $22.2 million at December 31, 2017. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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
60

•	loan concentrations;
•	economic conditions – including unemployment rates, home sales and prices, and a regional economic index; and
•	lender risk – personnel changes.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2018	2017	2018	2017
	( Dollars in thousands)		( Dollars in thousands)
Balance at beginning of period	$11,525	$9,934	$10,887	$9,305

Charge-offs:
Real Estate:
One- to four-family residential	(6)	—	(116)	(50)
Commercial	—	(105)	(35)	(193)
Home equity loans and lines of credit	(219)	(266)	(260)	(267)
Residential construction	—	—	—	—
Other construction and land	—	(114)	—	(289)
Commercial	(45)	—	(79)	—
Consumer	(17)	(18)	(75)	(42)
Total charge-offs	(287)	(503)	(565)	(841)

Recoveries:
Real Estate:
One- to four-family residential	1	2	15	71
Commercial	—	32	3	75
Home equity loans and lines of credit	—	—	24	5
Residential construction	1	—	1	—
Other construction and land	16	9	43	76
Commercial	2	7	10	22
Consumer	152	56	274	184
Total recoveries	172	106	370	433

Net (charge-offs) recoveries	(115)	(397)	(195)	(408)

Provision for loan losses	336	520	1,054	1,160

Balance at end of period	$11,746	$10,057	$11,746	$10,057

Ratios:
Net charge-offs to average loans outstanding	0.04%	0.20%	0.02%	0.07%
Allowance to non-performing loans at period end	273.35%	179.46%	273.35%	179.46%
Allowance to total loans at period end	1.10%	1.23%	1.10%	1.23%

Our allowance as a percentage of total loans decreased to 1.10% at September 30, 2018 from 1.23% at September 30, 2017 primarily as the result of the increase in loans related to the Chattahoochee Bank of Georgia (“Chattahoochee”) acquisition. The remaining fair value discount on acquired loans was $1.2 million as of September 30, 2018.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans increased to 273.35% at September 30, 2018 compared to 227.86% at December 31, 2017 and 179.46% at September 30, 2017.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
One- to four-family residential	$290	$288
Commercial real estate	949	544
Other construction and land	1,579	1,736
Total	$2,818	$2,568

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$2,802	$2,487	$2,568	$4,226
Additions	753	465	1,502	702
Disposals	(737)	(515)	(1,169)	(2,324)
Writedowns	—	—	(83)	(167)
Balance, end of period	$2,818	$2,437	$2,818	$2,437

REO increased $0.2 million, or 9.7%, to $2.8 million at September 30, 2018 from $2.6 million at December 31, 2017. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $0.1 million to $8.7 million at September 30, 2018 compared to $8.8 million at December 31, 2017. The decrease in net deferred tax assets is mainly attributable to reduction in our federal and state net operating losses and acquisition related deferred tax items, partially offset by increases in the net unrealized holding losses on our investment securities.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	September 30, 2018		December 31, 2017
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$199,224	15.9%	$179,457	15.4%
Interest-bearing demand accounts	206,967	16.5	226,718	19.5
Money market accounts - retail	322,833	25.7	306,747	26.4
Money market accounts - wholesale	49,595	3.9	2,020	0.2
Savings accounts	52,874	4.2	50,500	4.3
Time deposits - retail	352,659	28.1	357,629	30.8
Time deposits - wholesale	71,880	5.7	39,106	3.4

Total deposits	$1,256,032	100.0%	$1,162,177	100.0%

Core deposits increased $18.5 million to $781.9 million at September 30, 2018 from $763.4 million at December 31, 2017. Retail certificates of deposit decreased $4.9 million to $352.7 million at September 30, 2018 from $357.6 million at December 31, 2017. Wholesale deposits have been a source of funding loan growth and increased $80.3 million to $121.5 million at September 30, 2018 from $41.1 million at December 31, 2017. We continue to focus on gathering core deposits, which decreased from 66% of the Company’s deposit portfolio at December 31, 2017 to 62% at September, 30 2018.

FHLB Advances

FHLB advances decreased $10.0 million from $223.5 million at December 31, 2017 to $213.5 million at September 30, 2018. To manage our exposure to interest rate movement, we entered into two interest rate swaps on FHLB advances during 2016. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts ending during the third and fourth quarters of 2018. The effective interest rates of the swapped advances were 0.82% and 1.36% at September 30, 2018 and 0.96% and 1.36% at December 31, 2017.

Other Borrowings

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of September 30, 2018.

The Company also had other borrowings at September 30, 2018 of $4.4 million, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at September 30, 2018 and December 31, 2017 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest income and manage our exposure to interest rate movement, we entered into an interest rate swap in September 2016 on the junior subordinated notes. We also entered into a forward starting interest rate swap on our junior subordinated date in June 2018 to begin in 2020 after the current interest rate swap terminates. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the current contract and three additional years under the forward starting contract. The effective interest rate on the swapped notes was 3.76% at both September 30, 2018 and at December 31, 2017.

Equity

Total shareholders’ equity increased $5.4 million to $156.7 million at September 30, 2018 compared to $151.3 million at December 31, 2017. This increase was primarily attributable to $10.2 million of net income, offset by a $5.6 million after-tax decline in the market value of investment securities available for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017.

General. Net income for the three months ended September 30, 2018 was $3.5 million, compared to $2.5 million for the same period in 2017. The increase in net income for the three months ended September 30, 2018 was primarily the result of increases in net interest income and noninterest income of $2.0 million and $0.2 million, respectively, partially offset by an increase in noninterest expense of $1.6 million.

Net Interest Income. Net interest income increased $2.0 million for the three months ended September 30, 2018, compared to the same period in 2017. The increase in net interest income was primarily due to higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and loans partially offset by increased deposit balances and costs of deposits and borrowings. The tax-equivalent net interest margin was 3.26% for the three months ended September 30, 2018, compared to 3.30% for the same period in 2017.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,050,667	$12,622	4.77%	$788,021	$9,175	4.62%
Loans, tax exempt(1)	16,757	134	3.18%	16,607	151	3.60%
Investments - taxable	248,077	1,827	2.95%	295,516	1,787	2.42%
Investment tax exempt(1)	94,019	880	3.74%	124,016	1,257	4.05%
Interest earning deposits	99,572	528	2.10%	63,262	216	1.35%
Other investments, at cost	12,039	201	6.62%	11,822	161	5.40%

Total interest-earning assets	1,521,131	16,192	4.22%	1,299,244	12,747	3.89%

Noninterest-earning assets	123,662			100,731

Total assets	$1,644,793			$1,399,975

Interest-bearing liabilities:
Savings accounts	$53,287	$15	0.11%	$49,146	$14	0.11%
Time deposits	423,419	1,404	1.32%	358,327	796	0.88%
Money market accounts	355,057	814	0.91%	260,804	248	0.38%
Interest bearing transaction accounts	205,732	98	0.19%	174,945	56	0.13%
Total interest bearing deposits	1,037,495	2,331	0.89%	843,222	1,114	0.52%

FHLB advances	213,500	1,091	2.00%	223,826	641	1.14%
Junior subordinated debentures	14,433	141	3.82%	14,433	140	3.85%
Other borrowings	9,399	123	5.19%	3,652	36	3.91%

Total interest-bearing liabilities	1,274,827	3,686	1.15%	1,085,133	1,931	0.71%

Noninterest-bearing deposits	198,001			157,870

Other non interest bearing liabilities	15,431			14,667

Total liabilities	1,488,259			1,257,670
Total equity	156,534			142,305

Total liabilities and equity	$1,644,793			$1,399,975

Tax-equivalent net interest income		$12,506			$10,816

Net interest-earning assets(2)	$246,304			$214,111

Average interest-earning assets to interest-bearing liabilities	119.32%			119.73%

Tax-equivalent net interest rate spread(3)			3.08%			3.19%
Tax-equivalent net interest margin(4)			3.26%			3.30%

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
65

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

	For the Three Months Ended September 30, 2018
	Compared to the Three Months Ended September 30, 2017
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale(1)	$3,147	$300	$3,447
Loans, tax exempt(2)	1	(18)	(16)
Investment - taxable	(316)	356	39
Investments - tax exempt(2)	(287)	(90)	(377)
Interest-earning deposits	159	153	312
Other investments, at cost	3	37	40

Total interest-earning assets	2,707	738	3,445

Interest-bearing liabilities:
Savings accounts	1	—	1
Time deposits	164	444	608
Money market accounts	115	451	566
Interest bearing transaction accounts	11	31	42
FHLB advances	(30)	480	450
Junior subordinated debentures	—	—	—
Other borrowings	73	15	88

Total interest-bearing liabilities	334	1,421	1,755

Change in tax-equivalent net interest income	$2,373	$(683)	$1,690

(1) Non-accrual loans are included in the above analysis.
(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate in 2018 and a 35% federal tax rate in 2017.

Net interest income before provision for loan losses increased to $12.3 million for the three months ended September 30, 2018, compared to $10.3 million for the same period in 2017. As indicated in the table above, the increase in tax-equivalent net interest income of $2.4 million attributable to an improvement in volume was partially offset by a $0.7 million decline in net interest income earned attributable to an unfavorable movement in rates.

The increase in tax-equivalent net interest income of $2.4 million related to volume was primarily the result of higher average loan balances which increased $262.8 million for the three months ended September 30, 2108 as compared to the same period in 2017. The increase in average loan balances was partially offset by decreased average investment balances of $77.4 million and higher average deposit balances which increased $194.3 million over the same periods. The average deposit growth was primarily attributable to the Chattahoochee acquisition in October 2017.

The decrease in tax-equivalent net interest income of $0.7 million related to rate was primarily the result of increased costs on money markets, time deposits, and FHLB advances. These increased costs were partially offset by increased yields on taxable loans and taxable investments.

Our tax-equivalent net interest rate spread decreased slightly to 3.08% for the three months ended September 30, 2018, compared to 3.19% for the three months ended September 30, 2017, and our tax-equivalent net interest margin was 3.26% for the three months ended September 30, 2018, compared to 3.30% for the same period in 2017.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended September 30, 2018 of $0.3 million due to loan growth, compared to $0.5 million for the same period in 2017. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Servicing income, net	$180	$59	$121
Mortgage banking	233	207	26
Gain on sale of SBA loans	257	290	(33)
Gain (loss) on sale of investments, net	—	(24)	24
Equity securities gains	191	138	53
Service charges on deposit accounts	406	436	(30)
Interchange fees, net	276	246	30
Bank owned life insurance	195	208	(13)
Other	227	215	12

Total	$1,965	$1,775	$190

Servicing income increased $0.1 million in the three months ended September 30, 2018 compared to the same period in 2017 as a result of an increased valuation adjustment on loan servicing rights.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Compensation and employee benefits	$5,882	$4,937	$945
Net occupancy	1,128	974	154
Federal deposit insurance	191	140	51
Professional and advisory	413	292	121
Data processing	532	390	142
Marketing and advertising	227	253	(26)
Merger-related expenses	96	116	(20)
Net cost of operation of REO	59	(121)	180
Other	1,013	999	14

Total noninterest expenses	$9,541	$7,980	$1,561

Compensation and employee benefits increased $0.9 million, or 19.1%, to $5.9 million for the three months ended September 30, 2018 as compared to $4.9 million for the same period in 2017. This additional expense is related to increases in our number of employees primarily as a result our Chattahoochee acquisition in October 2017, annual raises, employee benefits, incentives and commissions.

The increases in net occupancy and data processing of $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2018 as compared to the same period in 2017, primarily as a result of our Chattahoochee acquisition in October 2017.

Professional and advisory expenses increased $0.1 million for the three months ended September 30, 2018 as compared to the same period in 2017, primarily as the result of engagements related to analyzing and potentially improving banking operations.

The increase in net cost of operation of REO of $0.2 million for the three months ended September 30, 2018 as compared to the same period in 2017 relates primarily to a $0.2 million gain on sale of REO in the third quarter of 2017.

Income Taxes. We recorded $0.9 million of income tax expense for the three months ended September 30, 2018 compared to $1.1 million for the same period in 2017. Income tax expense for the 2018 period benefitted from the newly enacted federal tax rate of 21% compared to a federal tax rate of 35% in 2017. In addition, income tax expense for the three months ending September 30, 2018 and 2017 benefitted from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 19.6% and 31.3%, respectively.

We continue to have unutilized net operating losses for federal and state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017.

General. Net income for the nine months ended September 30, 2018 was $10.2 million, compared to $5.9 million for the same period in 2017 The increase in net income for the nine months ended September 30, 2018 was primarily the result of increases in net interest income and noninterest income of $6.8 million and $0.4 million, respectively, partially offset by an increase in noninterest expense of $3.1 million.

Net Interest Income. Net interest income increased $6.8 million, or 22.7%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in net interest income was primarily due to higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and loans partially offset by increased deposit balances and costs of deposits and borrowings. The tax-equivalent net interest margin increased to 3.38% for the nine months ended September 30, 2018 as compared to 3.32% for the same period in 2017.

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

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,030,421	$36,981	4.80%	$765,810	$26,686	4.66%
Loans, tax exempt(1)	15,947	367	3.08%	15,906	438	3.69%
Investments - taxable	253,129	5,173	2.72%	301,823	5,367	2.37%
Investment tax exempt(1)	84,890	2,344	3.68%	118,008	3,609	4.08%
Interest earning deposits	91,400	1,309	1.91%	58,067	459	1.06%
Other investments, at cost	12,259	544	5.93%	12,491	478	5.12%

Total interest-earning assets	1,488,046	46,718	4.20%	1,272,105	37,037	3.89%

Noninterest-earning assets	127,331			100,321

Total assets	$1,615,377			$1,372,426

Interest-bearing liabilities:
Savings accounts	$52,222	$44	0.11%	$46,835	$39	0.11%
Time deposits	414,802	3,527	1.14%	349,381	2,335	0.89%
Money market accounts	335,722	1,687	0.67%	255,013	704	0.37%
Interest bearing transaction accounts	208,550	282	0.18%	159,377	149	0.12%
Total interest bearing deposits	1,011,296	5,540	0.73%	810,606	3,227	0.53%

FHLB advances	219,178	2,841	1.71%	240,551	1,713	0.95%
Junior subordinated debentures	14,433	421	3.85%	14,433	418	3.87%
Other borrowings	9,113	352	5.16%	3,165	100	4.22%

Total interest-bearing liabilities	1,254,020	9,154	0.98%	1,068,755	5,458	0.68%

Noninterest-bearing deposits	190,902			151,174

Other non interest bearing liabilities	16,719			14,204

Total liabilities	1,461,641			1,234,133
Total equity	153,736			138,293

Total liabilities and equity	$1,615,377			$1,372,426

Tax-equivalent net interest income		$37,564			$31,579

Net interest-earning assets(2)	$234,026			$203,350

Average interest-earning assets to interest-bearing liabilities	118.66%			119.03%

Tax-equivalent net interest rate spread(3)			3.22%			3.21%
Tax-equivalent net interest margin(4)			3.38%			3.32%

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
70

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

	For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale(1)	$9,475	$820	$10,295
Loans, tax exempt(2)	1	(72)	(71)
Investment - taxable	(931)	737	(194)
Investments - tax exempt(2)	(939)	(325)	(1,264)
Interest-earning deposits	352	498	850
Other investments, at cost	(9)	74	65

Total interest-earning assets	7,949	1,732	9,681

Interest-bearing liabilities:
Savings accounts	$5	$—	$5
Time deposits	486	706	1,192
Money market accounts	274	709	983
Interest bearing transaction accounts	55	78	133
FHLB advances	(161)	1,287	1,126
Junior subordinated debentures	—	—	—
Other borrowings	227	30	257

Total interest-bearing liabilities	$886	$2,810	$3,696

Change in tax-equivalent net interest income	$7,063	(1,078)	5,985

Net interest income before provision for loan losses increased to $37.0 million for the nine months ended September 30, 2018, compared to $30.2 million for the same period in 2017. As indicated in the table above, the increase in tax-equivalent net interest income of $7.1 million attributable to an improvement in volume and was partially offset by a $1.1 million decline in net interest income earned attributable to an unfavorable movement in rates.

The increase in tax-equivalent net interest income of $7.1 million related to volume was primarily the result of higher average loan and deposit balances which increased $264.7 million and $33.3 million, respectively, and reduced average FHLB advance balances, which declined $21.3 million, for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase in average loan balances and decline in average FHLB advances was partially offset by decreased average investment balances of $81.8 million, increased average interest bearing deposit balances of $200.7 million, and increases in other borrowings of $6.0 million over the same periods. The average deposit growth was primarily attributable to the Chattahoochee acquisition in October 2017.

The decrease in tax-equivalent net interest income of $1.1 million related to rate was primarily the result of lower yields on tax-exempt investment securities and increased costs on money markets, time deposits, and FHLB advances. These unfavorable rate movements were partially offset by increased yields on taxable loans, taxable investments and deposits.

Our tax-equivalent net interest rate spread increased slightly to 3.22% for the nine months ended September 30, 2018 compared to 3.21% for the nine months ended September 30, 2017. Our tax-equivalent net interest margin increased to 3.38% for the nine months ended September 30, 2018, compared to 3.32% for the same period in 2017.

Provision for Loan Losses. We recorded a provision for loan losses for the nine months ended September 30, 2018 of $1.1 million due to loan growth compared to $1.2 million for the same period in 2017. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the nine month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Servicing income, net	$313	$312	$1
Mortgage banking	755	771	(16)
Gain on sale of SBA loans	547	436	111
Gain (loss) on sale of investments, net	(520)	19	(539)
Equity securities gains	183	445	(262)
Other than temporary impairment on AFS	—	(700)	700
Service charges on deposit accounts	1,242	1,239	3
Interchange fees, net	795	655	140
Bank owned life insurance	589	603	(14)
Other	775	527	248

Total	$4,679	$4,307	$372

Gains on sales of SBA loans increased $0.1 million as a result of increased volume. We continue to focus on our SBA lending and hired a Director of SBA Lending in January 2018 to lead and enhance our efforts.

Loss on sale of investments for the nine months ended September 30, 2018 compared to gains in the same period in 2017 relate to losses of $0.9 million from an available-for-sale investment portfolio restructure which was partially offset by gain on sale of $0.4 million of Visa Class B shares held with a zero cost basis.

Equity securities gains declined $0.3 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to declines in market valuation.

Other than temporary impairment on AFS securities for the nine months ended September 30, 2017 relates to the full impairment of our investment in subordinated debt issued by the holding company of a bank that subsequently failed.

Interchange fees increased $0.1 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily as of the Chattahoochee acquisition in October 2017.

Other noninterest income increased $0.2 million for the three months ended September 30, 2018, compared to the same period in 2017, as a result of SBIC earnings.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(Dollars in thousands)
Compensation and employee benefits	$17,151	$14,859	$2,292
Net occupancy	3,342	2,851	491
Federal deposit insurance	618	379	239
Professional and advisory	1,023	929	94
Data processing	1,607	1,215	392
Marketing and advertising	671	727	(56)
Merger-related expenses	564	972	(408)
Net cost of operation of REO	202	94	108
Other	2,925	2,947	(22)

Total noninterest expenses	$28,103	$24,973	$3,130

Compensation and employee benefits increased $2.3 million, or 15.4%, for the nine months ended September 30, 2018 as compared to the same period in 2017. This additional expense is related to increases in our number of employees primarily as a result our Chattahoochee acquisition in October 2017, annual raises, employee benefits, incentives and commissions.

The increases in net occupancy and data processing of $0.5 million and $0.7 million, respectively, for the nine months ended September 30, 2018, as compared to the same period in 2017 primarily as a result of our Chattahoochee acquisition in October 2017.

Federal deposit insurance increased $0.2 million for the nine months ended September 30, 2018, as compared to 2017, due to a reduction in premium credits based on a decline in certain regulatory ratios as a result of acquisition activity.

Net cost of operation of REO increased $0.1 million for the nine months ended September 30, 2018, as compared to 2017, primarily as the result of $0.2 million gain on sale of REO partially offset by a $0.1 million REO write-down.

Income Taxes. We recorded $2.3 million of income tax expense for the nine months ended September 30, 2018, compared to $2.5 million for the same period in 2017. Income tax expense for the 2018 period benefitted from the newly enacted federal tax rate of 21% compared to a federal tax rate of 35% in 2017. In addition, income tax expense for the nine months ending September 30, 2018 and 2017 benefitted from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 18.6% and 29.6%, respectively.

We continue to have unutilized net operating losses for federal and state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee (“ALCO”), under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and FRB interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At September 30, 2018, cash and cash equivalents totaled $117.3 million. Included in this total was $91.0 million held at the FRB and $2.1 million held at the FHLB in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this Form 10-Q. The following summarizes the most significant sources and uses of liquidity during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(36,982)	$(35,718)
Proceeds from loans originated for sale	38,159	36,548

Investing activities:
Purchases of investments	$(107,204)	$(127,989)
Maturities and principal repayments of investments	32,832	35,009
Sales of investments	54,174	92,316
Net increase in loans	(62,647)	(71,578)
Net cash received in branch acquisition	—	146,750
Proceeds from sale of real estate owned	410	1,475
Purchase of fixed assets	(3,551)	(594)
Purchase of SBIC Holdings, at cost	(118)	(1,435)
Redemption of other investments, at cost	425	3,053

Financing activities:
Net increase in deposits	$92,614	$19,384
Net increase in other borrowings	773	5,863
Proceeds from FHLB advances	255,500	808,501
Repayment of FHLB advances	(265,500)	(873,501)

At September 30, 2018, we had $31.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $174.6 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of September 30, 2018.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window, and a revolving credit line with NexBank SSB. The following summarizes our borrowing capacity as of September 30, 2018:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity
FHLB	$258,541	$213,500	$45,041
Unpledged Marketable Securities	30,360	—	30,360
Fed funds lines	15,000	—	15,000
FRB	46,757	—	46,757
NexBank	15,000	5,000	10,000
	$365,658	$218,500	$147,158

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

The tables below summarize capital ratios and related information in accordance with the Basel III rules as measured at September 30, 2018 and December 31, 2017.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Tier 1 Leverage Capital	$147,947	9.14%	$64,749	>4%	$80,936	>5%
Common Equity Tier 1 Capital	$147,947	12.63%	$74,703	>6.375%	$76,168	>6.5%
Tier 1 Risk-based Capital	$147,947	12.63%	$92,780	>7.875%	$93,745	>8%
Total Risk-based Capital	$159,794	13.64%	$115,716	>9.875%	$117,181	>10%

As of December 31, 2017:
Tier 1 Leverage Capital	$136,280	8.79%	$61,994	>4%	$77,492	>5%
Common Equity Tier 1 Capital	$136,280	11.92%	$65,729	>5.75%	$74,303	>6.5%
Tier 1 Risk-based Capital	$136,280	11.92%	$82,876	>7.25%	$91,450	>8%
Total Risk-based Capital	$147,266	12.88%	$105,739	>9.25%	$114,312	>10%

(1)	As of September 30, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.
76

The following table summarizes the required and actual capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes(1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Tier I Leverage Capital	$147,195	9.09%	$64,789	>4%
Common Equity Tier 1 Capital	$132,762	11.32%	$74,779	>6.375%
Tier I Risk-based Capital	$147,195	12.55%	$92,374	>7.875%
Total Risk Based Capital	$159,042	13.56%	$115,834	>9.875%

As of December 31, 2017:
Tier I Leverage Capital	$134,470	8.68%	$61,967	>4%
Common Equity Tier 1 Capital	$120,861	10.57%	$65,775	>5.75%
Tier I Risk-based Capital	$134,470	11.76%	$82,934	>7.25%
Total Risk Based Capital	$145,457	12.72%	$105,812	>9.25%

(1)	As of September 30, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.
77

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

78

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

	September 30, 2018		December 31, 2017
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(1.9)	(2.1)	(3.5)	(1.7)
+300	(1.2)	(1.6)	(2.3)	(1.5)
+200	(0.7)	(1.2)	(1.2)	(1.5)
+100	(0.2)	(1.4)	(0.4)	(1.4)
—	—	—	—	—
-100	(2.2)	4.8	(3.2)	3.6

The results from the rate shock analysis on NII are consistent with having a slightly liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liabilities will increase at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 0.7% decrease in NII as of September 30, 2018 as compared to a 1.2% decrease in NII as of December 31, 2017, suggesting that there is no benefit for the Company to net interest income in rising interest rates. The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased slightly from December 31, 2017 to September 30, 2018. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 1.2% decrease in EVE as of September 30, 2018 as compared to a 1.5% decrease in EVE as of December 31, 2017.

79

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2018, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

80

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended September 30, 2018.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2017 Form 10-K as filed with the SEC on March 16, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

81

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.
82

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018	Entegra Financial Corp.

	By:	/s/ David A. Bright
Name: David A. Bright
Title: Chief Financial Officer
(Authorized Officer)

83

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

* This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of the Exchange Act.
84