Form 10-K
period 2018-12-31
Entegra Financial Corp.
filed 2019-03-14
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically r every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $201.9 million. On March 9, 2019, 6,920,143 shares of the registrant’s common stock (no par value), were issued and outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in 2019 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report” or this “Form 10-K”), including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of Entegra Financial Corp. (the “Company”). Forward-looking statements speak only as of the date they are made, are based on many assumptions and estimates and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation:

•	The proposed merger with SmartFinancial, Inc. (“SmartFinancial”) may distract the management of the Company from its other responsibilities;
•	We may not be able to implement aspects of our growth strategy;
•	Failure to complete the merger with SmartFinancial could negatively impact our stock prices, future business and financial results;
•	The Company will be subject to business uncertainties and contractual restrictions while the merger is pending;
•	Future expansion involves risks;
•	New bank office facilities and other facilities may not be profitable;
•	Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition;
•	The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand;
•	We may not be able to utilize all of our deferred tax asset;
•	Our ability to realize our deferred tax asset and deduct certain future losses could be limited if we experience an ownership change as defined in the Internal Revenue Code of 1986 (the “Code”);
•	We may need additional access to capital, which we may be unable to obtain on attractive terms or at all;
•	Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected;
•	Our commercial real estate loans generally carry greater credit risk than one-to-four family residential mortgage loans;
•	Our concentration of construction financing may expose us to a greater risk of loss and impair our earnings and profitability;
•	Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value;
•	Our level of home equity loans and lines of credit lending may expose us to increased credit risk;
•	We continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values;
•	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect business, results of operations, financial condition and the value of our common stock;
•	Concentration of collateral in our primary market area may increase the risk of increased non-performing assets;
•	Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings;
•	We rely on the mortgage secondary market for some of our liquidity;
•	Future changes in interest rates could reduce our profits;
1

•	Strong competition within our market areas may limit our growth and profitability;
•	We may not be able to compete with larger competitors for larger customers because our lending limits are lower than our competitors;
•	We depend on our executive management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services;
•	The fair value of our investments could decline;
•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows;
•	Changes in accounting standards could affect reported earnings;
•	We are subject to environmental liability risk associated with our lending activities;
•	A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses;
•	We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained;
•	Our stock-based benefit plan will increase our costs, which will reduce our income;
•	Negative public opinion surrounding the Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings;
•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;
•	We are subject to extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action;
•	Financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations;
•	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	As a regulated entity, we and the Bank must maintain certain required levels of regulatory capital that may limit our and the Bank’s operations and potential growth;
•	Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;
•	The Federal Reserve may require the Company to commit capital resources to support the Bank;
•	Our stock price may be volatile, which could result in losses to our shareholders and litigation against us;
•	The trading volume in our common stock is lower than that of other larger companies; future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline;
•	There may be future sales of our common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock;
•	The implementation of stock-based benefit plans may dilute your ownership interest; and
•	We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in the event of liquidation, which could negatively affect the value of our common stock.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Entegra Bank is a North Carolina state-chartered commercial bank founded in 1922. Our business consists primarily of accepting deposits from individuals and small businesses and investing those deposits, together with funds generated from operations and borrowings, primarily in loans secured by real estate, including commercial real estate loans, one-to-four family residential mortgage loans, construction and development loans, and home equity loans and lines of credit. We also originate commercial business loans and invest in investment securities. Through our mortgage loan production operations we originate loans for sale in the secondary markets to Fannie Mae and others, generally retaining the servicing rights in order to generate servicing income, supplement our core deposits with escrow deposits and maintain relationships with local borrowers. We offer a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts.

The Bank has one wholly-owned subsidiary, Entegra Services, Inc., which holds investment securities.

Market Area

The Bank was organized as a mutual savings and loan association, or “thrift,” for the primary purpose of promoting home ownership through mortgage lending, financed by locally gathered deposits. Surviving the Great Depression of the 1930s, we remained a single-office bank until we opened a second office in downtown Murphy, North Carolina in 1981. Between 1993 and 2002, we added eight more branches in North Carolina, including a second office in Franklin, one in each of Highlands, Brevard, Sylva, Cashiers and Arden, and two in Hendersonville. In 2007, we opened two more branches in Columbus and Saluda, North Carolina. During 2015, we opened a branch in Greenville, South Carolina and acquired two branches in Anderson and Chesnee, South Carolina. In 2016, we acquired a branch and a loan production office in Waynesville and Asheville, North Carolina, respectively, and opened a loan production office in Clemson, South Carolina. In February 2017, we acquired two branches in Jasper, Georgia and in October 2017 acquired a branch and loan production office in Gainesville and Duluth, Georgia, respectively. In August 2018, we purchased a building in Asheville, NC, that will open as a full-service retail branch in the first quarter of 2019.

As of December 31, 2018, we had 18 branches and two loan production offices located throughout the western North Carolina counties of Buncombe, Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania, the Upstate South Carolina counties of Anderson, Greenville, Pickens, and Spartanburg, and the northern Georgia counties of Gwinnett, Hall and Pickens, which we consider our primary market area. We also regularly extend loans to customers located in neighboring counties, including Clay, Rutherford and Swain in North Carolina; Fannin, Rabun, Towns and Union in Georgia; and Cherokee and Oconee in South Carolina, which we consider our secondary market area.

The primary economic drivers of our primary market area in North Carolina are tourism and a vacation and retirement home industry. This area has numerous small- to mid-sized businesses, which are our primary business customers. These businesses include agricultural producers, artisans and specialty craft manufacturers, small industrial manufacturers, and a variety of service oriented industries. The largest employers in Macon County include Drake Software, a national tax software provider, based in Franklin, North Carolina.

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

Unemployment data is one of the most significant indicators of the economic health in our market areas and is monitored by management on a regular basis. As reflected in the table below, the unemployment rate in each of the counties in our primary market area was elevated subsequent to the Great Recession, but have significantly improved since 2014.

	Unemployment Rate (1)
	December 31,
County	2018	2017	2016	2015	2014
North Carolina:
Macon	3.8%	4.4%	5.1%	5.6%	7.3%
Henderson	3.3	3.8	4.1	4.0	4.9
Haywood	3.4	3.9	4.5	4.7	5.0
Jackson	4.1	4.6	5.1	4.7	5.8
Polk	3.8	4.2	4.4	4.0	4.6
Transylvania	3.8	4.4	4.9	5.6	6.6
Cherokee	4.5	5.4	5.4	7.2	9.0
Buncombe	3.0	3.4	3.8	3.9	4.0

South Carolina:
Anderson	3.0	3.9	3.7	4.6	5.8
Greenville	2.8	3.6	3.5	4.3	5.2
Spartanburg	2.9	3.9	3.8	4.9	6.0

Georgia:
Gwinnett	3.3	3.8	4.6	4.7	5.2
Hall	2.9	3.5	4.2	4.4	4.9
Pickens	3.2	3.9	4.7	4.8	5.5

(1) - Unemployment rate per the United States Department of Labor

Competition

The banking business is highly competitive. We have significant competition in our primary and secondary market areas. We compete with commercial banks, savings institutions, finance companies, credit unions and other financial services companies. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not. However, we believe that our long-time presence in our primary market area and focus on superior service distinguish us from our competitors, many of whom operate under different names or are under different leadership as a consequence of the effects of the Great Recession and a series of mergers and acquisitions.

Market Share

As of June 30, 2018, the most recent date for which market data is available, total deposits in the Bank’s North Carolina primary market area, Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania counties, were over $5.7 billion. At June 30, 2018, our deposits represented 14.4% of the market, ranking us second in deposit market share within our North Carolina primary market area.

As of June 30, 2018, total deposits in the Bank’s South Carolina primary market area, Anderson, Greenville, and Spartanburg counties, were over $19.6 billion. As of June 30, 2018, our $87.2 million of deposits held at South Carolina branches represented less than 0.50% of total deposits in this market.

As of June 30, 2018, total deposits in the Bank’s northern Georgia primary market area of Hall and Pickens counties, were over $4.5 billion. At June 30, 2018, our deposits represented 6.79% of the market, ranking us seventh in deposit market share within our northern Georgia primary market area.

Employees

At December 31, 2018, we had a total of 282 employees, of which 269 were full-time and 13 were part-time, all of whom were compensated by the Bank. None of our employees are represented by a collective bargaining unit, and we have not recently experienced any type of strike or labor dispute. We consider our relationship with our employees to be good.

Lending Activities

Our primary lending activities are the origination of commercial real estate loans, one-to-four family residential mortgage loans, other construction and land loans, commercial business loans and home equity loans and lines of credit. Our largest category of loans is commercial real estate followed by one-to-four family, and other construction and land loans. At December 31, 2018, our top 25 relationships represented a lending exposure of $208.7 million, or 19.4% of our loan portfolio, with the largest single relationship totaling $18.0 million. These loans are primarily commercial, construction and land development loans and are collateralized by real estate.

Commercial Real Estate Loans. At December 31, 2018, $498.1 million, or 46.2%, of our loan portfolio consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily comprise business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

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

One-to–Four Family Residential Mortgage Loans. At December 31, 2018, $325.6 million, or 30.2%, of our loan portfolio consisted of one-to-four family residential mortgage loans. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities generally up to 30 years. We generally sell 30-year fixed rate loans in the secondary market.

Our one-to-four family residential mortgage loans originated for sale are underwritten according to Fannie Mae underwriting guidelines. We refer to loans that conform to such guidelines as “conforming loans.” We originate both fixed and adjustable rate mortgage loans in amounts up to $424,000, the maximum conforming loan limit as established by the Office of Federal Housing Enterprise Oversight. Loans in excess of the maximum conforming loan limit (referred to as “jumbo loans”) may be originated for retention in our loan portfolio. We generally underwrite jumbo loans in the same manner as conforming loans.

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

Home Equity Loans and Lines of Credit. At December 31, 2018, $48.7 million, or 4.5%, of our loan portfolio, consisted of home equity loans and lines of credit. In addition to traditional one-to-four family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit are currently originated with fixed or adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences is 70% when combined with the principal balance of the existing mortgage loan. We require appraisals or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a deed of trust to perfect our security interest in the underlying collateral.

Commercial Loans. At December 31, 2018, $54.4 million, or 5.1%, of our loan portfolio, consisted of commercial loans. We make various types of secured and unsecured commercial loans to customers in our market areas in order to provide customers with working capital and for other general business purposes. The terms of these loans generally range from less than one year to a maximum of 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index. We seek to originate loans to small- to medium-sized businesses with principal balances between $150,000 and $750,000; however, we also originate government-guaranteed Small Business Administration, or SBA, loans with higher balances with the intent of selling the guaranteed portion into the secondary market. From time to time, we also purchase the guaranteed portion of SBA loans in the secondary market to supplement our commercial loan originations.

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

One-to-Four Family Residential Construction, Other Construction and Land, and Consumer Loans. At December 31, 2018, $39.5 million, or 3.7%, of our loan portfolio consisted of one-to-four family residential construction loans. Other construction and land loans comprised $104.6 million, or 9.7%, of our loan portfolio. Consumer loans totaled $6.8 million, or 0.6%, of our loan portfolio, and included automobile and other consumer loans. We make construction loans to owner-occupiers of residential properties, and to businesses for commercial properties. In the past, we made loans to developers for speculative residential construction; however, following the recession we have limited our speculative construction lending. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to an 80% loan-to-value ratio based on the appraised value upon completion. Repayment of construction loans on non-residential properties is normally attributable to rental income, income from the borrower’s operating entity or the sale of the property. Repayment of loans on income-producing property is normally scheduled following completion of construction, when permanent financing is obtained. We typically provide permanent mortgage financing on our construction loans for income-producing property. Construction loans are interest-only during the construction period, which typically does not exceed 12 months, and convert to permanent, fully-amortizing financing following the completion of construction.

Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

At December 31, 2018, our largest other construction and land loan had a principal balance of $4.9 million and was secured by a first mortgage on single family residential real estate, as well as additional residential building lots. At December 31, 2018, this loan was performing in accordance with its terms.

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

Historically, we have sold most of our 15-year and longer residential loans to Fannie Mae or non-government purchasers. During the years ended December 31, 2018, 2017, and 2016, we sold $39.0 million, $43.0 million, and $34.5 million, respectively, of conforming residential loans, primarily with terms of 15 years and longer. We sell our loans with the servicing rights retained on residential mortgage loans, and have no immediate plans to change this practice.

At December 31, 2018, we were servicing residential loans owned by third parties with an aggregate principal balance of $246.1 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for performing these servicing activities.

At December 31, 2018, we were servicing SBA loans having a gross loan amount of $40.3 million, of which the unguaranteed portion of $10.1 million has been retained by us and the guaranteed portion of $30.2 million has been sold in the secondary market.

At December 31, 2018, we were servicing commercial loan participations having a gross loan amount of $38.8 million, of which $31.0 million was retained by us and $7.8 million was owned by our co-participants.

From time to time, we have participated in loans originated by other financial institutions that service and remit payments to us. At December 31, 2018, the unpaid balance of these loans was $20.5 million.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the board of directors of the Bank (the “Bank Board”). The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Our policies and loan approval limits are established by the Bank Board. Loans in amounts up to individual loan authority limits set annually by management and the Bank Board can be approved by designated individual officers or officers acting together pursuant to our loan policy. Relationships in excess of these amounts require the approval of the Officers Loan Committee, Executive Loan Committee, or Directors Loan Committee within the authority limits set by the Bank Board. The Bank Board may approve loans up to the internal loans-to-one-borrower policy limit of $16.0 million, which is below the Bank’s regulatory loans-to-one-borrower limit of $24.6 million as of December 31, 2018.

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

Investments

The Bank’s Asset/Liability Management Committee (“ALCO Committee”) is primarily responsible, subject to the ultimate approval of the Bank Board, for implementing our investment policy. The general investment strategies are developed and authorized by the ALCO Committee, which includes several members of the Bank Board. The ALCO Committee is responsible for the execution of specific investment actions by our Chief Financial Officer, Chief Accounting Officer or Chief Executive Officer, for all sales, purchases, or trades executed in the investment portfolio. All our investment transactions are periodically reported to the ALCO Committee. The investment policy is reviewed annually by the ALCO Committee. The overall objectives of our investment policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, to provide additional earnings when loan production is low, and, when appropriate, to reduce our tax liability. The policy dictates that investment decisions give consideration to the safety of principal, liquidity requirements and interest rate risk management.

Our current investment policy permits investments that meet certain quality guidelines in direct U.S. government obligations and securities, U.S. government agencies, municipal securities, mortgage-backed securities, agency and private label collateralized mortgage and loan obligations, corporate issues, certain commercial paper, agency structured notes, trust preferred securities, subordinated debt, and bank owned life insurance. We only hold equity securities in a Rabbi Trust established to generate returns that will fund the cost of certain deferred compensation agreements. In accordance with Accounting Standards Codification (“ASC”) Topic 820-10-35-01 debt securities “available-for-sale” are recorded at fair value on a recurring basis and debt securities “held-to-maturity” are held at amortized cost. Fair value measurement is based upon quoted prices of like or similar securities, if available, and these securities are classified as Level 1 or Level 2. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are classified as Level 3.

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

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our investment and lending activities. Our primary outside borrowing source is the Federal Home Loan Bank of Atlanta (“FHLB”). We have in the past used both brokered deposits and internet generated deposits to fund loan growth and to manage interest rate risk. Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, security repurchase agreements, retained earnings, income on other earning assets and the proceeds of loan sales.

Deposits. We accept deposits primarily from within our primary market area. As noted, we have also used brokered and internet generated deposits as a source of funds. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. Our branch network is well established in our primary market area. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, regular checking accounts, money market accounts and individual retirement accounts.

Interest rates paid, maturity terms, service fees and withdrawal penalties are revised on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

Borrowings. Our borrowings consist of advances from the FHLB and a holding company line of credit with a correspondent bank. At December 31, 2018, FHLB advances totaled $213.5 million, or 14.5% of total liabilities. At December 31, 2018, the Company had unused borrowing capacity with the FHLB of $43.4 million based on collateral pledged at that date. The Company had total additional credit availability with FHLB of $282.0 million as of December 31, 2018 if additional collateral was pledged. Advances from the FHLB are secured by our investment in the common stock of the FHLB, securities in our investment portfolio, and approved loans in our one-to-four family residential and commercial loan portfolios. The Company had drawn $5.0 million on the $15.0 million revolving line of credit as of December 31, 2018. The line of credit is secured by the stock of the Bank.

Recent Development

On January 15, 2019, Entegra announced its entry into an Agreement and Plan of Merger and Reorganization (the “merger agreement”) to merge with and into SmartFinancial, Inc. (“SmartFinancial”) a Tennessee corporation. Under the terms of the merger agreement, each outstanding share of Entegra common stock will be converted into the right to receive 1.215 shares of SmartFinancial common stock. The merger is subject to regulatory and shareholder approvals. For additional information, reference should be made to the text of the merger agreement, filed as an exhibit to the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on January 16, 2019, and to other information regarding SmartFinancial and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

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

Federal law imposes additional restrictions on acquisitions of stock of banks and bank holding companies. Under the BHCA, and the Change in Bank Control Act of 1978, as amended(the “CBCA”), and regulations adopted thereunder and under the BHCA, a person or group acting in concert must give advance notice to the applicable banking regulator before directly or indirectly acquiring “control” of a federally-insured bank or bank holding company. Under applicable federal law, control is conclusively deemed to have been acquired upon the acquisition of 25% or more of any class of voting securities of any federally-insured bank or bank holding company. Both the BHCA and CBCA generally create a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank or bank holding company’s voting securities, and either (i) the bank or bank holding company has a class of outstanding securities that are subject to registration under the Exchange Act, or (ii) no other person will own, control, or have the power to vote a greater percentage of that class of voting securities immediately after the transaction. This presumption can, in certain cases, be rebutted by entering into “passivity commitments” with the Federal Reserve or Federal Deposit Insurance Corporation (“FDIC”), as applicable. Upon receipt of a notice of a change in control, the FDIC or the Federal Reserve, as applicable, may approve or disapprove the acquisition.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC’s deposit insurance fund in the event the depository institution becomes in danger of default or is in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. This policy was codified by the Dodd-Frank Act (as defined below). The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Regulatory Capital Requirements

The federal banking agencies require that banking organizations meet several risk-based capital adequacy requirements. These risk-based capital adequacy requirements are intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the banking organization’s balance sheet as assets and for transactions that are recorded as off-balance sheet items, such as letters of credit and recourse arrangements. In 2013, the federal bank regulatory agencies issued final rules, or the Basel III Capital Rules, establishing a new comprehensive capital framework for banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective on January 1, 2015.

The Basel III Capital Rules require the Bank and, upon completion of this offering, the Company, to comply with four minimum capital standards: a Tier 1 leverage ratio of at least 4.0%; a CET1 to risk-weighted assets of 4.5%; a Tier 1 capital to risk-weighted assets of at least 6.0%; and a total capital to risk-weighted assets of at least 8.0%. CET1 capital is generally comprised of common shareholders’ equity and retained earnings. Tier 1 capital is generally comprised of CET1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is generally comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, or AOCI, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The Basel III Capital Rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in January 2016 and, as of January 2019, is now fully implemented. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.

The Basel III minimum capital ratios as applicable to the Bank and the Company in 2019 after the full phase-in period of the capital conservation buffer are summarized in the table below.

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III Ratio with Capital Conservation Buffer
Total risk based capital (total capital to risk-weighted assets)	8.00%	2.50%	10.50%
Tier 1 risk based capital (tier 1 to risk-weighted assets)	6.00%	2.50%	8.50%
Common equity tier 1 risk based capital (CET1 to risk-weighted assets)	4.50%	2.50%	7.00%
Tier 1 leverage ratio (tier 1 to average assets)	4.00%	—	4.00%

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a banking organization’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules’ risk-weighting requirements that are relevant to the Company and the Bank include:

•	assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;
•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);
•	assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the previous risk-based capital rules;
•	applying a 150% risk weight instead of a 100% risk weight for certain high-volatility commercial real estate, or HVCRE, ADC loans; and
•	applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (increased from 100% under the previous risk-based capital rules).

As of December 31, 2018, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements under the Basel III Capital Rules on a fully phased-in basis.

On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election.

A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	total consolidated assets of less than $10 billion;
•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets;
•	total trading assets and trading liabilities of 5% or less of total consolidated assets;
•	MSAs of 25% or less of CBLR tangible equity; and
•	temporary difference DTAs of 25% or less of CBLR tangible equity.

A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The numerator of the CBLR is referred to as “CBLR tangible equity” and is calculated as the QCBO’s total capital as reported in compliance with Call Report and FR Y-9C instructions, or Reporting Instructions (prior to including non-controlling interests in consolidated subsidiaries) less:

•	Accumulated other comprehensive income (referred to in the industry as AOCI);
•	Intangible assets, calculated in accordance with Reporting Instructions, other than mortgage servicing assets; and
•	Deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity.

As of December 31, 2018, the Bank qualified to elect the community bank leverage ratio framework because it had a CBLR of greater than 9%. The Company will continue to monitor this rulemaking. If and when the rulemaking goes into effect, the Company and the Bank will consider whether it would be possible and advantageous at that time to elect to comply with the community bank leverage ratio framework.

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

Permitted Activities. The BHCA generally prohibits the Company from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

If the Company should elect to become a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory CRA rating. If the Company were to become a financial holding company and the Federal Reserve subsequently determined that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company that the Federal Reserve believes to be appropriate. Furthermore, if the Company became a financial holding company and the Federal Reserve subsequently determined that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) hold non-binding shareholder votes regarding annual executive compensation or executive compensation payable in connection with a merger or similar corporate transaction, (iv) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (v) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

We could remain an “emerging growth company” for up to five years (October 1, 2019), or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Bank Regulation

General. The Bank is a North Carolina state-chartered commercial bank. Its deposits are insured through the FDIC’s deposit insurance fund, and it is subject to supervision and examination by and the regulations and reporting requirements of the Commissioner and the FDIC.

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

Audit Reports. For insured institutions with total assets of $1.0 billion or more, financial statements prepared in accordance with GAAP, management’s certifications signed by the Bank’s chief executive officer and chief financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must be submitted to the banking regulators. For institutions with total assets of more than $3.0 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that the Bank have an independent audit committee, consisting of outside directors only, or that we have an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The Bank’s audit committee consists entirely of independent directors.

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

Branching Authority. Deposit-taking banking offices must be approved by the FDIC and, if such office is established within North Carolina, the Commissioner, which consider a number of factors including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state. Finally, the Company may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

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

Capital Adequacy Requirements Applicable to the Bank. The Bank is required to comply with the capital adequacy standards established under applicable federal laws and regulations. In addition, the FDIC has promulgated risk-based capital and leverage capital guidelines for determining the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. Under the FDIC’s risk-based capital measure, the minimum ratio (total risk-based capital ratio) of a bank’s total capital to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 9.25%. At least half of total capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (tier 1 capital). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, a limited amount of loan loss reserves, and net unrealized holding gains on equity securities (tier 2 capital). At December 31, 2018, the Bank’s total risk-based capital ratio and tier 1 risk-based capital ratio were 13.95% and 12.92%, respectively, each was well above the FDIC’s minimum risk-based capital guidelines.

Under the FDIC’s leverage capital measure, the minimum ratio (the “tier 1 leverage capital ratio”) of tier 1 capital to total assets is 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank’s “tangible leverage ratio” (deducting all intangible assets) and other indicia of capital strength in evaluating proposals for expansion or new activities. At December 31, 2018, the Bank’s tier 1 leverage capital ratio was 9.42%, which was well above the FDIC’s minimum leverage capital guidelines.

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

The new rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0% (unchanged from prior rules); and (iv) a tier 1 leverage ratio of 4.0% for all institutions. The new rules eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The new rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity tier 1 capital and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%; (ii) a tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. At December 31, 2018, all of the Company’s and Bank’s capital ratios were well above the capital guidelines.

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by North Carolina law, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any single borrower outstanding at one time and not fully secured by readily marketable collateral may exceed 15% of the Bank’s capital, as used in the calculation of its risk-based capital ratios, plus those portions of the Bank’s allowance for credit losses, deferred tax assets, and intangible assets that are excluded from the Bank’s capital or the amount permitted for national banks. At December 31, 2018, this limit was $24.6 million. For loans and extensions of credit that are fully secured by readily marketable collateral this limit is increased by an additional 10% of the Bank’s capital or the amount permitted for national banks.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These statutes and regulations impose limits on the amount of loans the Bank may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Company or the Bank, that the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Company or the Bank and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank. Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations enacted by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions in the depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below. See “– Prompt Corrective Action,” below. As of December 31, 2018, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

FHLB System. The FHLB System provides a central credit facility for member institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.20% of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB. At December 31, 2018, the Bank was in compliance with these requirements.

Reserve Requirements. Pursuant to regulations of the Federal Reserve, all insured depository institutions must maintain average daily reserves against their transaction accounts equal to specified percentages of the balances of such accounts. These percentages are subject to adjustment by the Federal Reserve. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve bank, one effect of the reserve requirement is to reduce the amount of the Bank’s interest-earning assets. At December 31, 2018, the Bank met these reserve requirements.

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

As of December 31, 2018, the Bank exceeded all of the applicable regulatory capital ratios to be considered “well capitalized” under the regulatory framework for prompt corrective action.

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

Concentrations in Commercial Real Estate. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a “statement on prudent risk management for commercial real estate lending”. As of December 31, 2017, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending and believes its credit administration to be consistent with the recently published policy statement.

Restrictions on Distributions. A North Carolina chartered commercial bank may not make distributions that reduce its capital below its applicable required capital, i.e., if after making such distribution, the bank would become, or if it already is, “undercapitalized.” In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for its liquidation account.

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

Under North Carolina law, if the Commissioner determines, after notice and hearing, that supervisory control of the Bank is necessary to protect the Bank’s customers, creditors, or the general public, the Commissioner may issue an order taking supervisory control of the Bank.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposed an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax was payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses could, in general, offset no more than 90% of alternative minimum taxable income. The Tax Reform and Jobs Act of 2017 (the “Tax Reform”) repealed the alternative minimum tax since the corporate federal tax rate was reduced to 21%. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years or may be refundable. At December 31, 2018, the Company had an alternative minimum tax credit carryforward of approximately $0.3 million.

Net Operating Loss Carryovers. Prior to the Tax Reform, generally a financial institution could carry back federal net operating losses to the preceding two taxable years and carry forward to the succeeding 20 taxable years. The newly enacted Tax Reform allows net operating losses generated in 2017 and earlier to offset up to 100% of taxable income. Net operating losses generated in tax years after December 31, 2017, and later can offset up to 80% of taxable income. Generally, the Tax Reform repeals carryback and provides for an unlimited carryforward of net operating losses generated in tax years after 2017. At December 31, 2018, the Company had a $5.9 million net operating loss carryforward for federal income tax purposes and a $15.0 million net operating loss carryforward for North Carolina income tax purposes. See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Net Deferred Tax Assets.”

Corporate Dividends. The Company is able to exclude from its income 100% of the dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

The State of North Carolina imposes an income tax on income measured substantially the same as federally taxable income, except that U.S. government interest is not fully taxable. North Carolina reduced its corporate income tax rate 4.0% for the 2016 tax year, to 3.0% effective January 1, 2017 and in the second quarter of 2017 was reduced to 2.5% effective January 1, 2019. Our state income tax returns have not been audited in the most recent five-year period. Under North Carolina law, we are also subject to an annual franchise tax at a rate of 0.15% of equity. The maximum annual franchise tax payable by the holding company is $150,000. There is no comparable maximum franchise tax for the Bank.

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

Item 1A. Risk Factors

The proposed merger may distract management of the Company from its other responsibilities. As described in our Current Report on Form 8-K filed with the SEC on January 16, 2019, we entered into a definitive agreement and plan of merger with SmartFinancial, which, subject to regulatory approvals and shareholder approvals and various other conditions, would result in the Company being merged with and into SmartFinancial. Our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the SmartFinancial merger. The pending merger thus could cause the Company’s management to focus its time and energies on matters related to the merger that otherwise would be directed to the business and operations of the Company. In addition, in connection with the SmartFinancial merger, we have incurred and will continue to incur expenses, which may be significant. Our business, our operating and financial results and our common stock’s trading price may be materially adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the SmartFinancial merger.

We may not be able to implement aspects of our growth strategy. Our growth strategy contemplates the future expansion of our business and operations both organically and by selective business combinations, acquisitions of banks and the establishment of banking offices within our market areas and other contiguous markets in the Southeast region of the United States. Implementing these aspects of our growth strategy depends, in part, on our ability to successfully identify strategic partners and acquisition opportunities and that will complement our operating philosophy and to successfully integrate their operations, as well as generate loans and deposits of acceptable risk and expense. To successfully partner with, acquire or establish banks or banking offices, we must be able to correctly identify profitable or growing markets, as well as attract the necessary relationships and high caliber banking personnel to make these new banking offices profitable. An inability to do so could adversely affect our growth. In addition, we may not be able to identify suitable opportunities for further growth and expansion or, if it does, we may not be able to successfully integrate these new operations into its business.

As consolidation of the financial services industry continues, the competition for suitable merger partners and acquisition candidates may further increase. We will compete with other financial services companies for business combination and acquisition opportunities, and many of these competitors have greater financial resources than us and may be able to pay more in a transaction than we are able or willing to pay.

We may not have opportunities to partner with or acquire other financial institutions or acquire or establish any new branches or loan production offices, and we may not be able to negotiate, finance and complete any opportunities available to us.

If we are unable to effectively implement one or more of our growth strategies, our business, results of operations and stock price may be materially and adversely affected.

Failure to complete the merger with SmartFinancial could negatively impact our stock prices, future business and financial results. There can be no assurance that the merger will be completed. If the merger is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor, proxy solicitation and printing fees;
•	matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company;
•	we may experience negative reactions from the financial markets and from customers and employees; and
•	we also could be subject to litigation related to any failure to complete the merger or to proceedings commenced by us against SmartFinancial seeking damages or to compel SmartFinancial to perform its obligations under the merger agreement.

These factors and similar risks could have an adverse effect on our results of operation, business and common stock trading price.

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending. Uncertainty about the merger among our employees and customers may have an adverse effect on the Company. These uncertainties may impair the ability of the Company to attract, retain and motivate strategic personnel until the merger is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships. Experienced employees in the financial services industry are in high demand, and competition for their talents can be intense. Employees of the Company may experience uncertainty about their future role with the combined company. If any key employees of the Company depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business–with or without the merger–could be harmed. Subject to certain exceptions, the Company has agreed to operate its business in the ordinary course, and to comply with certain other operational restrictions, prior to the effective time of the merger.

Future expansion involves risks. Our business combinations with or acquisition of other financial institutions or parts of those institutions, or the establishment of de novo branch offices and loan production offices, involves a number of risks, including the risk that:

•	we may incur substantial costs in identifying and evaluating potential merger or acquisitions partners, or in evaluating new markets, hiring experienced local managers, and opening new offices;

•	estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;

•	the institutions we acquire may have distressed assets and we may be unable to realize the value we predict from those assets or that we will make sufficient provisions or have sufficient capital for future losses;

•	we may be required to take write-downs or write-offs, restructuring and impairment, or other charges related to the institutions we acquire that could have a significant negative effect on our financial condition and results of operations;

•	there may be substantial lag-time between completing an acquisition or opening a new office and generating sufficient assets and deposits to support costs of the expansion;

•	we may not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our results of operations or result in dilution to our existing shareholders;

•	our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses may be diverted from our existing business and we may not be able to successfully integrate such operations and personnel;

•	if we experience problems with system conversions, financial losses could be sustained from transactions processed incorrectly or not at all;

•	we may not be able to obtain regulatory approval for an acquisition;

•	we may enter new markets where we lack local experience or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

•	we may introduce new products and services we are not equipped to manage or that introduce new risks to our operations, or that otherwise result in adverse effects on our results of operations;

•	we may incur intangible assets in connection with an acquisition, or the intangible assets we incur may become impaired, which results in adverse short-term effects on our results of operations;

•	we may assume liabilities in connection with an acquisition, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, financial condition and stock price; or

•	we may lose key employees and customers.

We may not be able to successfully integrate any banking offices that we acquire into our operations or retain the customers of those offices. If any of these risks occur in connection with our expansion efforts, it may have a material and adverse effect on our results of operations and financial condition.

New bank office facilities and other facilities may not be profitable. We may not be able to organically expand into new markets that are profitable for our franchise. The costs to start up bank branches and loan production offices in new markets, other than through acquisitions, and the additional costs to operate these facilities would increase our noninterest expense and may decrease our earnings. It may be difficult to adequately and profitably manage our growth through the establishment of bank branches or loan production offices in new markets. In addition, we may not be able to successfully attract enough new business in such new markets to offset the expenses of their operation. If we are not able to do so, our earnings and stock price may be negatively impacted.

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

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand. Our growth strategy contemplates that we may expand our business and operations to other contiguous markets in the Southeast region of the United States through organic growth and selective business combinations and acquisitions. We intend to primarily target market areas that we believe possess attractive demographic, economic or competitive characteristics. To expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. Competition for qualified personnel in the markets in which we may expand may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist it in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or be unable to do so at a reasonable cost. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, results of operations and stock price.

We may not be able to utilize all of our deferred tax asset. As of December 31, 2018, we had a net deferred tax asset of $7.6 million. Our ability to use our deferred tax asset is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is adjusted accordingly.

We may need additional access to capital, which we may be unable to obtain on attractive terms or at all. We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. In addition, we may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to it, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, mergers and acquisitions could be materially impaired and our stock price negatively affected.

Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected. We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to our expenses and represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $12.0 million at December 31, 2018, as compared to $10.9 million as of December 31, 2017. Although we believe that the allowance for loan and lease losses is adequate, the allowance may not prove sufficient to cover future losses. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, which have been elevated in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies review our allowance for loan losses during their periodic examinations, and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. Any such increases may have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

Our commercial real estate loans generally carry greater credit risk than one-to-four family residential mortgage loans. At December 31, 2018, we had commercial real estate loans of $498.1 million, or 46.2% of total loans. In general, these loans are collateralized by general business assets including, among other things, accounts receivable, promissory notes, inventory and equipment and most are backed by a personal guaranty of the borrower or principal. These types of loans generally have higher risk-adjusted returns and shorter maturities than one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans can be negatively impacted by adverse conditions in the real estate market or the local economy. If loans that are collateralized by commercial real estate become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. While we seek to minimize these risks in a variety of ways, these measures may not protect against credit-related losses.

Our concentration of construction financing may expose us to a greater risk of loss and impair our earnings and profitability. At December 31, 2018, we had other construction and land loans of $104.6 million, or 9.7% of total loans, and one-to-four family residential construction loans of $39.5 million, or 3.7% of total loans, to finance construction and land development. These loans are dependent on the successful completion of the projects they finance.

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be [required] to advance funds beyond the amount originally committed in order for the borrower to complete the project. If the estimate of the value of the project proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment of the loan. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, these practices may not safeguard against material delinquencies and losses to our operations.

Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We offer different types of commercial loans to a variety of small- to medium-sized businesses, and intend to increase our commercial business loan portfolio in the future. As of December 31, 2018, our commercial business loans totaled $54.4 million, or 5.1% of our total loan portfolio. The types of commercial loans offered are business lines of credit and term equipment financing. Our commercial business loans are primarily underwritten based on the cash flow of the borrowers and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use.

Our level of home equity loans and lines of credit lending may expose us to increased credit risk. At December 31, 2018, we had home equity loans and lines of credit of $48.7 million, or 4.5% of total loans. Home equity loans and lines of credit typically involve a greater degree of risk than one-to-four family residential mortgage loans. Equity line lending allows a customer to access an amount up to his or her line of credit limit for the term specified in their agreement. At the expiration of the term of an equity line, a customer may have the entire principal balance outstanding as opposed to a one-to-four family residential mortgage loan where the principal is disbursed entirely at closing and amortizes throughout the term of the loan. We cannot predict when and to what extent our customers will access their equity lines. While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, these measures may not protect against credit-related losses.

We continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values. We foreclose on and take title to real estate serving as collateral for many of our loans as part of our business. Real estate owned by us and not used in the ordinary course of our operations is referred to as “real estate owned” or “REO.” At December 31, 2018, we had REO with an aggregate book value of $2.5 million. We obtain appraisals prior to taking title to real estate and periodically thereafter. However, in the event of deterioration in real estate prices in our market areas, such valuations may not reflect the amount which may be paid by a willing purchaser in an arms-length transaction at the time of the final sale. Moreover, we cannot assure investors that the losses associated with REO will not exceed the estimated amounts, which would adversely affect future results of our operations.

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

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect business, results of operations, financial condition and the value of our common stock. A significant portion of our loan portfolio is secured by real estate. As of December 31, 2018, 94.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our results of operations, financial condition and the value of our common stock could be adversely affected.

Concentration of collateral in our primary lending market area may increase the risk of increased non-performing assets. Our primary lending market area consists of: western North Carolina counties of Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania; Upstate South Carolina counties of Anderson, Greenville, Pickens and Spartanburg; and northern Georgia counties of Hall and Pickens. At December 31, 2018, approximately $775.8 million, or 72.1%, of our loans were secured by real estate located within our primary area. A decline in real estate values in our primary lending market area would lower the value of the collateral securing loans on properties in this area, and may increase our level of non-performing assets.

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

We rely on the secondary mortgage market for some of our liquidity. In 2018, we sold 36.0% of the mortgage loans we originated in the secondary markets to Fannie Mae and others. We rely on Fannie Mae and others to purchase loans that meet their conforming loan requirements in order to reduce our credit risk and provide funding for additional loans we desire to originate. We cannot provide assurance that these purchasers will not materially limit their purchases of conforming loans due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of Fannie Mae and other agencies. The exact effects of any such reforms are not yet known, but they may limit our ability to sell conforming loans to Fannie Mae and others. If we are unable to continue to sell conforming loans to these agencies, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would adversely affect our results of operations.

Future changes in interest rates could reduce our profits. The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

Timing differences that can result from our interest-earning assets not repricing at the same time as our interest-bearing liabilities can negatively impact our net interest income. In addition, the amount of change in interest-earning assets and interest-bearing liabilities can also vary and present a risk to the amount of net interest margin earned. We generally employ market indexes when making portfolio loans in order to reduce the interest rate risk in our loan portfolio. Those indexes may not move in tandem with changes in rates of our funding sources, depending on market demand. As part of our achieving a balanced earning asset portfolio and earning acceptable yields, we also invest in longer term fixed rate municipal securities and in securities which have issuer callable features. These securities could reduce our net interest income or lengthen the average life during periods of high interest rate volatility. We also employ forecasting models to measure and manage the risk within stated policy guidelines. Notwithstanding these tools and practices, we may not be able to reprice our assets commensurately to interest rate changes in our funding sources, particularly during periods of high interest rate volatility. The difference in the timing of repricing our assets and liabilities may result in a decline in our earnings.

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

We may not be able to compete with larger competitors for larger customers because our lending limits are lower than our competitors. Our legal lending limit is significantly less than the limits for many of our competitors, and this may hinder our ability to establish relationships with larger businesses in our primary service area. Based on the capitalization of the Bank, our legal lending limit was approximately $24.6 million as of December 31, 2018. This legal lending limit will increase or decrease as the Bank’s capital increases or decreases, respectively, as a result of our earnings or losses, among other reasons. Based on our current legal lending limit, we may need to sell participations in our loans to other financial institutions in order to meet the lending needs of our customers requiring extensions of credit above these limits. However, our ability to accommodate larger loans by selling participations in those loans to other financial institutions may not be successful.

We depend on our executive management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services. We are dependent upon the services of our executive management team. Our strategy and operations are directed by the executive management team. Any loss of the services of our President and Chief Executive Officer or other members of our management team could impact our ability to implement our business strategy, and have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock.

The fair value of our investments could decline. As of December 31, 2018, all of our investment portfolio was designated as available-for-sale. Unrealized gains and losses in the estimated value of the available-for-sale portfolio must be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. The fair value of our investment portfolio may decline, causing a corresponding decline in shareholders’ equity.

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

Changes in accounting standards could affect reported earnings. The accounting standard setters, including the PCAOB, the Financial Accounting Standards Board (the “FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

In the aftermath of the 2008 financial crisis, the FASB decided to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard, or CECL, in June 2016. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new CECL model that will become effective for us for the first interim and annual reporting periods beginning after December 15, 2019. Under the new CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters. Management is currently evaluating the impact of these changes to our financial position and results of operations. The effect of this change in accounting standard on our financial position and results of operations has not been quantified; however, if it results in a material increase in our allowance and future provisions for credit losses, this could have a material adverse effect on our financial condition and results of operations. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses. We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies; the use of the internet and telecommunications technologies to conduct financial transactions; and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks.

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

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, such failures, interruptions or security breaches may occur and, if they do occur, they may not be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

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

Our stock-based benefit plan will increase our costs, which will reduce our income. We have adopted a stock-based benefit plan through which we can award participants shares of our common stock (at no cost to them), options to purchase shares of our common stock and/or other equity-based compensation. Currently, a total of 1,333,922 shares of common stock have been reserved for issuance under the plan. Should our shareholders authorize an increase, in the future we may grant additional shares of common stock and stock options in excess of these amounts if an additional stock-based benefit plan is adopted in the future. The stock options and shares of restricted stock granted under our stock-based benefit plan are expensed by us over their vesting period at the fair market value of the shares on the date they are awarded. Accordingly, further grants made under the plan will increase our costs, which will reduce our net income.

Negative public opinion surrounding the Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings. Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding the Company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

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

Financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations. We operate in a highly regulated environment and are subject to regulation, supervision and examination by a number of governmental regulatory agencies, including the Federal Reserve, the Commissioner and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors, customers and the Deposit Insurance Fund of the FDIC, or the DIF, rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, dividend payments and other aspects of our operations.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank and Wall Street Consumer Protection Act, or Dodd-Frank Act, has created a significant shift in the way financial institutions operate. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or CFPB, to implement consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The Dodd-Frank Act has had and may continue to have a material impact on our operations, particularly through increased regulatory burden and compliance costs. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, became law. Among other things, the EGRRCPA changes certain of the regulatory requirements of the Dodd-Frank Act and includes provisions intended to relieve the regulatory burden on community banks. We cannot currently predict the impact of this legislation on us. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

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

As a regulated entity, we and the Bank must maintain certain required levels of regulatory capital that may limit our and the Bank’s operations and potential growth. We and Bank are subject to various regulatory capital requirements administered by the FDIC and the Federal Reserve, respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements and the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance- sheet commitments as calculated under these regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to adjusted total assets, also known as the leverage ratio. As of December 31, 2018, we exceeded the amounts required to be well-capitalized with respect to all three required capital ratios. As of December 31, 2018, the Bank’s common equity Tier 1, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 12.92%, 9.42%, 12.92% and 13.95%, respectively.

Many factors affect the calculation of our risk-based assets and our ability to maintain the level of capital required to achieve acceptable capital ratios. For example, changes in risk weightings of assets relative to capital and other factors may combine to increase the amount of risk-weighted assets in the Tier 1 risk-based capital ratio and the total risk-based capital ratio. Any increases in our risk-weighted assets will require a corresponding increase in our capital to maintain the applicable ratios. In addition, recognized loan losses in excess of amounts reserved for such losses, loan impairments, impairment losses on securities and other factors will decrease our capital, thereby reducing the level of the applicable ratios.

The federal banking regulators released a proposed rulemaking on November 21, 2018 that could, if enacted, provide certain banks and their holding companies with the option to substitute compliance with a community bank leverage ratio framework in lieu of the existing capital requirements. The Company will continue to monitor this rulemaking. If and when the rulemaking goes into effect, the Company and the Bank will consider whether it would be possible and advantageous at that time to substitute compliance with a community bank leverage ratio framework in lieu of the existing capital requirements. In any case, the prompt corrective action framework would still apply to the Bank. See “Supervision and Regulation—Regulatory Capital Requirements.”

Our failure to remain well-capitalized for bank regulatory purposes, either under the existing capital requirements or under the proposed community bank leverage ratio framework, if applicable, could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends to the Company and the Company’s ability to pay dividends on its common stock, the Company’s ability to make acquisitions and on our and the Company’s business, results of operations and financial condition. Under regulatory rules, if we cease to be a well-capitalized institution for bank regulatory purposes, the interest rates that we pay on deposits and our ability to accept brokered deposits may be restricted.

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

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth. As part of our growth strategy, we may expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses. Generally, we must receive federal regulatory approval before we can acquire an FDIC-insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under CRA) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell banking locations as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we may continue de novo branching as a part of our expansion strategy. De novo branching and acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo banking locations could impact our business plans and restrict our growth.

The Federal Reserve may require the Company to commit capital resources to support the Bank. As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the Bank holding company with engaging in unsafe and unsound practices for failing to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank.

Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing by the Company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the Company’s financial condition, results of operations and/or future prospects.

Our stock price may be volatile, which could result in losses to our shareholders and litigation against us. Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business, which could adversely affect our results of operation and financial condition.

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

There may be future sales of our common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock. We may issue additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate from our corporate headquarters and, as of December 31, 2018, 18 branches and two loan production offices located in our primary market area within western North Carolina, Upstate South Carolina, and northern Georgia. The net book value of our premises, land and equipment was $26.4 million at December 31, 2018. The following table sets forth information with respect to our full-service banking offices and other locations as of December 31, 2018.

Banking Center	Location	Year Established	Owned/ Leased
Franklin Main	50 West Main Street, Franklin, NC	1922	Owned
Murphy	12 Peachtree Street, Murphy, NC	1981	Owned
Franklin Holly Springs Plaza	30 Hyatt Road, Franklin, NC	1993	Owned
Highlands	473 Carolina Way, Highlands, NC	1995	Owned
Sylva	498 East Main Street, Sylva, NC	1999	Owned
Hendersonville—Laurel Park	640 North Main Street, Hendersonville, NC	1996	Owned
Brevard Branch	2260 Asheville Highway, Brevard, NC	1997	Owned
Hendersonville—Eastside	1617 Spartanburg Highway, Hendersonville, NC	1997	Leased
Cashiers Branch	500 U.S. Highway 64, Cashiers, NC	2002	Owned
Columbus Branch	160 W. Mill Street, Columbus, NC	2007	Owned
Saluda	108 East Main Street, Saluda, NC	2007	Leased
Waynesville (1)	2045 S. Main Street, Waynesville, NC	2016	Owned
Greenville	501 Roper Mountain Road, Greenville, SC	2015	Owned
Anderson (2)	602 North Main Street, Anderson, SC	2015	Owned
Chesnee (2)	110 South Alabama Avenue, Chesnee, SC	2015	Owned
Jasper Main (3)	100 Mark Whitfield St, Jasper, GA	2017	Owned
Jasper Ingles (3)	1449 W Church St, Jasper, GA	2017	Leased
Gainesville (4)	643 EE Buter Parkway, Gainesville, GA	2017	Owned
Asheville (5)	1985 Hendersonville Rd, Asheville, NC	2018	Owned

Other offices
Corporate Office and Operations	14 One Center Court, Franklin, NC	2004	Owned
Mortgage Processing Office	3640 East 1st Street, Suite 202, Blue Ridge, GA	2013	Leased
Loan Production Office	133 Thomas Green Blvd., Suite 200, Clemson, SC	2016	Leased

(1) - Acquired on April 1, 2016.

(2) - Acquired on December 11, 2015.

(3) - Acquired on April 1, 2017.

(4) - Acquired on October 1, 2017.

(5) - Acquired on August 20, 2018

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Global Market under the symbol “ENFC.” The common stock was issued at a price of $10.00 per share in connection with the mutual to stock conversion and the initial public offering of our common stock. The common stock commenced trading on the Nasdaq Global Market on October 1, 2014. As of the close of business on March 9, 2019, there were 6,920,143 shares of common stock outstanding held by approximately 1,135 holders of record.

The following table sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Market for the periods indicated.

	High	Low
2018
First quarter	$29.85	$27.20
Second quarter	29.30	27.00
Third quarter	30.25	25.90
Fourth quarter	23.91	19.28

2017
First quarter	$24.10	$20.30
Second quarter	24.25	22.75
Third quarter	25.00	22.20
Fourth quarter	30.55	25.00

The Company did not declare any dividends to its shareholders during the years ended December 31, 2018 or 2017. See Item 1, “Business—Supervision and Regulation,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

	Cumulative Total Return (1)
	10/1/2014 (2)	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Entegra Financial Corp. (ENFC)	$100	$144	$194	$206	$293	$208
NASDAQ Composite Index	100	107	113	122	156	150
KBW NASDAQ Bank Index	100	105	103	130	151	121

(1)	Total return includes reinvestment of dividends.
(2)	Date of initial public offering.
36

The graph and table compare our cumulative total shareholders return on our common stock with the NASDAQ Composite Index and the KBW NASDAQ Bank Index. Returns are calculated on a total return basis, assuming the reinvestment of dividends and assuming that $100 was originally invested on October 1, 2014, the first day our common stock was traded.

On January 28, 2016, we announced the authorization to repurchase up to 327,318 shares of our common stock through January 27, 2017. On February 24, 2017, we announced the extension of the stock repurchase program through February 23, 2018. Approximately 117,568 shares were repurchased under the stock repurchase program through December 31, 2017. The program expired on February 23, 2018 and no additional shares were repurchased under the extended program.

The following table sets forth certain information regarding shares issuable upon exercise of outstanding options and rights under equity compensation plans, and shares remaining available for future issuance under equity compensation plans, in each case as of December 31, 2018.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders			590,171
Stock Options	472,060	$20.14
Restricted Stock Units	112,160	—
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	584,220	$16.27	590,171
37

Item 6. Selected Financial Data

The following tables should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data,” below.

(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Selected Financial Condition Data:
Total assets	$1,636,441	$1,581,449	$1,292,877	$1,031,416	$903,648
Cash and cash equivalents	69,119	109,467	43,294	40,650	58,982
Investment securities - available for sale	359,738	348,958	403,502	284,740	249,144
Loans receivable, net	1,064,084	994,252	735,056	614,611	529,407
Bank owned life insurance	32,886	32,150	31,347	20,858	20,417
Real estate owned	2,493	2,568	4,226	5,369	4,425
Deposits	1,221,240	1,162,177	830,013	716,617	703,117
FHLB advances	213,500	223,500	298,500	153,500	60,000
Junior subordinated debt	14,433	14,433	14,433	14,433	14,433
Total equity	162,872	151,313	133,068	131,469	107,319

Selected Operating Data:
Interest income	$62,614	$50,529	$40,520	$33,144	$32,445
Interest expense	13,289	7,684	6,032	5,723	6,573
Net interest income	49,325	42,845	34,488	27,421	25,872

Provision for loan losses	1,201	1,897	274	(1,500)	33
Net interest income after provision for loan losses	48,124	40,948	34,214	28,921	25,839

Noninterest income	5,990	5,006	7,071	5,139	5,483
Noninterest expense	37,072	35,847	31,414	26,974	23,171
Income before income tax expense (benefit)	17,042	10,107	9,871	7,086	8,151
Income tax expense (benefit)	3,127	7,528	3,495	(16,739)	2,208
Net income	$13,915	$2,579	$6,376	$23,825	$5,943
38

(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.86%	0.18%	0.55%	2.51%	0.71%
Return on average equity (1)	8.98	1.82	4.71	19.78	10.39
Tax equivalent net interest rate spread	3.19	3.28	3.16	2.96	3.19
Tax equivalent net interest margin	3.35	3.39	3.28	3.11	3.32
Efficiency ratio (2)	67.02	74.91	75.60	82.80	73.90
Noninterest expense to average total assets	2.29	2.58	2.76	2.91	2.85
Average interest-earning assets to average interest-bearing liabilities	118.82	119.08	121.77	123.99	115.89
Tangible equity to tangible assets (3)(6)	8.41	7.95	10.08	12.64	11.88
Average equity to average assets	9.55	9.98	11.63	12.71	6.85

Asset Quality Ratios:
Non-performing loans to total loans (4)	0.45%	0.48%	0.81%	1.17%	3.10%
Non-performing assets to total assets (5)	0.45%	0.46%	0.79	1.23	2.35
Allowance for loan losses to non-performing loans	246.76	227.86	154.03	129.96	65.98
Allowance for loan losses to total loans	1.11	1.08	1.25	1.52	2.05
Net charge-offs to average loans	0.01	0.04	0.06	0.02	0.60
Loan loss provision/ net charge-offs	1,177.45	602.22	63.72	(1,351.35)	1.03

Capital Ratios (Bank level only):
Total capital (to risk-weighted assets)	13.95%	12.88%	17.43%	19.34%	21.15%
Tier I capital (to risk-weighted assets)	12.92	11.92	16.33	18.07	19.89
Common Equity Tier 1 capital (to risk-weighted assets)	12.92	11.92	16.33	18.07	N/A
Tier I capital (to average assets)	9.42	8.79	11.06	12.05	11.91

Capital Ratios (Company):
Total capital (to risk-weighted assets)	13.90%	12.72%	17.72%	22.04%	24.50%
Tier I capital (to risk-weighted assets)	12.87	11.76	16.62	20.78	23.24
Common Equity Tier 1 capital (to risk-weighted assets)	11.65	10.57	15.33	19.55	N/A
Tier I capital (to average assets)	9.38	8.68	11.28	13.85	13.94

Per Share Data:
Earnings per share - basic	$2.02	$0.39	$0.98	$3.64	$0.91
Earnings per share - diluted	1.99	0.39	0.98	3.64	0.91
Cash dividends declared	—	—	—	—	—
Book value at end of year	23.54	22.00	20.57	20.08	16.39
Tangible book value at end of year (6)	19.57	17.90	20.10	19.88	16.39

Other Data:
Number of offices	18	18	15	14	11
Full time equivalent employees	283	272	239	213	187

(1) Return on average equity for the year ended December 31, 2014 reflects our actual average equity, and would have been adversely impacted had the $63.7 million in net stock offering proceeds been outstanding for the entire year.

(2)-The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.

(3)-Mortgage servicing rights are included in tangible assets and tangible equity.

(4)-Non-performing loans include non-accruing loans.

(5)-Non-performing assets include non-performing loans and REO.

(6)-Non-GAAP measure, see page 40 for a reconcilation of GAAP to non-GAAP measures.

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

The following presents management’s discussion and analysis of the Company’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Reconciliation of Non-GAAP Financial Measures

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section include financial measures that do not conform to U.S. generally accepted accounting principles, or GAAP and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the accompanying tables discuss financial measures, such as adjusted net interest income, adjusted noninterest expense, adjusted net income, adjusted return on average assets, adjusted return on average equity, and adjusted efficiency ratio, which are non-GAAP measures. We believe that such non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period to period in a meaningful manner. Non-GAAP measures should not be considered as an alternative to any measure of performance as promulgated under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

RECONCILIATION OF NON-GAAP MEASURES

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Adjusted Net Interest Income
Net Interest income (GAAP)	$49,325	$42,845	$34,488	$27,421	$25,872
One-time deferred interest and discounts	—	—	—	—	(1,125)
Adjusted net interest income (Non-GAAP)	$49,325	$42,845	$34,488	$27,421	$24,747

Adjusted Noninterest Expense
Noninterest expense (GAAP)	$37,072	$36,798	$32,189	$27,630	$23,767
FHLB prepayment penalty	—	—	(118)	(1,762)	—
Merger-related expenses	(564)	(3,086)	(2,197)	(329)	—
Adjusted noninterest expense (Non-GAAP)	$36,508	$33,712	$29,874	$25,539	$23,767

Adjusted Net Income (Loss)
Net income (loss) (GAAP)	$13,915	$2,579	$6,376	$23,825	$5,943
One-time deferred interest and discounts	—	—	—	—	(1,125)
Negative provision for loan losses	—	—	—	(1,500)	—
FHLB prepayment penalty	—	—	77	1,762	—
Loss (gain) on sale of investments	429	716	(790)	(403)	(657)
Equity securities (gains) losses	272	(446)	(213)	—	—
Other than temporary impairment of investment securities available for sale	—	492	—	—	76
Merger-related expenses	446	2,006	1,428	329	—
Deferred tax asset revaluation due to new enacted tax rate of 21%	—	4,854	—	—	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	—	—	—	(19,285)	48
Adjusted net income (Non-GAAP)	$15,062	$10,201	$6,878	$4,728	$4,285

Adjusted Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$1.99	$0.39	$0.98	$3.64	$0.91
One-time deferred interest and discounts	—	—	—	—	(0.17)
Negative provision for loan losses	—	—	—	(0.23)	—
FHLB prepayment penalty	—	—	0.01	0.27	—
Loss (gain) on sale of investments	0.06	0.11	(0.13)	(0.06)	(0.10)
Equity securities (gains) losses	0.04	(0.07)	(0.03)	—	—
Other than temporary impairment of investment securities available for sale	—	0.07	—	—	0.01
Merger-related expenses	0.06	0.30	0.22	0.05	—
Deferred tax asset revaluation due to new enacted tax rate of 21%	—	0.73	—	—	—
Adjust actual income tax expense (benefit) to 35% estimated effective tax rate (1)	—	—	—	(2.95)	—
Adjusted earnings per share (Non-GAAP)	$2.15	$1.53	$1.05	$0.72	$0.65

Adjusted Return on Average Assets
Return on Average Assets (GAAP)	0.86%	0.18%	0.55%	2.51%	0.71%
Effect to adjust for one-time deferred interest and discounts	—	—	—	—	(0.13)
Effect to adjust for negative provision for loan losses	—	—	—	(0.16)	—
Effect to adjust for FHLB prepayment penalty	—	—	0.01	0.18	—
Effect to adjust for loss (gain) on sale of investments	0.03	0.05	(0.07)	(0.01)	(0.08)
Effect to adjust for equity securities (gains) losses	0.02	(0.03)	(0.03)	—	—
Effect to adjust for other than temporary impairment of investment securities available for sale	—	0.03	—	—	—
Effect to adjust for merger-related expenses	0.02	0.14	0.12	0.03	0.01
Effect to adjust for deferred tax asset revaluation due to new enacted tax rate of 21%	—	0.35	—	—	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	—	—	—	(2.05)	—
Adjusted Return on Average Assets (Non-GAAP)	0.93%	0.72%	0.58%	0.50%	0.51%

Adjusted Return on Tangible Average Equity (2)
Return on Average Equity (GAAP)	8.98%	1.82%	4.71%	19.78%	10.39%
Effect to adjust for one-time deferred interest and discounts	—	—	—	—	(1.97)
Effect to adjust for negative provision for loan losses	—	—	—	(1.24)	—
Effect to adjust for FHLB prepayment penalty	—	—	0.06	1.46	—
Effect to adjust for loss (gain) on sale of investment securities	0.34	0.50	(0.58)	(0.03)	(0.11)
Effect to adjust for equity securities (gains) losses	0.21	(0.35)	—	—	—
Effect to adjust for other than temporary impairment of investment securities available for sale	—	0.35	—	—	0.01
Effect to adjust for merger-related expenses	0.35	1.41	1.05	0.27	—
Effect to adjust for deferred tax asset revaluation due to new enacted tax rate of 21%	—	3.42	—	—	—
Effect to adjust for actual income tax expense (benefit) to 35% effective tax rate	—	—	—	(16.13)	(0.44)
Effect to goodwill and intangibles	1.96	1.80	0.10	(0.17)	(0.39)
Adjusted Return on Average Equity (Non-GAAP)	11.85%	8.95%	5.34%	3.94%	7.49%

Adjusted Efficiency Ratio
Efficiency ratio (GAAP)	67.02%	74.91%	75.59%	82.84%	73.90%
Effect to adjust for one-time deferred interest and discounts	—	—	—	—	2.71
Effect to adjust for FHLB prepayment penalty	—	—	(0.28)	(5.30)	—
Effect to adjust for loss (gain) on sale of investment securities	(0.97)	(2.25)	2.08	0.86	1.70
Effect to adjust for equity securities (gains) losses	(0.56)	1.45
Effect to adjust for other than temporary impairment of investment securities available for sale	—	(1.56)	—	—	(0.01)
Effect to adjust for merger-related expenses	(0.53)	(5.73)	(5.19)	(0.99)	—
Adjusted Efficiency Ratio (Non-GAAP)	64.96%	66.83%	72.20%	77.41%	78.30%

Tangible Book Value Per Share
Book Value (GAAP)	$162,872	$151,313	$133,068	$131,469	$107,319
Goodwill and intangibles	(27,480)	(28,172)	(3,044)	(1,301)	—
Book Value (Tangible)	135,392	123,141	130,024	130,168	107,319
Outstanding shares	6,917,703	6,879,191	6,467,550	6,546,375	6,546,375
Tangible Book Value Per Share	$19.57	$17.90	$20.10	$19.88	$16.39
41

Overview

We are a bank holding company with assets of $1.64 billion at December 31, 2018. We provide a full range of financial services through 18 full-service banking offices located in the western North Carolina counties of Cherokee, Haywood, Henderson, Jackson, Macon, Polk and Transylvania, the Upstate South Carolina counties of Anderson, Greenville and Spartanburg, and the Northern Georgia counties of Pickens and Hall. We also operate loan production offices in Asheville, North Carolina and Clemson, South Carolina. We provide full service retail and commercial banking products as well as wealth management services through a third party.

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

Building on our acquisition of two South Carolina branches from Arthur State Bank in December, 2015, we completed our first whole bank acquisition in the second quarter of 2016 when we acquired Old Town Bank of Waynesville, North Carolina. In April 2017, we acquired two branches in Jasper, Georgia from another financial institution followed by a whole bank acquisition, Chattahoochee Bank of Georgia in Gainesville, Georgia, in October 2017.

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

Recent Development

On January 15, 2019, Entegra announced its entry into an Agreement and Plan of Merger and Reorganization (the “merger agreement”) to merge with and into SmartFinancial, Inc. (“SmartFinancial”) a Tennessee corporation. Under the terms of the merger agreement, each outstanding share of Entegra common stock will be converted into the right to receive 1.215 shares of SmartFinancial common stock. The merger is subject to regulatory and shareholder approvals. For additional information, reference should be made to the text of the merger agreement, filed as an exhibit to the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on January 16, 2019, and to other information regarding SmartFinancial and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2018, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

Comparison of Financial Condition at December 31, 2018 and 2017

Total assets increased $55.0 million, or 3.5%, to $1.64 billion at December 31, 2018 from $1.58 billion at December 31, 2017. The Company de-leveraged its balance sheet during the fourth quarter of 2018 by approximately $50 million in order to pay off certain higher rate wholesale borrowings.

Loans receivable increased $70.9 million, or 7.1%, to $1.08 billion at December 31, 2018 from $1.00 billion at December 31, 2017. Loan growth continues to be primarily concentrated in commercial real estate and commercial and industrial loans.

Core deposits increased $31.8 million, or 4.2% to $795.3 million at December 31, 2018 from $763.4 million at December 31, 2017. Retail certificates of deposit decreased $7.6 million to $350.0 million at December 31, 2018 from $357.6 million at December 31, 2017. Wholesale deposits increased $34.9 million to $76.0 million at December 31, 2018 from $41.1 million at December 31, 2017. We continue to focus on gathering core deposits, which amounted to 65% of the Company’s deposit portfolio at December 31, 2018.

Total shareholders’ equity increased $11.6 million to $162.9 million at December 31, 2018, compared to $151.3 million at December 31, 2017. This increase was primarily attributable to $13.9 million of net income, offset by a $3.4 million after-tax decline in the market value of investment securities available for sale. Tangible book value per share, a non-GAAP measure, increased $1.67 to $19.57 at December 31, 2018 from $17.90 at December 31, 2017. See page 41 for a reconciliation of our tangible book value per share to the comparable GAAP measure.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $40.3 million to $69.1 million at December 31, 2018 from $109.5 million at December 31, 2017 primarily as a result of investments in available-for-sale securities and paying off higher rate borrowings. We continue to hold adequate levels of liquid and short-term assets.

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

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Real estate loans:
One- to four-family residential	$325,560	30.2%	$304,107	30.1%	$278,437	37.3%	$248,633	39.7%	$227,209	41.8%
Commercial	498,106	46.2	453,725	45.0	292,879	39.2	214,413	34.2	179,435	33.0
Home equity loans and lines of credit	48,679	4.5	49,877	4.9	50,334	6.7	53,446	8.5	56,561	10.4
Residential construction	39,533	3.7	37,108	3.7	18,531	2.5	7,848	1.3	7,823	1.4
Other construction and land	104,645	9.7	101,447	10.1	60,605	8.1	57,316	9.2	50,298	9.3
Commercial	54,410	5.1	56,939	5.6	41,306	5.5	41,046	6.6	19,135	3.5
Consumer	6,842	0.6	5,700	0.6	4,594	0.6	3,639	0.6	3,200	0.6
Total loans, gross	1,077,775	100%	1,008,903	100%	746,686	100%	626,341	100%	543,661	100%

Less: Net deferred loan fees	(1,000)		(1,431)		(923)		(1,388)		(1,695)
Fair value discount	(1,048)		(2,012)		(857)		(72)		—
Hedged loans basis adjustment	245		—		—		—		—
Unamortized premium	333		389		605		557		—
Unamortized discount	(236)		(710)		(1,150)		(1,366)		(1,487)
Total loans, net	$1,076,069		$1,005,139		$744,361		$624,072		$540,479
Percentage of total assets	65.8%		63.6%		57.6%		60.5%		59.8%

In mid-2007, as economic conditions began to deteriorate, management recognized the need to reduce our concentration in higher risk loans, especially other construction and land development loans. Since then we first reduced, and have subsequently monitored the concentration in other construction and land loans. As of December 31, 2018, other construction and land loans had fallen to 9.7% of total loans, compared to 12.4% as of December 31, 2012. Reductions have been achieved through payoffs of maturing loans, controlled loan originations, and foreclosure of non-performing loans. The increase in the levels of other construction and land loans from 2016 is primarily the result of the Chattahoochee acquisition. The amount of commercial real estate loans as a percentage of total loans continues to increase as we continue to shift our lending focus to these loan types as we develop stronger commercial relationships in all of our markets.

During 2014, we began to experience moderate growth in loan demand within our primary market area which has continued through 2018. In addition, loan growth since 2016 was positively impacted by the Chattahoochee acquisition which accounted for $159.0 million of loans.

Our loan growth has also been enhanced by our new loan production offices in Clemson, South Carolina and Asheville, North Carolina and the hiring of additional commercial lenders. We believe that economic conditions in our primary market area are strong and that improving conditions are contributing to an increase in loan demand.

Included in loans receivable and other borrowings at December 31, 2018 are $4.3 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

As of December 31, 2018, our largest lending relationship was with a local commercial real estate property developer located in our primary market area. As of December 31, 2018, the borrower had outstanding principal loan balances of $14.9 million. The loans are collateralized primarily by commercial real estate and were performing as of December 31, 2018. The next nine largest lending relationships accounted for 78 loans and had an aggregate principal loan balance of $68.3 million as of December 31, 2018. All of the loans within these nine relationships were performing as of December 31, 2018.

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

	December 31, 2018
(Dollars in thousands)	One year or less	Over one year to five years	Over five years	Total
Real estate loans:
One- to four-family residential	$7,255	$38,096	$279,804	$325,155
Commercial	49,030	148,864	298,655	496,549
Home equity loans and lines of credit	3,961	13,832	31,032	48,825
Residential construction	13,219	2,890	23,379	39,488
Other construction and land	16,497	34,380	53,587	104,464
Commercial	9,430	19,056	26,157	54,643
Consumer	380	5,166	1,399	6,945
Total loans, gross	$99,772	$262,284	$714,013	$1,076,069

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

The following table sets forth the dollar amount of all loans at December 31, 2018 that have contractual maturities after December 31, 2018 and have either fixed interest rates or floating or adjustable interest rates.

	December 31, 2018
(Dollars in thousands)	Fixed	Floating or adjustable	Total
Real estate loans:
One- to four-family residential	$163,041	$162,114	$325,155
Commercial	299,470	197,079	496,549
Home equity loans and lines of credit	13,727	35,098	48,825
Residential construction	11,938	27,550	39,488
Other construction and land	58,500	45,964	104,464
Commercial	35,815	18,828	54,643
Consumer	6,829	116	6,945
Total	$589,320	$486,749	$1,076,069

Delinquent Loans

When a loan becomes 15 days past due, we contact the borrower to inquire as to why the loan is past due. When a loan becomes 30 days or more past due, we increase collection efforts to include all available forms of communication. Once a loan becomes 45 days past due, we generally issue a demand letter and further explore the reasons for non-repayment, discuss repayment options, and inspect the collateral. In the event the loan officer or collections staff has reason to believe restructuring will be mutually beneficial to the borrower and the Bank, the borrower will be referred to the Bank’s Credit Administration staff to explore restructuring alternatives. Once the demand period has expired and it has been determined that restructuring is not a viable option, the Bank’s counsel is instructed to pursue foreclosure.

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

The following table sets forth certain information with respect to our loan portfolio gross balances of delinquencies at the dates indicated. We had no loans past due 90 days or more that are still accruing interest at December 31, 2018.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
At December 31, 2018
Real estate loans:
One-to-four family residential	$3,566	$1,372	$83	$5,021
Commercial	2,613	—	1,805	4,418
Home equity loans and lines of credit	400	457	73	930
One-to-four family residential construction	—	—	—	—
Other construction and land	613	33	64	710
Commercial	305	25	116	446
Consumer	26	4	—	30
Total loans	$7,523	$1,891	$2,141	$11,555
% of total loans, gross	0.70%	0.18%	0.20%	1.07%

At December 31, 2017
Real estate loans:
One-to-four family residential	$3,957	$599	$565	$5,121
Commercial	2,094	325	701	3,120
Home equity loans and lines of credit	307	27	120	454
One-to-four family residential construction	501	—	—	501
Other construction and land	1,711	20	96	1,827
Commercial	487	1	91	579
Consumer	27	25	9	61
Total loans	$9,084	$997	$1,582	$11,663
% of total loans, gross	0.90%	0.10%	0.16%	1.16%

At December 31, 2016
Real estate loans:
One-to-four family residential	$4,931	$1,116	$554	$6,601
Commercial	1,383	1,800	1,681	4,864
Home equity loans and lines of credit	126	44	233	403
One-to-four family residential construction	180	—	—	180
Other construction and land	467	—	919	1,386
Commercial	368	—	—	368
Consumer	62	1	—	63
Total loans	$7,517	$2,961	$3,387	$13,865
% of total loans, gross	1.01%	0.40%	0.45%	1.86%

At December 31, 2015
Real estate loans:
One-to-four family residential	$5,610	$1,260	$1,205	$8,075
Commercial	1,585	—	605	2,190
Home equity loans and lines of credit	369	38	322	729
One-to-four family residential construction	—	—	—	—
Other construction and land	208	397	138	743
Commercial	625	—	—	625
Consumer	12	4	—	16
Total loans	$8,409	$1,699	$2,270	$12,378
% of total loans, gross	1.35%	0.27%	0.36%	1.98%

At December 31, 2014
Real estate loans:
One-to-four family residential	$6,298	$448	$2,669	$9,415
Commercial	2,136	909	1,006	4,051
Home equity loans and lines of credit	557	528	759	1,844
One-to-four family residential construction	—	—	65	65
Other construction and land	1,530	964	473	2,967
Commercial	—	22	—	22
Consumer	247	4	1	252
Total loans	$10,768	$2,875	$4,973	$18,616
% of total loans, gross	1.99%	0.53%	0.92%	3.44%
49

Total delinquencies as a percentage of loans have decreased from 3.44% at December 31, 2014 to 1.07% at December 31, 2018, representing a decrease of 68.9% over the period. Loans past due 90 days and over and on non-accrual have experienced a greater decline, decreasing from 0.92% at December 31, 2014, to 0.20% at December 31, 2018, a decrease of 78.3% over the period. The decrease in delinquencies is consistent with the improving economic health of our primary market area.

Non-Performing Assets

Non-performing loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Non-performing assets include non-performing loans and REO. The table below sets forth the carrying amounts and categories of our non-performing assets as of the dates indicated.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,037	$1,421	$1,125	$2,893	$5,661
Commercial	3,266	2,666	3,536	3,628	7,011
Home equity loans and lines of credit	178	120	250	320	1,347
Residential construction	—	—	—	—	65
Other construction and land	256	464	1,042	384	2,679
Commercial	120	95	41	55	15
Consumer	—	12	47	—	2

Total non-performing loans	4,857	4,778	6,041	7,280	16,780

REO:
One-to-four family residential	228	288	1,336	1,384	220
Commercial	949	544	722	1,123	774
Other construction and land	1,316	1,736	2,168	2,862	3,431

Total foreclosed real estate	2,493	2,568	4,226	5,369	4,425

Total non-performing assets	$7,350	$7,346	$10,267	$12,649	$21,205

Troubled debt restructurings still accruing	$7,588	$8,952	$9,882	$11,206	$18,760

Ratios:
Non-performing loans to total loans	0.45%	0.48%	0.81%	1.17%	3.10%
Non-performing assets to total assets	0.45%	0.46%	0.79%	1.23%	2.35%

Non-performing loans as a percentage of total loans decreased from 3.1% at December 31, 2014, to 0.45% at December 31, 2018, representing a decrease of 85.5% over the period. Similarly, non-performing assets as a percentage of total assets decreased from 2.35% at December 31, 2014, to 0.45% at December 31, 2018, representing a decrease of 80.9% over the period. This decrease in non-performing loans and non-performing assets is due to a combination of the improving economy and the Bank’s successful resolution and disposal of non-performing loans and non-performing assets by means of restructure, foreclosure, deed in lieu of foreclosure and short sales for less than the amount of the indebtedness, in which cases the deficiency is charged-off.

Non-performing loans increased slightly from 2017 to 2018. However, non-performing loans at December 31, 2018 have decreased $11.9 million, or 71.1%, compared to December 31, 2014. This decrease in non-performing loans is attributable to loan payoffs, transfers to REO, charge-offs, and the return of loans to accrual status upon the determination that ultimate collectability of all amounts contractually due is not in doubt.

REO continued to decrease from December 31, 2017 to December 31, 2018. Most of the transfers to REO during 2018 were one-to-four family residential properties which are normally sold at a faster pace than other property types. We have experienced a significant decrease in the number and dollar amount of additions to REO and have had moderate success in liquidating the properties. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

The following table presents our TDRs by accrual status as of the dates indicated.

	December 31,
(Dollars in thousands)	2018	2017
TDRs still accruing interest	$7,588	$8,952
TDRs not accruing interest	2,045	1,808
Total TDRs	$9,633	$10,760

As noted in the above table, the majority of our borrowers with restructured loans have been able to comply with the revised payment terms for at least six consecutive months, resulting in their respective loans being restored to accrual status.

The following table presents details of TDRs made in each of the periods indicated:

Year Ended December 31,	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
2018	Extended payment terms	1	$206	$206

2017	Forgiveness of principal	1	$242	$166

2016	None	0	$—	$—

During 2018, we continued to be proactive in working with borrowers to identify potential issues and restructure certain loans to prevent future losses.

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

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Classified loans:
Substandard	$8,169	$9,503	$12,353	$19,196	$31,205
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified loans	8,169	9,503	12,353	19,196	31,205
As a % of total loans	0.76%	0.94%	1.65%	3.08%	5.77%

Special mention	9,987	12,725	17,158	19,195	31,283

Total criticized loans	$18,156	$22,228	$29,511	$38,391	$62,488
As a % of total loans	1.68%	2.20%	3.95%	6.15%	11.56%

Total classified loans decreased $1.3 million, or 14.0%, to $8.2 million at December 31, 2018 from $9.5 million at December 31, 2017. Total criticized loans decreased $4.1 million, or 18.3%, to $18.2 million at December 31, 2018 from $22.2 million at December 31, 2017. The reductions since 2014 reflect an improving economy and an increasing number of criticized loans being paid off or upgraded as a consequence of improvements in our borrowers’ cash flows and payment performance. Management continues to dedicate significant resources toward monitoring and resolving classified and criticized loans. Management continuously monitors non-performing, classified and past due loans to identify any deterioration in the condition of these loans. As of December 31, 2018, we had not identified any potential problem loans that we did not already classify as non-performing.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. Prior to the first quarter of 2015, we more heavily weighted the most recent four quarters than the least recent four quarters. Beginning in the first quarter of 2015, we no longer weight any quarters to calculate our average loss rates. This change in weighting did not have a material impact on our allowance for loan losses methodology. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.50% to 0.65%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans;
•	Collateral values;
•	Loan concentrations; and

•	Economic conditions – including unemployment rates, home sales, and a regional economic index.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table presents the activity in and balances of our allowance for loan losses as of and for the periods indicated:

	As of or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	( Dollars in thousands)
Balance at beginning of period	$10,887	$9,305	$9,461	$11,072	$14,251

Charge-offs:
Real Estate:
One-to-four family residential	124	93	133	536	702
Commercial	75	193	431	52	2,415
Home equity loans and lines of credit	283	268	158	540	598
One-to-four family residential construction	—	—	—	—	—
Other construction and land	40	289	560	137	566
Commercial	84	68	63	9	133
Consumer	108	60	201	48	140
Total charge-offs	714	971	1,546	1,322	4,554

Recoveries:
Real Estate:
One-to-four family residential	16	118	77	259	193
Commercial	167	75	173	168	364
Home equity loans and lines of credit	43	6	224	104	41
One-to-four family residential construction	1	—	32	3	—
Other construction and land	46	148	130	342	218
Commercial	12	25	144	32	163
Consumer	326	284	336	303	363
Total recoveries	611	656	1,116	1,211	1,342

Net charge-offs	103	315	430	111	3,212

Provision for loan losses	1,201	1,897	274	(1,500)	33

Balance at end of period	$11,985	$10,887	$9,305	$9,461	$11,072

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.04%	0.06%	0.02%	0.60%
Allowance to non-performing loans at period end	246.76%	227.86%	154.03%	129.96%	65.98%
Allowance to total loans at period end	1.11%	1.08%	1.25%	1.52%	2.05%

As indicated in the above table, our net charge-offs to average loans have declined from 0.60% for the year ended December 31, 2014, to 0.01% for the year ended December 31, 2018, representing a decrease of 98.3% over the period. The reduction in net charge-offs is attributable to the continued improvement in quality of our loan portfolio and the continued collection of payments on loans previously charged-off.

Our nonperforming loan coverage ratio has continued to increase since 2014. The increase in our coverage ratio is mainly attributable to the reduction in nonperforming loans of $11.9 million, or 71.1%, to $4.9 million at December 31, 2018 from $16.8 million at December 31, 2014.

Our allowance as a percentage of total loans increased to 1.11% at December 31, 2018 from 1.08% at December 31, 2017 primarily as the result of loan growth and provision related to acquired loans. The historical loss rates used in our allowance for loan losses calculation continue to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. The remaining fair value discount on acquired loans was $1.0 million as of December 31, 2018.

Allocation of Allowance for Loan Losses

The table below summarizes the allowance for loan losses balance and percent of total loans by loan category.

	December 31,
	2018		2017		2016		2015		2014
	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans	Allowance	% of Loans to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$3,909	30.2%	$4,018	30.1%	$2,812	37.2%	$2,455	39.7%	$2,983	41.8%
Commercial	5,130	46.2	4,364	45.0	3,979	39.3	3,221	34.2	2,717	33.0
Home equity loans and lines of credit	560	4.5	616	4.9	677	6.7	1,097	8.5	1,333	10.4
Residential construction	452	3.7	303	3.7	185	2.5	278	1.3	510	1.4
Other construction and land	1,250	9.7	1,025	10.1	848	8.0	1,400	9.1	2,936	9.3
Commercial business	608	5.1	503	5.6	599	5.6	603	6.6	308	3.5
Consumer	76	0.6	58	0.6	205	0.7	407	0.6	285	0.6
Total	$11,985	100%	$10,887	100%	$9,305	100%	$9,461	100%	$11,072	100%

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

The table below summarizes balances, charge-offs, and specific allowances related to impaired loans as of the dates indicated.

As of December 31,	Recorded Balance	Unpaid Principal Balance	Partial Charge-Offs	Specific Allowance	% of Specific Allowance & Partial Charge-off to Unpaid Principal Balance
	(Dollars in thousands)
2018
Loans without a valuation allowance	$5,328	$7,779	$2,451	$—	31.5%
Loans with a valuation allowance	5,557	5,557	—	167	3.0
Total	$10,885	$13,336	$2,451	$167	19.6%

2017
Loans without a valuation allowance	$7,200	$9,601	$2,401	$—	25.0%
Loans with a valuation allowance	4,434	4,434	—	322	7.3
Total	$11,634	$14,035	$2,401	$322	19.4%

As indicated in the above table, during the periods presented, we have consistently maintained approximately 19.5% of impaired loans in a reserve, either through a direct charge-off or in a specific reserve included as part of the allowance for loan losses. The total dollar amount of impaired loans decreased $0.3 million, or 2.2%, to $10.9 million at December 31, 2018 compared to $11.6 million at December 31, 2017. The decrease in impaired loans is attributable to loan payoffs, transfers to REO, charge-offs, and the return of loans to non-impaired status upon changes to borrowers’ status that ultimate collectability of all amounts contractually due is not in doubt.

REO

The tables below summarize the balances and activity in REO as of the dates and for the periods indicated.

	As of December 31,
	2018	2017
	(Dollars in thousands)
One-to-four family residential	$228	$288
Commercial real estate	949	544
Other construction and land	1,316	1,736
Total	$2,493	$2,568

	For the Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of year	$2,568	$4,226
Additions	1,761	958
Disposals	(1,738)	(2,324)
Writedowns	(98)	(292)
Balance, end of year	$2,493	$2,568

As indicated in the above table, the balance in REO has decreased by $75,000, or 2.9%, to $2.5 million at December 31, 2018 from a balance of $2.6 million at December 31, 2017. We continue to have success in liquidating the properties. We continue to write-down REO as needed and maintain focus on aggressively disposing of our remaining properties.

As of December 31, 2018, our REO property with the largest balance of $1.1 million consisted of approximately 10 acres of commercial land with frontage on U.S. Highway 441 in Franklin, North Carolina. The land is located in close proximity to our corporate office. The property was acquired in September 2009 and currently is under contract.

Investment Securities

The following table presents the holdings of our equity securities as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Mutual funds	$6,178	$6,095

Equity securities with a fair value of $5.6 million as of December 31, 2018 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of December 31, 2018 are in a mutual fund that qualifies CRA as CRA activity. There were losses on equity securities of $0.3 million for the year ended December 31, 2018, and gains of $0.7 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. The CRA mutual fund was reclassified as an equity security on January 1, 2018.

The remainder of our investment securities portfolio is classified “available-for-sale.” The Company’s held-to-maturity investment portfolio was transferred to available-for-sale during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company was prohibited from classifying any investment securities as held-to-maturity for two years from the date of the transfer.

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

	December 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury & Government Agencies	$34,068	$33,990	$20,529	$20,523
Municipal Securities	115,860	114,402	93,250	93,859
Mortgage-backed Securities - Guaranteed	86,664	85,184	129,314	128,039
Collateralized Mortgage Obligations - Guaranteed	22,492	21,889	10,559	10,302
Collateralized Mortgage Obligations - Non Guaranteed	69,774	69,171	64,706	64,693
Collateralized Loan Obligations	15,534	15,077	5,555	5,539
Corporate bonds	19,936	20,025	18,925	19,291
Mutual funds	—	—	629	617
	$364,328	$359,738	$343,467	$342,863

Available-for-sale investment securities increased $16.9 million, or 4.9%, to $359.7 million at December 31, 2018 from $342.9 million at December 31, 2017. We continue to look for opportunities to re-deploy funds from investments securities to higher yielding loans.

As indicated in the table below, the number and dollar amount of securities in an unrealized loss position for more than 12 consecutive months increased between December 31, 2017 and December 31, 2018. We believe that this increase in the number of securities in an unrealized loss position is due entirely to increases in interest rates from the time that many of these securities were originally purchased over the past few years. We regularly review our investment portfolio for OTTI, and other than the two securities disclosed above, concluded that no OTTI existed during the years ended December 31, 2018 and 2017. In addition, we do not intend to sell the remaining securities, nor is it more likely than not that we would be required to sell these securities, before their anticipated recovery of amortized cost.

	12 Months or Less			More Than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
				(Dollar in Thousands)
2018	88	$122,678	$1,596	130	$152,331	$3,780	218	$275,009	$5,376
2017	81	$106,996	$832	70	$90,095	$1,604	151	$197,091	$2,436

We closely monitor the financial condition of the issuers of our municipal securities. As of December 31, 2018, the fair value of our municipal securities portfolio balance consists of approximately 44.1% of general obligation bonds and 55.9% of revenue bonds. As of December 31, 2018 and 2017, all municipal securities were performing. The table below presents the ratings for our municipal securities by either Standard and Poor’s or Moody’s as of the dates indicated.

	December 31,
	2018		2017
(Dollars in thousands)	Number of Securities	Fair Value	Number of Securities	Fair Value
AA- or better	109	$111,325	95	$92,705
BBB+	1	1,616	—	—
BBB	—	—	—	—
BBB-	1	356	—	—
Not Rated	2	1,105	3	2,158

We also closely monitor the level of credit enhancements within our non guaranteed mortgage-backed securities and our collateralized loan obligation portfolios. The table below presents the credit enhancement included in our portfolio as of the dates indicated.

	December 31,
	2018		2017
(Dollars in thousands)	Fair Value	Credit Enhancement %	Fair Value	Credit Enhancement %
Mortgage-backed Securities - Non Guaranteed
Non-agency Mortgage-backed Securities	$27,076	59.0%	$28,893	56.5%
Agency Mortgage-backed Securities	42,095	14.1%	34,382	11.6%
Collateralized Loan Obligations	15,077	22.20%	5,539	20.95%
58

Investment Portfolio Maturities and Yields

The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Less than one year		More than one year through five years		More than five years through ten years		More than ten years		Total securities
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury & Government Agencies	$—	—	$3,923	2.65%	$1,000	2.74%	$29,145	3.34%	$34,068	3.24%
Municipal Securities - Taxable	—	—	383	2.77%	7,225	3.10%	4,979	3.52%	12,587	3.26%
Municipal Securities - Tax exempt	—	—	—	—	4,230	3.76%	99,043	3.87%	103,273	3.87%
Mortgage-backed Securities - Guaranteed	52	3.52%	4,836	2.29%	18,576	3.33%	63,200	3.25%	86,664	3.21%
Colateralized Mortgage Obligations - Guaranteed	—	—	—	0.00%	10,483	2.30%	12,009	3.03%	22,492	2.69%
Colateralized Mortgage Obligations - Non Guaranteed	—	—	4,989	3.86%	10,087	4.12%	54,698	3.53%	69,774	3.64%
Collateralized Loan Obligations	—	—	—	—	—	—	15,534	4.90%	15,534	4.90%
Corporate bonds	—	—	2,238	5.76%	16,207	5.47%	1,491	5.15%	19,936	5.48%

Total securities available-for-sale	$52	—	$16,369	3.34%	$67,808	3.79%	$280,099	3.63%	$364,328	3.65%

(1) - Tax exempt municipal obligations are shown on a tax equivalent basis using a 21% federal tax rate

Other Investments

As of December 31, 2018, we held $12.0 million in other investments accounted for at cost which was a decrease of $0.4 million, or 2.8%, compared to $12.4 million at December 31, 2017. The following table summarizes other investments as of the dates indicated:

	December 31,
	2018	2017
	(Dollars in thousands)
FHLB stock	$10.5	$10.9
Correspondent banks stock	0.7	0.7
Certificates of deposit with other banks	0.4	0.4
Investment in Macon Capital Trust I	0.4	0.4
Total other investments	$12.0	$12.4

The amount of FHLB stock required to be owned by the Bank is determined by the amount of FHLB advances outstanding. The decrease in our FHLB stock to $10.5 million at December 31, 2018 compared to $10.9 million at December 31, 2017 was the result of lower FHLB borrowings outstanding which decreased from $223.5 million at December 31, 2017 to $213.5 million at December 31, 2018.

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

The following table summarizes the composition of BOLI as of the dates indicated:

	December 31,
	2018	2017
	(Dollars in thousands)
Separate account	$2,535	$2,504
General account	19,004	18,491
Hybrid	11,347	11,155
Total	$32,886	$32,150

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

We determined there was no tax valuation allowance required as of December 31, 2018, or 2017.

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

The Company had $23.9 million of goodwill as of December 31, 2018 and 2017. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended December 31,
	2018	2017
	Dollars in thousands
Balance at beginning of period	$23,903	$2,065
Additions:
Prior acquisitions measurement period adjustments	—	63
Goodwill from current year acquisitions	—	21,775
Balance at end of period	$23,903	$23,903
60

Deposits

The following table presents average deposits by category, percentage of total average deposits and average rates for the periods indicated.

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$52,223	4.3%	0.11%	$47,754	4.7%	0.11%	$37,470	4.7%	0.13%
Time deposits	361,284	29.9	1.08	333,664	33.0	0.86	291,930	36.3	1.01
Brokered CDs	55,771	4.6	2.08	29,621	2.9	1.07	4,526	0.6	1.13
Money market accounts	340,919	28.2	0.77	270,036	26.7	0.38	227,838	28.3	0.34
Interest-bearing demand accounts	206,215	17.1	0.18	170,366	16.8	0.13	112,805	14.0	0.14
Noninterest-bearing demand accounts	192,066	15.9	—	161,006	15.9	—	129,219	16.1	—
Total deposits	$1,208,478	100.0%	0.80%	$1,012,447	100.0%	0.44%	$803,788	100.0%	0.49%

As indicated in the above table, average deposit balances increased approximately $196.0 million, or 16.2%, for the year ended December 31, 2018 compared to 2017. The increase in total average deposits was mainly attributable to $166.1 million in deposits assumed from Chattahoochee on October 1, 2017 being included in our average balances for the entire year of 2018.

The following table presents details of the applicable interest rates on our certificates of deposit at the dates indicated.

	December 31,
	2018	2017
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$67,257	$158,916
1.00% to 2.00%	209,511	190,087
2.00% to 3.00%	128,891	47,432
Greater than 3.00%	15,290	300
Total	$420,949	$396,735

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $100 thousand.

December 31, 2018
(Dollars in thousands)
Three months or less	$27,264
Over three months through six months	31,119
Over six months through one year	37,176
Over one year	107,135
Total	$202,694
61

The following table presents contractual maturities for certificates of deposit in amounts equal to or greater than $250 thousand.

December 31, 2018
(Dollars in thousands)
Three months or less	$9,876
Over three months through six months	8,320
Over six months through one year	12,306
Over one year	27,358
Total	$57,860

Borrowings

We have traditionally maintained a balance of borrowings from the FHLB using a combination of fixed and variable borrowings. From time to time, we also borrow overnight funds from the FHLB, but had no overnight borrowings outstanding at December 31, 2018. FHLB advances are secured by qualifying one-to-four family permanent and commercial loans, by investment securities, and by a blanket collateral agreement with the FHLB. At December 31, 2018, the Company had unused borrowing capacity with the FHLB of $46.4 million based on collateral pledged at that date. The Company had total additional credit availability with FHLB of $282.0 million as of December 31, 2018 if additional collateral was available and pledged.

The following tables detail the composition of our FHLB borrowings between fixed and adjustable rate advances as of the dates indicated:

December 31, 2018
Balance	Type	Rate
(Dollars in thousands)
$5,000	Fixed Rate	2.26%
25,000	Fixed Rate	2.33%
20,000	Fixed Rate	2.49%
5,000	Fixed Rate	2.34%
20,000	Fixed Rate	2.54%
1,000	Fixed Rate	1.62%
25,000	Fixed Rate	2.67%
2,000	Fixed Rate	1.53%
5,000	Fixed Rate	2.54%
25,000	Fixed Rate	2.82%
10,000	Fixed Rate	2.68%
10,500	Fixed Rate	2.79%
10,000	Fixed Rate	2.12%
5,000	Fixed Rate	2.12%
5,000	Fixed Rate	2.67%
15,000	Fixed Rate	2.88%
10,000	Fixed Rate	2.89%
10,000	Fixed Rate	2.68%
5,000	Fixed Rate	2.72%
$213,500		2.58%

December 31, 2017
Balance	Type	Rate
(Dollars in thousands)
$5,000	Fixed Rate	1.29%
20,000	Fixed Rate	1.37%
20,500	Adjustable rate	1.48%
15,000	Adjustable rate	1.60%
5,000	Fixed Rate	1.29%
20,000	Fixed Rate	1.37%
25,000	Fixed Rate	1.36%
50,000	Fixed Rate	1.59%
5,000	Fixed Rate	1.26%
5,000	Fixed Rate	1.39%
10,000	Fixed Rate	0.84%
5,000	Fixed Rate	1.40%
5,000	Fixed Rate	1.38%
10,000	Fixed Rate	1.52%
5,000	Fixed Rate	1.51%
1,000	Fixed Rate	1.62%
2,000	Fixed Rate	1.53%
10,000	Fixed Rate	2.12%
5,000	Fixed Rate	2.12%
$223,500		1.48%
63

The following table sets forth information concerning balances and interest rates on our FHLB advances as of or for the periods indicated.

	As of or for the Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at end of period	$213,500	$223,500
Average balance during period	217,761	236,308
Maximum outstanding at any month end	223,500	298,500
Weighted average interest rate at end of period	2.58%	1.48%
Weighted average interest rate during period	1.87%	1.03%

FHLB advances decreased $10.0 million, or 4.5%, to $213.5 million at December 31, 2018 from $223.5 million at December 31, 2017. The advances had a weighted average rate of 2.58% as of December 31, 2018 compared to 1.48% at December 31, 2017. The use of FHLB advances as a funding source continues to be a low cost complement to core deposits.

To add stability to net interest revenue and manage our exposure to interest rate movement on our adjustable rate FHLB advances, we entered into two FHLB advance interest rate swaps in 2016. The swap contracts involved the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the two year lives of the contracts. The effective interest rates were 0.96% and 1.36% at December 31, 2017 for the adjustable rate advances which matured March 29, 2018 and May 23, 2018, respectively.

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of December 31, 2018 and 2017.

The Company also had other borrowings at December 31, 2018 of $4.3 million which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at December 31, 2018 and 2017, payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% at December 31, 2018 and 2017. The Company entered into a new pay-fixed/receive-variable interest rate swap in June 2018 associated with the Company’s junior subordinated debt. The forward starting interest rate swap begins exchanging cash flows in 2020 when the current interest rate swap agreement expires. The notes mature on March 30, 2034.

Equity

Total shareholders’ equity increased $11.6 million, or 7.1%, to $162.9 million at December 31, 2018, compared to $151.3 million at December 31, 2017. This increase was primarily attributable to $13.9 million of net income, offset by a $3.4 million after-tax decline in the market value of investment securities available for sale.

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

	For the Year Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,036,959	$49,987	4.82%	$818,431	$38,712	4.73%	$693,743	$32,324	4.65%
Loans, tax exempt(1)	16,372	509	3.11%	15,945	585	3.67%	13,516	518	3.83%
Investments - taxable	253,995	7,191	2.83%	291,452	7,025	2.41%	259,036	5,628	2.17%
Investment tax exempt(1)	88,439	3,292	3.72%	118,461	4,795	4.05%	60,685	2,323	3.83%
Interest earning deposits	86,551	1,716	1.98%	60,823	676	1.11%	41,762	210	0.50%
Other investments, at cost	12,204	717	5.88%	12,766	619	4.85%	10,351	512	4.93%

Total interest-earning assets	1,494,520	63,412	4.24%	1,317,878	52,412	3.98%	1,079,093	41,516	3.84%

Noninterest-earning assets	126,679			106,535			85,126

Total assets	$1,621,199			$1,424,413			$1,164,219

Interest-bearing liabilities:
Savings accounts	$52,223	$59	0.11%	$47,754	$53	0.11%	$37,470	$49	0.13%
Time deposits	417,055	5,048	1.21%	363,285	3,171	0.87%	296,456	2,985	1.01%
Money market accounts	340,919	2,637	0.77%	270,036	1,022	0.38%	227,838	770	0.34%
Interest bearing transaction accounts	206,215	374	0.18%	170,366	228	0.13%	112,805	160	0.14%
Total interest bearing deposits	1,016,412	8,118	0.80%	851,441	4,474	0.53%	674,569	3,964	0.59%

FHLB advances	217,761	4,130	1.87%	236,308	2,443	1.03%	194,662	1,419	0.73%
Junior subordinated debentures	14,433	562	3.84%	14,433	557	3.86%	14,433	532	3.68%
Other borrowings	9,171	479	5.22%	4,567	210	4.60%	2,528	117	4.62%

Total interest-bearing liabilities	1,257,777	13,289	1.06%	1,106,749	7,684	0.69%	886,192	6,032	0.68%

Noninterest-bearing deposits	192,066			161,006			129,219

Other non interest bearing liabilities	16,452			14,568			13,353

Total liabilities	1,466,295			1,282,323			1,028,764
Total equity	154,904			142,090			135,455

Total liabilities and equity	$1,621,199			$1,424,413			$1,164,219

Tax-equivalent net interest income		$50,123			$44,728			$35,484

Net interest-earning assets(2)	$236,743			$211,129			$192,901

Average interest-earning assets to interest-bearing liabilities	118.82%			119.08%			121.77%

Tax-equivalent net interest rate spread(3)			3.19%			3.28%			3.16%
Tax-equivalent net interest margin(4)			3.35%			3.39%			3.28%

(1) Tax exempt loans and investments are calculated giving effect to a 21% federal tax rate in 2018 and a 35% federal tax rate in 2017 and 2016.

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

	For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017			For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016			For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
	Increase (decrease) due to:			Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$10,521	$754	$11,275	$5,891	$497	$6,388	$5,369	$(72)	$5,297
Loans, tax exempt (2)	15	(92)	(77)	90	(23)	67	330	(25)	305
Investment - taxable	(970)	1,136	166	745	652	1,397	109	296	405
Investments - tax exempt (2)	(1,141)	(361)	(1,502)	2,332	140	2,472	1,890	(141)	1,749
Interest-earning deposits	365	675	1,040	128	338	466	29	106	135
Other investments, at cost	(28)	126	98	115	(7)	108	179	33	212

Total interest-earning assets	8,762	2,238	11,000	9,301	1,597	10,898	7,906	197	8,103

Interest-bearing liabilities:
Savings accounts	$5	$1	$6	$12	$(8)	$4	$9	$7	$16
Time deposits	520	1,357	1,877	593	(407)	186	(9)	(613)	(622)
Money market accounts	325	1,290	1,615	153	99	252	180	32	212
Interest bearing transaction accounts	55	91	146	77	(9)	68	24	—	24
FHLB advances	(201)	1,887	1,686	347	677	1,024	680	(87)	593
Junior subordinated debentures	—	—	—	—	25	25	—	73	73
Other borrowings	240	33	273	94	(1)	93	32	(19)	13

Total interest-bearing liabilities	$944	$4,659	$5,603	$1,276	$376	$1,652	916	(607)	309

Change in tax-equivalent net interest income	$7,818	$(2,421)	$5,397	$8,025	1,221	$9,246	$6,990	$804	$7,794

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate in 2018 and a 35% federal tax rate in 2017 and 2016.

Comparison of Operating Results for the Fiscal Years Ended December 31, 2018 and 2017

General

Net income for the year ended December 31, 2018 was $13.9 million compared to $2.6 million for the same period in 2017. The increase in net income for the period was primarily the result of the increase in net interest income of $6.5 million for the year ended December 31, 2018 compared to the same period in 2017 combined with the one-time non-cash income tax expense of $4.9 million in 2017 related to the revaluation of deferred tax assets and liabilities at the newly enacted Federal tax rate of 21%. The provision for loan losses was $1.2 million for the year ended December 31, 2018 compared to $1.9 million for the same period in 2017. The increase in noninterest income was primarily the result of the other than temporary impairment charge of $0.7 million in 2017. The increase in noninterest expense was primarily the result of increased compensation and employee benefits and data processing expenses related to 2017 acquisition activity partially offset by reduced merger-related expenses in 2018.

Net Interest Income

Our tax-equivalent net interest income increased by $5.4 million, or 10.8%, to $50.1 million for the year ended December 31, 2018 compared to $44.7 million for the year ended December 31, 2017. This improvement was primarily the result of increases in average loan balances and a 26 basis point increase in rates on interest-earning assets partially offset by increased balances of time deposits and money markets and a 37 basis point increase in rates paid on interest-bearing liabilities. Our tax-equivalent net interest margin decreased 4 basis points to 3.35% for 2018 compared to 3.39% for 2017.

Our average interest-earning assets increased $176.6 million, or 11.8%, to $1.5 billion in 2018 compared to $1.3 billion in 2017. This increase was mainly attributable to $181.6 million in interest earning assets acquired from Chattahoochee on October 1, 2017, with those assets included in our average balances from the date of acquisition through December 31, 2017 compared to being included in our average balances the entire year of 2018.

Our average interest-bearing liabilities increased $151.0 million, or 12.0%, to $1.3 billion in 2018 compared to $1.1 billion in 2017. This increase was mainly attributable to $166.1 million in deposits assumed from Chattahoochee on October 1, 2017 with the deposits included in our average balances from the date of acquisition through December 31, 2017 compared to being included in our average balances the entire year of 2018. This increase was partially offset by declines in average FHLB advances of $18.5 million, or 8.5%, in 2018. Our related interest-bearing liability costs increased 37 basis points, or 34.9%, in 2018 compared 2017 driven primarily by competition created in gathering deposits as an alternative to higher cost borrowings.

Provision for Loan Losses

The Company continues to experience a low level of net charge-offs and non-performing loans. A provision for loan losses of $1.2 million was recorded for the year ended December 31, 2018 compared to $1.9 million for the year ended December 31, 2017. The provisions for loan losses are mainly attributable to organic loan growth and acquired loans. The low level of provisions in 2018 and 2017 reflect strong asset quality and low loss rates during the two periods.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding change between the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change
	(Dollars in thousands)
Servicing income, net	$546	$401	$145
Mortgage banking	958	1,118	(160)
Gain on sale of SBA loans	558	546	12
Loss on sale of investments, net	(543)	(1,102)	559
Equity securities gains (losses)	(344)	686	(1,030)
Other than temporary impairment on AFS securities	—	(757)	757
Service charges on deposit accounts	1,673	1,672	1
Interchange fees, net	1,102	913	189
Bank owned life insurance	872	803	69
Other	1,168	726	442

Total	$5,990	$5,006	$984

The $0.1 million net increase in servicing income was primarily the result of an increase in the fair value of the corresponding loan servicing rights.

Mortgage banking decreased $0.2 million primarily as a result of decreased loan volume.

Equity securities gains decreased $1.0 million due to declines in market valuation.

Net loss on sales of investments decreased $0.6 million primarily as the result of the proceeds of $0.4 million from the sale of zero cost Visa Class B shares in 2018.

Other than temporary impairment on AFS securities in 2017 relates to one corporate security determined to be worthless due to FDIC receivership and one municipal security sold at a slight loss in early 2018.

Net interchange fees increased $0.2 million primarily as a result of the increase in deposits following the Stearns branch and Chattahoochee acquisitions and a continued focus on core deposits.

Other noninterest income increased $0.4 million primarily as a result of miscellaneous loan related income and income from SBIC investments.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change
	(Dollars in thousands)
Compensation and employee benefits	$22,643	$20,168	$2,475
Net occupancy	4,508	4,089	419
Federal deposit insurance	799	513	286
Professional and advisory	1,436	1,237	199
Data processing	2,077	1,684	393
Marketing and advertising	907	953	(46)
Merger-related expenses	564	3,086	(2,522)
Net cost of operation of real estate owned	256	213	43
Other	3,882	3,904	(22)

Total noninterest expense	$37,072	$35,847	$1,225

Compensation and employee benefits increased by $2.5 million, or 12.3%, for 2018 compared to 2017. The additional expense is related to increases in the number of employees primarily as the result of the Stearns branch and Chattahoochee acquisitions in April 2017 and October 2017, respectively, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.4 million, or 10.2%, in 2018 compared to 2017 primarily as the result of the Stearns branch and Chattahoochee acquisitions.

Federal deposit insurance increased $0.3 million in 2018 compared to 2017 due to a reduction in premium credits based on a decline in certain regulatory ratios as a result of acquisition activity.

Professional and advisory expense increased $0.2 million, or 13.8%, in 2018 compared to 2017 primarily due to increased tax compliance and expenses related to mortgage banking advisory services.

Data processing expense increased $0.4 million, or 18.9%, in 2018 compared to 2017 primarily as the result of increased number of accounts related to the conversion of the Stearns and Chattahoochee branch customers.

Merger-related expenses decreased $2.5 million, or 81.7%, primarily as the result no acquisitions completed in 2018 compared to two in 2017.

Income Taxes

Income tax expense was $3.1 million for 2018 compared to $7.5 million for the same period in 2017. Income tax expense for the 2018 period benefitted from the newly enacted federal tax rate of 21% compared to a federal tax rate of 35% in 2017. In addition, income tax expense for all periods benefitted from tax-exempt income related to municipal bond investments and BOLI income. The effective tax rate for 2018 was 18.3% compared to 74.5% in 2017 which included $4.9 million related to the revaluation of deferred tax assets and liabilities at the newly enacted Federal tax rate of 21%.

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

Our average interest-bearing liabilities increased $220.6 million, or 24.9%, to $1.1 billion in 2017 compared to $886.2 million in 2016. This increase was mainly attributable to $154.2 million and $166.1 million in deposits assumed from Stearns on April 1, 2017, and Chattahoochee on October 1, 2017, respectively, with the deposits included in our average balances from the date of acquisition through December 31, 2017. In addition, average FHLB advances increased $41.6 million, or 21.4%, in 2017 primarily to fund investments. Although our average interest-bearing liabilities increased during 2017, we were able to maintain the overall related cost in 2017 compared to 2016.

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

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding change between the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change
	(Dollars in thousands)
Servicing income, net	$401	$487	$(86)
Mortgage banking	1,118	904	214
Gain on sale of SBA loans	546	928	(382)
Gain on sale of investments, net	(1,102)	1,216	(2,318)
Trading securities gains	686	328	358
Other than temporary impairment on AFS securities	(757)	—	(757)
Service charges on deposit accounts	1,672	1,537	135
Interchange fees, net	913	732	181
Bank owned life insurance	803	489	314
Other	726	450	276

Total	$5,006	$7,071	$(2,065)

The $0.1 million net decrease in servicing income, net was primarily the result of a decrease in the fair value of the corresponding loan servicing rights.

Mortgage banking increased $0.2 million primarily as a result of increased loan volume.

Gains on sales of SBA loans decreased $0.4 million as a result of fewer SBA loans being originated during the 2017 period. We continue to focus on our SBA lending efforts.

Net gain on sales of investments decreased $2.3 million due primarily to a loss of $1.1 million on the sale of approximately $45.0 million of tax exempt municipal securities in response to the Tax Reform coupled with an increase in interest rates which provided for unfavorable market conditions for sales.

Gain on trading securities increased $0.4 million due to increases in market valuation.

Other than temporary impairment on AFS securities in the 2017 period relates to one corporate security determined to be worthless due to FDIC receivership and one municipal security sold at a slight loss in early 2018.

Service charges on deposit accounts and net interchange fees increased $0.1 million and $0.2 million, respectively, primarily as a result of the increase in deposits following the Stearns branch and Chattahoochee acquisitions and a continued focus on core deposits.

BOLI income increased $0.3 million due to the purchase of $10.0 million of additional policies in the third quarter of 2016.

Other noninterest income increased $0.3 million primarily as a result of miscellaneous loan related income and income from SBIC investments.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change
	(Dollars in thousands)
Compensation and employee benefits	$20,168	$17,164	$3,004
Net occupancy	4,089	3,534	555
FHLB prepayment penalties	—	118	(118)
Federal deposit insurance	513	562	(49)
Professional and advisory	1,237	959	278
Data processing	1,684	1,554	130
Marketing and advertising	953	1,070	(117)
Merger-related expenses	3,086	2,197	889
Net cost of operation of real estate owned	213	730	(517)
Other	3,904	3,526	378

Total noninterest expense	$35,847	$31,414	$4,433

Compensation and employee benefits increased by $3.0 million, or 17.5%, for 2017 compared to 2016. The additional expense is related to increases in the number of employees primarily as the result of the Stearns branch and Chattahoochee acquisitions in April and October, respectively, annual raises, employee benefits, incentives and commissions.

Net occupancy increased $0.6 million, or 15.7%, in 2017 compared to 2016 primarily as the result of the Stearns branch and Chattahoochee acquisitions in 2017.

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

Merger-related expenses of increased $0.9 million, or 40.5%, primarily as the result of two acquisitions completed in 2017 as compared to one in 2016.

Net cost of operation of REO declined $0.5 million, or 70.8%, from 2016 compared to 2017 primarily as the result of lower REO balances.

Other noninterest expense increased $0.3 million, or 9.7%, for 2017 compared to 2016 primarily as a result of an increase in amortization related to core deposit intangibles of $0.3 million primarily as a result of the Old Town Bank acquisition in April 2016 and the Stearns branch and Chattahoochee acquisitions in 2017.

Income Taxes

Income tax expense for 2017 of $7.5 million was impacted by the recognition of a provisional expense of $4.9 million related to the revaluation of deferred tax assets and liabilities at the newly enacted Federal tax rate of 21%. As such, the Company recorded a provisional amount totaling $4.9 million related to the revaluation of its deferred tax assets and liabilities in 2017. The accounting was completed during 2018 and the final amounts did not materially differ from the provisional amount recorded. The one-time non-cash expense related to the revaluation was partially offset by increased tax-exempt income related to municipal bond investments and BOLI income.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At December 31, 2018, cash and cash equivalents totaled $69.1 million. Included in this total was $40.1 million held at the FRB, $2.8 million held at the FHLB, and $10.8 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements. The following summarizes the most significant sources and uses of liquidity during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(49,063)	$(50,644)
Proceeds from loans originated for sale	46,854	51,904

Investing activities:
Purchases of investments	$(123,100)	$(153,612)
Maturities and principal repayments of investments	40,098	43,646
Sales of investments	55,001	169,146
Net increase in loans	(70,310)	(100,015)
Purchase of fixed assets	(3,697)	(729)
Net cash received in business combinations	—	143,927

Financing activities:
Net increase (decrease) in deposits	$60,047	$12,501
Proceeds from FHLB advances	371,000	979,501
Repayment of FHLB advances	(381,000)	(1,054,501)
Net increase in other borrowings	677	5,897

At December 31, 2018, we had $27.1 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $179.2 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of December 31, 2018.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window. The following summarizes our borrowing capacity as of December 31, 2018:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity
FHLB
Loan collateral capacity	$197,583
Pledgeable marketable securities	111,232
FHLB totals	308,815	$213,500	$95,315
FRB	48,268	—	48,268
Fed funds lines	15,000	—	15,000
Holding Company revolving line of credit	15,000	5,000	10,000
	$387,083	$218,500	$168,583

In July 2013, federal bank regulatory agencies issued rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

The Basel III also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available-for-sale debt and equity securities), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in the Bank’s Tier 1 capital.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

Basel III is fully phased in on January 1, 2019, and the Company and the Bank are required to maintain a 2.5% capital conservation buffer which is designed to absorb losses during periods of economic distress. This capital conservation buffer is comprised entirely of Common Equity Tier 1 Capital and is in addition to minimum risk-weighted asset ratios. See “Supervision and Regulation – Bank Regulation - Capital Adequacy Requirements Applicable to the Bank.”

The tables below summarize capital ratios and related information in accordance with Basel III as measured at December 31, 2018 and December 31, 2017.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2018:
Tier 1 Leverage Capital	$152,137	9.42%	$64,589	>4.0%	$80,737	>5%
Common Equity Tier 1 Capital	$152,137	12.92%	$75,046	>6.375%	$76,517	>6.5%
Tier 1 Risk-based Capital	$152,137	12.92%	$92,703	>7.875%	$94,175	>8%
Total Risk-based Capital	$164,222	13.95%	$116,247	>9.875%	$117,719	>10%

As of December 31, 2017:
Tier 1 Leverage Capital	$136,280	8.79%	$61,994	>4.0%	$77,492	>5%
Common Equity Tier 1 Capital	$136,280	11.92%	$65,729	>5.75%	$74,303	>6.5%
Tier 1 Risk-based Capital	$136,280	11.92%	$82,876	>7.25%	$91,450	>8%
Total Risk-based Capital	$147,266	12.88%	$105,739	>9.25%	$114,312	>10%

(1) – As of December 31, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

Following are the required and actual capital amounts and ratios for the Company:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2018:
Tier I Leverage Capital	$151,629	9.38%	$64,629	>4%
Common Equity Tier 1 Capital	$137,196	11.65%	$75,106	>6.375%
Tier I Risk-based Capital	$151,629	12.87%	$92,777	>7.875%
Total Risk Based Capital	$163,714	13.90%	$116,340	>9.875%

As of December 31, 2017:
Tier I Leverage Capital	$134,470	8.68%	$61,927	>4.0%
Common Equity Tier 1 Capital	$120,861	10.57%	$65,775	>5.75%
Tier I Risk-based Capital	$134,470	11.76%	$82,934	>7.25%
Total Risk Based Capital	$145,457	12.72%	$105,812	>9.25%

(1) – As of December 31, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2018. Long-term obligations totaling $227.5 million include junior subordinated debt. Operating lease obligations of $0.3 million pertain to banking facilities.

(Dollars in thousands)	Total	Less than 1 year	1-3 years	More than 3 years
Long-term debt obligations*	$227,500	$168,500	$45,000	$14,000
Operating lease obligations	295	155	140	—
Total	$227,795	$168,655	$45,140	$14,000

* - Represents principal maturities

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

General

One of the most significant forms of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest –sensitive income and expense levels. Interest rate changes affect economic value of equity (“EVE”) by changing the net present value of a bank’s future cash flows, and the cash flows themselves as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive risk can threaten a bank’s earnings, capital, liquidity and solvency. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The Board of Directors of the Bank have established ALCO Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board. Our ALCO Committee monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

One of the primary ways we manage interest rate risk is by selling the majority of our long-term fixed rate mortgages into the secondary markets, obtaining commitments to sell at locked-in interest rates prior to issuing a loan commitment. From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. Deposits, exclusive of wholesale deposits, were $1.1 billion at December 31, 2018, and 2017. Wholesale deposits increased to $76.0 million at December 31, 2018 from $41.1 million at December 31, 2017. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB and the FRB.

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

	December 31, 2018		December 31, 2017
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(2.2)	(2.3)	(3.5)	(1.7)
+300	(1.4)	(1.8)	(2.3)	(1.5)
+200	(0.7)	(1.3)	(1.2)	(1.5)
+100	(0.2)	(1.5)	(0.4)	(1.4)
—	—	—	—	—
-100	(2.2)	4.8	(3.2)	3.6

The results from the rate shock analysis on NII are consistent with having a slightly liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liabilities will increase at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 0.7% decrease in NII as of December 31, 2018 as compared to a 1.2% decrease in NII as of December 31, 2017, suggesting that there is no benefit for the Company to net interest income in rising interest rates. The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased slightly from December 31, 2017 to December 31, 2018. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 1.3% decrease in EVE as of December 31, 2018 as compared to a 1.5% decrease in EVE as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Entegra Financial Corp. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Entegra Financial Corp. and Subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2009.

Asheville, North Carolina

March 14, 2019

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2018	2017
Assets

Cash and due from banks	$15,409	$15,534
Interest-earning deposits	53,710	93,933
Cash and cash equivalents	69,119	109,467

Investments - equity securities	6,178	6,095
Investments - available for sale	359,738	342,863
Other investments, at cost	12,039	12,386
Loans held for sale (includes $2,431 and $0 at fair value)	7,570	3,845
Loans receivable, net	1,076,069	1,005,139
Allowance for loan losses	(11,985)	(10,887)
Fixed assets, net	26,385	24,113
Real estate owned	2,493	2,568
Accrued interest receivable	6,443	5,405
Bank owned life insurance	32,886	32,150
Small Business Investment Company Holdings, at cost	3,839	3,491
Net deferred tax asset	7,551	8,831
Loan servicing rights	2,837	2,756
Goodwill	23,903	23,903
Core deposit intangible	3,577	4,269
Other assets	7,799	5,055

Total assets	$1,636,441	$1,581,449

Liabilities and Shareholders’ Equity

Liabilities:
Core deposits	$795,261	$763,422
Retail certificates of deposit	349,971	357,630
Wholesale deposits	76,008	41,125
Federal Home Loan Bank advances	213,500	223,500
Junior subordinated notes	14,433	14,433
Other borrowings	9,299	8,623
Post employment benefits	9,305	10,174
Accrued interest payable	1,647	935
Other liabilities	4,145	10,294
Total liabilities	1,473,569	1,430,136

Commitments and contingencies (Notes 7 and 24)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,917,703 and 6,879,191 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock held by Rabbi Trust, at cost; 17,672 shares at both December 31, 2018 and 2017	(379)	(379)
Additional paid in capital	74,051	72,997
Retained earnings	92,624	78,718
Accumulated other comprehensive loss	(3,424)	(23)
Total shareholders’ equity	162,872	151,313

Total liabilities and shareholders’ equity	$1,636,441	$1,581,449

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest income:
Interest and fees on loans	$49,987	$38,712	$32,324
Interest on tax exempt loans	402	380	337
Taxable securities	7,191	7,025	5,628
Tax-exempt securities	2,601	3,117	1,510
Interest-earning deposits	1,716	676	210
Other	717	619	511
Total interest and dividend income	62,614	50,529	40,520

Interest expense:
Deposits	8,118	4,474	3,964
Federal Home Loan Bank advances	4,130	2,443	1,419
Junior subordinated notes	562	557	532
Other borrowings	479	210	117
Total interest expense	13,289	7,684	6,032

Net interest income	49,325	42,845	34,488

Provision for loan losses	1,201	1,897	274
Net interest income after provision for loan losses	48,124	40,948	34,214

Noninterest income:
Servicing income, net	546	401	487
Mortgage banking	958	1,118	904
Gain on sale of SBA loans	558	546	928
Gain (loss) on sale of investments, net	(543)	(1,102)	1,216
Other than temporary impairment	—	(757)	—
Equity securities gains (losses)	(344)	686	328
Service charges on deposit accounts	1,673	1,672	1,537
Interchange fees, net	1,102	913	732
Bank owned life insurance	872	803	489
Other	1,168	726	450
Total noninterest income	5,990	5,006	7,071

Noninterest expenses:
Compensation and employee benefits	22,643	20,168	17,164
Net occupancy	4,508	4,089	3,534
Federal Home Loan Bank prepayment penalties	—	—	118
Marketing and advertising	907	953	1,070
Federal deposit insurance	799	513	562
Professional and advisory	1,436	1,237	959
Data processing	2,077	1,684	1,554
Merger-related expenses	564	3,086	2,197
Net cost of operation of real estate owned	256	213	730
Other	3,882	3,904	3,526
Total noninterest expenses	37,072	35,847	31,414

Income before taxes	17,042	10,107	9,871

Income tax expense	3,127	7,528	3,495

Net income	$13,915	$2,579	$6,376

Earnings per common share:
Basic	$2.02	$0.39	$0.98
Diluted	$1.99	$0.39	$0.98
Weighted average common shares outstanding:
Basic	6,892,207	6,561,699	6,477,284
Diluted	7,007,925	6,658,614	6,489,931

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016

Net income	$13,915	$2,579	$6,376

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	(4,956)	6,347	(6,652)
Reclassification adjustment for securities gains realized in net income	970	1,104	(1,216)
Reclassification adjustment for other than temporary impairment of securities available for sale	—	757	—
Amortization of unrealized loss on securities transferred to held to maturity	—	—	578
Reduction in unrealized loss related to held to maturity securities transferred to available-for-sale	—	—	325
Change in deferred tax valuation allowance attributable to unrealized gains and losses on investment securities available for sale	—	202	377
Change in unrealized holding gains and losses on cash flow hedge	2	99	444
Reclassification adjustment for cash flow hedge effectiveness	(431)	(14)	32
Other comprehensive income (loss), before tax	(4,415)	8,493	(6,112)
Income tax effect related to items of other comprehensive income (loss)	1,005	(3,060)	2,392
Other comprehensive income (loss), after tax	(3,410)	5,433	(3,720)

Comprehensive income	$10,505	$8,012	$2,656

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Stock held by Rabbi Trust	Total
Balance, December 31, 2015	6,546,375	$—	$63,722	$69,763	$(1,736)	$(279)	$131,469

Net income	—	—	—	6,376	—	—	6,376
Other comprehensive income (loss), net of tax	—	—	—	—	(3,720)	—	(3,720)
Stock compensation expense	—	—	864	—	—	—	864
Vesting of restricted stock units, net of 4,477 shares surrendered	25,743	—	(87)	—	—	—	(87)
Repurchase of common stock	(104,568)	—	(1,835)	—	—	—	(1,835)
Balance, December 31, 2016	6,467,550	$—	$62,664	$76,139	$(5,456)	$(279)	$133,068

Net income	—	—	—	2,579	—	—	2,579
Other comprehensive income , net of tax	—	—	—	—	5,433	—	5,433
Stock compensation expense	—	—	917	—	—	—	917
Common stock issued for acquisition	395,666	—	9,872	—	—	—	9,872
Transfer of Rabbi Trust investments to common stock	—	—	—	—	—	(100)	(100)
Stock options exercised, net of 272 shares surrendered	476	—	(6)	—	—	—	(6)
Vesting of restricted stock units, net of 5,281 shares surrendered	28,499	—	(149)	—	—	—	(149)
Repurchase of common stock	(13,000)	—	(301)	—	—	—	(301)
Balance, December 31, 2017	6,879,191	$—	$72,997	$78,718	$(23)	$(379)	$151,313

Net income	—	—	—	13,915	—	—	13,915
Other comprehensive income , net of tax	—	—	—	—	(3,410)	—	(3,410)
Stock compensation expense	—	—	1,085	—	—	—	1,085
Stock options exercised , net of 3,019 shares surrendered	8,081	—	116	—	—	—	116
Vesting of restricted stock units, net of 6,049 shares surrendered	30,431	—	(147)	—	—	—	(147)
Cumulative effect of change in accounting principle	—	—	—	(9)	9	—	—
Balance, December 31, 2018	6,917,703	$—	$74,051	$92,624	$(3,424)	$(379)	$162,872

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$13,915	$2,579	$6,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(247)	(547)	631
Investment amortization, net	3,522	4,613	2,445
Equity securities losses (gains)	344	(686)	(328)
Provision for loan losses	1,201	1,897	274
Provision for real estate owned	98	292	655
Share-based compensation expense	1,085	917	864
Change in net deferred tax asset	2,335	7,097	2,922
Loss (gain) on sales of securities	543	1,102	(1,216)
Other than temporary impairment on investments	—	757	—
Income on bank owned life insurance, net	(872)	(803)	(489)
Mortgage banking income, net	(958)	(1,118)	(904)
Gain on sales of SBA loans	(558)	(546)	(928)
Net realized gain on sale of real estate owned	(4)	(268)	(222)
Loans originated for sale	(49,063)	(50,644)	(40,288)
Proceeds from sale of loans originated for sale	46,854	51,904	45,884
Net change in operating assets and liabilities:
Accrued interest receivable	(1,038)	32	(906)
Loan servicing rights	(81)	(153)	(259)
Other assets	(2,724)	675	2,053
Post employment benefits	(869)	(37)	(13)
Accrued interest payable	712	276	11
Other liabilities	(4,353)	486	628
Net cash provided by operating activities	$9,842	$17,825	$17,190

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from investing activities:
Activity for investment securities:
Purchases	$(123,100)	$(153,612)	$(267,263)
Maturities/calls and principal repayments	40,098	43,646	46,246
Sales	55,001	169,146	124,823
Net increase in loans	(70,310)	(100,015)	(56,829)
Proceeds from sale of Visa Class B restricted shares	427	—	—
Proceeds from sale of real estate owned	738	1,528	2,173
Proceeds from sale of fixed assets	—	64	—
Purchase of fixed assets	(3,697)	(729)	(357)
Purchase of Small Business Investment Company Holdings, at cost	(348)	(1,836)	(553)
Purchase of other investments, at cost	(78)	(425)	(5,873)
Redemptions of other investments, at cost	425	3,478	—
Net cash received (paid) in business combination	—	143,927	(5,913)
Purchase of bank owned life insurance	—	—	(10,000)
Net cash (used in) provided by investing activities	$(100,844)	$105,172	$(173,546)

Cash flows from financing activities:
Net increase in deposits	$60,047	$12,501	$24,973
Net increase (decrease) in escrow deposits	(39)	234	(26)
Proceeds from FHLB advances	371,000	979,501	795,600
Repayment of FHLB advances	(381,000)	(1,054,501)	(659,625)
Net increase in other borrowings	677	5,897	527
Cash received (paid for shares surrendered) upon exercise of stock options	116	(6)	—
Cash paid for shares surrendered upon vesting of restricted stock	(147)	(149)	(87)
Repurchase of common stock	—	(301)	(1,835)
Net cash provided by (used in) financing activities	$50,654	$(56,824)	$159,527

Increase(decrease) in cash and cash equivalents	(40,348)	66,173	2,644

Cash and cash equivalents, beginning of year	$109,467	$43,294	$40,650

Cash and cash equivalents, end of year	$69,119	$109,467	$43,294

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$13,522	$7,407	$6,021
Income taxes	$4,070	$208	$150

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$1,761	$958	$748
Loans originated for disposition of real estate owned	1,004	1,001	208
Purchased loans and investments to be settled	(2,020)	2,020	532
Transfer held to maturity investment securities to available for sale investment securities	—	—	30,368
Transfer of Rabbi Trust investments to Company stock	—	100	—
Reclassification for adoption of Accounting Standards Update 2016-01	617	—	—

Acquisitions
Assets acquired	$—	$193,191	$110,010
Liabilities assumed	$—	$325,138	$97,878
Net assets/(liabilities)	$—	$(131,947)	$12,132
Common stock issued in acquisitions	$—	$9,872	$—

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

Reclassification – Certain amounts in the prior years’ financial statements may have been reclassified to conform to the current year’s presentation. Certain investment securities were reclassified to either collateralized mortgage obligations with guarantees, or collateralized mortgage obligations with no guarantee to better align the investment securities by cash flow attributes. Interchange costs were reclassified as a reduction of interchange income as a result of the adoption of ASU 2016-08. The reclassifications had no effect on our results of operations or financial condition as previously reported.

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

Cash and Cash Equivalents – Cash and cash equivalents as presented in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows include vault cash and demand deposits at other institutions including the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Richmond (“FRB”). A portion of the cash on hand and on deposit with the FRB was required to meet regulatory reserve requirements.

Equity Securities - We use quoted market prices to determine the fair value of our equity securities. Our equity securities are in mutual funds some of which are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Other equity securities are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. Unrealized gains and losses and realized gains and losses on the sales of equity securities are included in Other noninterest income in the Consolidated Statements of Operations.

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

In the third quarter of 2016, the Company transferred its HTM investment portfolio to AFS in order to provide more flexibility managing its investment portfolio. As a result, the Company was prohibited from classifying any investment securities as HTM for two years from the date of the transfer.

Loans Held for Sale – Accounting Standards Codification (“ASC”) 820 (“ASC 820”), Fair Value Measurements and Disclosures allows companies to report selected financial assets and liabilities at fair value using the fair value option. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. The Company made the election in June 2018, to record mortgage loans held-for-sale at fair value under the fair value option, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting.

Small Business Administration (“SBA”) loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value.

When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the carrying amount of the loan at the time it is sold.

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

The Company originates SBA loans and sells the guaranteed portion into the secondary market. When the Company retains the right to service a sold SBA loan, the previous carrying amount is allocated between the guaranteed portion of the loan sold, the unguaranteed portion of the loan retained and the retained SBA servicing right based on their relative fair values on the date of transfer.

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

The allowance for non-impaired loans consists of a base historical loss reserve and a qualitative reserve. The loss rates for the base loss reserve are segmented into 18 loan categories and contain loss rates ranging from approximately 0.5% to 0.65%.

The qualitative reserve adjusts the average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Non-accrual and classified loans;
•	Collateral values;
•	Loan concentrations and loan growth; and
•	Economic conditions – including unemployment rates, housing prices and sales, and regional economic outlooks.

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

Real Estate Owned (“REO”) – Real estate properties acquired through loan foreclosure are initially recorded at the lower of the recorded investment in the loan or fair value less costs to sell. Losses arising from the initial foreclosure of property are charged against the ALL.

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

FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. The Company has evaluated its FHLB stock and concluded that it is not impaired because the FHLB Atlanta is currently paying cash dividends and redeeming stock at par. The FHLB requires members to purchase and hold a specified level of stock based upon the members asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as Other interest income in the Consolidated Statements of Operations.

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

We classify our derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges. Changes in the fair value of derivatives classified as fair value hedges and derivatives not designated as hedges are recognized in current period earnings. Changes in the fair value of derivatives classified as cash flow hedges are recorded in Accumulated Other Comprehensive Income.

Small Business Investment Company Holdings (“SBIC”) – SBIC holdings are included in other assets at the lower of cost or cost less a valuation allowance. SBIC holdings are reviewed annually for OTTI, or more frequently if events and circumstances indicate that the asset might be impaired, at which time a valuation allowance is established, if necessary.

Advertising Expense – Advertising costs are expensed as incurred. The Company’s advertising expenses were $0.9 million, $1.0 million, and $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

As a result of the analysis above, the Company concluded that a valuation allowance was not necessary as of December 31, 2018 and 2017.

Accrued taxes represent the net estimated amount due to or from taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. We evaluate and assess the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintain tax accruals consistent with the evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, as well as the current period’s income tax expense and can be significant to our operating results. As a result of the Tax Cuts and Jobs Act of 2017, the Company realized deferred tax expense of $4.9 million upon the revaluation in December 2017 of its deferred assets and deferred liabilities at the newly enacted Federal tax rate of 21%.

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

Interest and/or penalties related to income tax matters are recognized in income tax expense.

Allowance for Unfunded Commitments – In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that we use for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for unfunded commitments is calculated by applying historical loss rates from our ALL model to the estimated future utilization of our unfunded commitments. The allowance for unfunded commitments is included in Other liabilities in the Consolidated Balance Sheets and amounted to $0.1 million at December 31, 2018 and 2017.

Junior Subordinated Notes – The Trust is considered to be a variable interest entity since its common equity is not at risk. The Company does not hold a variable interest in the Trust, and therefore, is not considered to be the Trust’s primary beneficiary. As a result, the Company accounts for the junior subordinated notes issued to the Trust and its equity investment in the Trust on an unconsolidated basis. Debt issuance costs of the junior subordinated notes are being amortized over the term of the debt and amounted to $0.1 million as of December 31, 2018, 2017, and 2016.

Stock-based Compensation - We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant vesting period on a straight-line basis, and adjusts each period for anticipated forfeitures. Stock-based compensation is recognized only for awards that vest, and our periodic accrual of compensation cost is based on the estimated number of awards expected to vest. We measure the fair value of compensation cost related to restricted stock awards based on the closing market price of our common stock on the grant date.

Tax benefits realized upon the vesting of restricted shares that exceed the expense previously recognized for reporting purposes are recorded through the income statement as income tax benefit. If the tax benefit upon vesting is less than the expense previously recorded, the shortfall is recorded through the income statement as income tax expense.

Segments – The Company operates and manages itself within one banking segment and has, therefore, not provided segment disclosures.

Subsequent Events – Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than as described in Note 28.

Recently Issued Accounting Standards - In March 2017, the FASB issued amendments to Accounting Standards Update (“ASU”) 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The standard became effective for the Company on January 1, 2018, and did not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued amendments to ASU 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update was issued to simplify how an entity is required to test goodwill impairment. Under amendments to this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard becomes effective for Securities and Exchange Commission (“SEC”) filers beginning after December 15, 2019. As early adoption of ASU 2017-04 was permitted, the Company adopted the standard in the fourth quarter of 2018. The election to adopt ASU 2017-04 early had no impact on the Company’s financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU 2016-01 on January 1, 2018 resulted in a cumulative-effect adjustment of $9,000 to retained earnings from AOCI with a zero net effect on total shareholders’ equity as a result of the Company’s investment in equity securities. The adoption of ASU 2016-01 also resulted in separately reporting $0.6 million of equity securities with readily determinable fair value as of January 1, 2018, that were reported as available-for-sale investment securities as of December 31, 2017. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (see Note 25, Fair Value of Assets and Liabilities).

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change. These classification changes resulted in a reclassification of $1.0 million and $0.8 million from other noninterest expense to interchange income, net for the years ended December 31, 2017 and 2016, respectively. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the retrospective approach. See Note 26, Revenue Recognition for more information.

In June 2016, the FASB issued amendments to ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company has formed a cross-functional committee to provide corporate governance over the implementation of this update, has evaluated data sources and made process updates to capture additional relevant data, has identified a service provider to perform the calculation, and continues to attend seminars and forums specific to this update. The Company also engaged the service provider to assist with the implementation of the standard. The preliminary measurement of life of loan credit losses will be completed in the first quarter of 2019 and will be performed quarterly in 2019 in preparation for the January 1, 2020 effective date.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, this update is effective for fiscal years beginning after December 15, 2018, and initially required transition using a modified retrospective application to prior periods presented. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $0.5 million, respectively. We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet. We expect to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

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

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below:

	As Recorded by	Fair Value	As Recorded by
(Dollars in thousands)	Chattahoochee	Adjustments	the Company
Assets
Cash and cash equivalents	$22,625	$—	$22,625
Loans	159,540	(570)	158,970
Fixed assets	3,945	(408)	3,537
Accrued interest receivable	421	—	421
Core deposit intangible	—	2,070	2,070
Deferred tax asset	751	(751)	—
Other assets	1,579	(8)	1,571
Total assets acquired	$188,861	$333	$189,194

Liabilities
Deposits	$165,624	$472	$166,096
Accrued Interest payable	102	(14)	88
Other liabilities	4,463	(14)	4,449
Total liabilities assumed	170,189	444	170,633

Excess of assets acquired over liabilities assumed	$18,672	$(111)	$18,561
Consideration transferred
Cash			$25,448
Common stock issued (395,666 shares)			9,872
Total fair value of consideration transferred			35,320
Goodwill			$16,759

Stearns Bank, N.A.

On February 24, 2017, the Bank completed its acquisition of two branches from Stearns Bank, N.A. (“Stearns”). In connection with the acquisition, the Bank acquired the bank facilities and certain other assets and assumed $154.2 million of deposits. In consideration of the purchased assets and assumed liabilities, the Bank paid (1) the book value, or approximately $1.0 million, for the branch facilities and certain assets, and (2) a deposit premium of $5.7 million, equal to 3.65% of the average daily deposits for the 30- day period ending the tenth (10th) business day prior to the acquisition. The excess of net liabilities assumed over the cash received to settle the acquisition resulted in the establishment of $5.0 million of goodwill which is deductible over 15 years for tax purposes.

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
95

NOTE 4. INVESTMENT SECURITIES

The following table presents the holdings of our equity securities as of December 31, 2018, and 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Mutual funds	$6,178	$6,095

Equity securities with a fair value of $5.6 million as of December 31, 2018 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of December 31, 2018 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. There were losses on equity securities of $0.3 million for the year ended December 31, 2018, and gains of $0.7 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. The CRA mutual fund was reclassified as an equity security on January 1, 2018.

The Company’s HTM investment portfolio was transferred to AFS during the third quarter of 2016 in order to provide the Company more flexibility managing its investment portfolio. As a result of the transfer, the Company was prohibited from classifying any investment securities as HTM for two years from the date of the transfer. There are no securities classified as HTM at December 31, 2018.

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

The Company sold approximately $45.0 million of tax exempt municipal securities in December 2017, realizing a net loss of $1.1 million, in response to the Tax Reform. One tax exempt municipal security that had been identified for sale did not execute until January 2018 resulting in OTTI of $0.1 million based on the established fair value.

The amortized cost and estimated fair values of securities classified as AFS are summarized as follows:

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Treasury & Government Agencies	$34,068	$74	$(152)	$33,990
Municipal Securities	115,860	209	(1,667)	114,402
Mortgage-backed Securities - Guaranteed	86,664	98	(1,578)	85,184
Collateralized Mortgage Obligation - Guaranteed	22,492	47	(650)	21,889
Collateralized Mortgage Obligation - Non Guaranteed	69,774	125	(728)	69,171
Collateralized Loan Obligations	15,534	1	(458)	15,077
Corporate bonds	19,936	232	(143)	20,025
	$364,328	$786	$(5,376)	$359,738

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Treasury & Government Agencies	$20,529	$7	$(13)	$20,523
Municipal Securities	93,250	975	(366)	93,859
Mortgage-backed Securities - Guaranteed	129,314	112	(1,387)	128,039
Collateralized Mortgage Obligation - Guaranteed	10,559	—	(257)	10,302
Collateralized Mortgage Obligation - Non Guaranteed	64,706	323	(336)	64,693
Collateralized Loan Obligations	5,555	6	(22)	5,539
Corporate bonds	18,925	409	(43)	19,291
Mutual funds	629	—	(12)	617
	$343,467	$1,832	$(2,436)	$342,863

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$23,423	$152	$—	$—	$23,423	$152
Municipal Securities	33,028	421	56,153	1,246	89,181	1,667
Mortgage-backed Securities - Guaranteed	27,692	370	45,619	1,208	73,311	1,578
Collateralized Mortgage Obligations - Guaranteed	2,042	19	15,294	631	17,336	650
Collateralized Mortgage Obligations - Non Guaranteed	22,383	185	30,471	543	52,854	728
Collateralized loan obligations	11,618	404	1,449	54	13,067	458
Corporate bonds	2,492	45	3,345	98	5,837	143
	$122,678	$1,596	$152,331	$3,780	$275,009	$5,376

	December 31, 2017
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$9,943	$11	$998	$2	$10,941	$13
Municipal Securities	11,043	61	22,982	305	34,025	366
Mortgage-backed Securities - Guaranteed	51,185	447	47,637	940	98,822	1,387
Collateralized Mortgage Obligations - Guaranteed	4,139	57	6,163	200	10,302	257
Collateralized Mortgage Obligations - Non Guaranteed	25,862	225	10,654	111	36,516	336
Collateralized loan obligations	3,520	22	—	—	3,520	22
Corporate bonds	1,304	9	1,044	34	2,348	43
Mutual funds	—	—	617	12	617	12
	$106,996	$832	$90,095	$1,604	$197,091	$2,436

Information pertaining to the number of securities with unrealized losses is detailed in the table below. Management of the Company believes all unrealized losses as of December 31, 2018 and 2017 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	December 31, 2018
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	14	—	14
Municipal Securities	31	52	83
Mortgage-backed Securities - Guaranteed	21	43	64
Collateralized Mortgage Obligations - Guaranteed	1	8	9
Collateralized Mortgage Obligations - Non Guaranteed	12	22	34
Collateralized Loan Obligations	6	1	7
Corporate bonds	3	4	7
	88	130	218
	December 31, 2017
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	6	1	7
Municipal Securities	11	22	33
Mortgage-backed Securities - Guaranteed	42	34	76
Collateralized Mortgage Obligations - Guaranteed	2	3	5
Collateralized Mortgage Obligations - Non Guaranteed	16	8	24
Collateralized Loan Obligations	2	—	2
Corporate bonds	2	1	3
Mutual funds	—	1	1
	81	70	151

The Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
AFS
Gross proceeds	$55,001	$169,146	$124,823
Gross realized gains	77	558	1,261
Gross realized losses	1,047	1,660	45

Visa Class B Restricted Shares
Gross proceeds	427	—	—
Gross realized gains	427	—	—
Gross realized losses	—	—	—

Total
Gross proceeds	$55,428	$169,146	$124,823
Gross realized gains	504	558	1,261
Gross realized losses	1,047	1,660	45
99

The Company had securities pledged against deposits and borrowings of approximately $155.8 million and $143.3 million at December 31, 2018 and 2017, respectively.

The amortized cost and estimated fair value of investments in debt securities at December 31, 2018, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Over 1 year through 5 years	$6,544	$6,563
After 5 years through 10 years	28,661	28,581
Over 10 years	150,193	148,350
	185,398	183,494
Mortgage-backed securities	178,930	176,244

Total	$364,328	$359,738
100

NOTE 5. LOANS RECEIVABLE

Loans receivable balances are summarized as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Real estate mortgage loans:
One-to four-family residential	$325,560	$304,107
Commercial real estate	498,106	453,725
Home equity loans and lines of credit	48,679	49,877
Residential construction	39,533	37,108
Other construction and land	104,645	101,447
Total real estate loans	1,016,523	946,264

Commercial and industrial	54,410	56,939
Consumer	6,842	5,700
Total commercial and consumer	61,252	62,639

Loans receivable, gross	1,077,775	1,008,903

Less: Net deferred loan fees	(1,000)	(1,431)
Fair value discount	(1,048)	(2,012)
Hedged loans basis adjustment (See Note 9)	245	—
Unamortized premium	333	389
Unamortized discount	(236)	(710)

Loans receivable, net of deferred fees	$1,076,069	$1,005,139

The Bank had $256.1 million and $231.8 million of loans pledged as collateral to secure funding with FHLB at December 31, 2018 and 2017, respectively. The Bank also had $114.4 million and $108.3 million of loans pledged as collateral to secure funding with the FRB Discount Window at December 31, 2018 and 2017, respectively.

Included in loans receivable and other borrowings at December 31, 2018 and 2017 are $4.3 million and $3.6 million in participated loans, respectively, that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

101

The following table presents the activity related to the discount on individually purchased loans:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Discount on purchased loans, beginning of period	$710	$1,150	$1,366
Accretion	(474)	(440)	(216)
Discount on purchased loans, end of period	$236	$710	$1,150

 The following table presents the activity related to the fair value discount on loans from business combinations:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Fair value discount, beginning of period	$2,012	$857	$72
Additional discount from acquisitions	—	2,479	960
Accretion	(964)	(1,324)	(175)
Discount on acquired loans, end of period	$1,048	$2,012	$857

 There were no purchase credit impaired loans as of December 31, 2018, or 2017.

The aggregate principal amounts outstanding to executive officers and directors of the Company made in the ordinary course of business as of and for the years ended December 31 is detailed in the table below:

	December 31,
	2018	2017
Beginning of year	$8,114	$8,222
New loans	208	428
Repayments	(950)	(536)
End of year	$7,372	$8,114
102

NOTE 6. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the activity in the allowance for loan losses:

	Year Ended December 31, 2018
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887
Provision	(1)	674	184	148	219	177	(200)	1,201
Charge-offs	(124)	(75)	(283)	—	(40)	(84)	(108)	(714)
Recoveries	16	167	43	1	46	12	326	611
Ending balance	$3,909	$5,130	$560	$452	$1,250	$608	$76	$11,985
	Year Ended December 31, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
Provision	1,181	503	201	118	318	(53)	(371)	1,897
Charge-offs	(93)	(193)	(268)	—	(289)	(68)	(60)	(971)
Recoveries	118	75	6	—	148	25	284	656
Ending balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887

	Year Ended December 31, 2016
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Beginning balance	$2,455	$3,221	$1,097	$278	$1,400	$603	$407	$9,461
Provision	413	1,016	(486)	(125)	(122)	(85)	(337)	274
Charge-offs	(133)	(431)	(158)	—	(560)	(63)	(201)	(1,546)
Recoveries	77	173	224	32	130	144	336	1,116
Ending balance	$2,812	$3,979	$677	$185	$848	$599	$205	$9,305
103

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the recorded investment in loans:

	December 31, 2018
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$79	$27	$—	$—	$54	$7	$—	$167
Collectively evaluated for impairment	3,830	5,103	560	452	1,196	601	76	11,818
	$3,909	$5,130	$560	$452	$1,250	$608	$76	$11,985

Loans Receivable
Individually evaluated for impairment	$2,900	$6,019	$313	$—	$1,377	$276	$—	$10,885
Collectively evaluated for impairment	322,255	490,530	48,512	39,488	103,087	54,367	6,945	1,065,184
	$325,155	$496,549	$48,825	$39,488	$104,464	$54,643	$6,945	$1,076,069
	December 31, 2017
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$185	$56	$—	$—	$66	$15	$—	$322
Collectively evaluated for impairment	3,833	4,308	616	303	959	488	58	10,565
	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887

Loans Receivable
Individually evaluated for impairment	$3,873	$5,714	$313	$—	$1,443	$291	$—	$11,634
Collectively evaluated for impairment	299,111	445,315	49,648	37,144	99,725	56,785	5,777	993,505
	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139

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

104

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

Description of Loan Portfolio Segment and Class Risks

Each of our loan portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list in not exhaustive, it provides a description of the risks that management has determined are the most significant.

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

105

Residential mortgage construction and other construction and land

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

106

The following tables present the recorded investment in loans by loan grade:

December 31, 2018
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
1	$—	$7,569	$—	$—	$—	$1,264	$7	$8,840
2	—	7,860	—	—	—	20	—	7,880
3	31,623	87,756	5,212	9,365	12,111	15,685	264	162,016
4	121,688	280,630	4,014	18,358	61,646	22,374	245	508,955
5	24,738	88,698	615	3,404	17,630	12,307	5	147,397
6	321	7,867	—	1	1,303	495	—	9,987
7	674	5,725	—	—	376	487	—	7,262
	$179,044	$486,105	$9,841	$31,128	$93,066	$52,632	$521	$852,337

Ungraded Loan Exposure:

Performing	$145,470	$10,420	$38,806	$8,360	$11,334	$2,011	$6,424	$222,825
Nonperforming	641	24	178	—	64	—	—	907
Subtotal	$146,111	$10,444	$38,984	$8,360	$11,398	$2,011	$6,424	$223,732

Total	$325,155	$496,549	$48,825	$39,488	$104,464	$54,643	$6,945	$1,076,069

December 31, 2017
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
1	$—	$9,086	$—	$—	$—	$1,665	$11	$10,762
2	1,164	12,360	—	—	904	1,272	—	15,700
3	34,593	78,485	5,312	7,262	9,207	15,117	377	150,353
4	99,816	249,103	3,901	16,294	57,065	25,137	523	451,839
5	22,639	87,745	943	3,111	18,806	13,064	8	146,316
6	1,741	8,623	—	—	2,055	306	—	12,725
7	2,112	5,371	—	—	425	474	—	8,382
	$162,065	$450,773	$10,156	$26,667	$88,462	$57,035	$919	$796,077

Ungraded Loan Exposure:

Performing	$140,013	$256	$39,685	$10,477	$12,623	$41	$4,846	$207,941
Nonperforming	906	—	120	—	83	—	12	1,121
Subtotal	$140,919	$256	$39,805	$10,477	$12,706	$41	$4,858	$209,062

Total	$302,984	$451,029	$49,961	$37,144	$101,168	$57,076	$5,777	$1,005,139
107

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
One-to-four family residential	$3,562	$1,317	$84	$4,963	$320,192	$325,155
Commercial real estate	2,615	—	1,782	4,397	492,152	496,549
Home equity and lines of credit	400	457	73	930	47,895	48,825
Residential construction	—	—	1	1	39,487	39,488
Other construction and land	613	32	64	709	103,755	104,464
Commercial	307	25	121	453	54,190	54,643
Consumer	27	4	—	31	6,914	6,945
Total	$7,524	$1,835	$2,125	$11,484	$1,064,585	$1,076,069
	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
One-to-four family residential	$3,941	$591	$562	$5,094	$297,890	$302,984
Commercial real estate	2,093	308	683	3,084	447,945	451,029
Home equity and lines of credit	308	27	120	455	49,506	49,961
Residential construction	501	—	—	501	36,643	37,144
Other construction and land	1,711	21	93	1,825	99,343	101,168
Commercial	488	1	95	584	56,492	57,076
Consumer	27	25	10	62	5,715	5,777
Total	$9,069	$973	$1,563	$11,605	$993,534	$1,005,139

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans:

	December 31, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$845	$923	$—	$2,266	$2,376	$—
Commercial real estate	3,835	6,207	—	4,050	6,119	—
Home equity and lines of credit	283	283	—	313	428	—
Other construction and land	365	366	—	571	678	—
	$5,328	$7,779	$—	$7,200	$9,601	$—

Loans with a valuation allowance
One-to four-family residential	$2,055	$2,055	$79	$1,607	$1,607	$185
Commercial real estate	2,184	2,184	27	1,664	1,664	56
Home equity and lines of credit	30	30	—	—	—	—
Other construction and land	1,012	1,012	54	872	872	66
Commercial	276	276	7	291	291	15
	$5,557	$5,557	$167	$4,434	$4,434	$322

Total
One-to four-family residential	$2,900	$2,978	$79	$3,873	$3,983	$185
Commercial real estate	6,019	8,391	27	5,714	7,783	56
Home equity and lines of credit	313	313	—	313	428	—
Other construction and land	1,377	1,378	54	1,443	1,550	66
Commercial	276	276	7	291	291	15
	$10,885	$13,336	$167	$11,634	$14,035	$322
108

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	For the Year Ended December 31,
	2018		2017		2016
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$940	$71	$2,415	$116	$2,758	$117
Commercial real estate	6,250	136	6,188	128	7,834	116
Home equity and lines of credit	283	18	428	55	328	10
Other construction and land	373	22	686	20	923	27
	$7,846	$247	$9,717	$319	$11,843	$270

Loans with a valuation allowance
One-to-four family residential	$2,145	$72	$1,642	$75	$1,162	$48
Commercial real estate	2,252	94	1,685	87	2,098	82
Home equity and lines of credit	145	—	—	—	100	4
Other construction and land	1,169	47	908	38	1,027	37
Commercial	283	23	299	21	312	19
	$5,994	$236	$4,534	$221	$4,699	$190

Total
One-to-four family residential	$3,085	$143	$4,057	$191	$3,920	$165
Commercial real estate	8,502	230	7,873	215	9,932	198
Home equity and lines of credit	428	18	428	55	428	14
Other construction and land	1,542	69	1,594	58	1,950	64
Commercial	283	23	299	21	312	19
	$13,840	$483	$14,251	$540	$16,542	$460

Nonperforming Loans

The following table summarizes the balances of nonperforming loans. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	December 31,
	2018	2017
	(Dollars in thousands)
One-to-four family residential	$1,037	$1,421
Commercial real estate	3,266	2,666
Home equity loans and lines of credit	178	120
Other construction and land	256	464
Commercial	120	95
Consumer	—	12
Non-performing loans	$4,857	$4,778
109

Troubled Debt Restructurings (TDRs)

The following tables summarize TDRs as of the dates indicated:

	December 31, 2018
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)
One-to-four family residential	$2,154	$361	$2,515
Commercial real estate	3,690	1,462	5,152
Home equity and lines of credit	283	30	313
Other construction and land	1,185	192	1,377
Commercial	276	—	276

	$7,588	$2,045	$9,633

	December 31, 2017
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)
One-to-four family residential	$3,452	$—	$3,452
Commercial real estate	3,805	1,438	5,243
Home equity and lines of credit	313	—	313
Other construction and land	1,091	370	1,461
Commercial	291	—	291

	$8,952	$1,808	$10,760

Loan modifications that were deemed TDRs at the time of the modification during the period presented are summarized in the table below:

	For the Year Ended December 31, 2018
(Dollars in thousands)	Number of Loans	Recorded Investment
Extended payment terms
Commercial real estate	1	$206
	1	$206
110

	For the Year Ended December 31, 2017
(Dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Forgiveness of principal:
Other construction and land	1	$242	$166
	1	$242	$166

There were no TDRs that defaulted during the years ending December 31, 2018 or December 31, 2017 and which were modified as TDRs within the previous 12 months.

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

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit, which was $24.6 million at December 31, 2018 and $22.1 million at December 31, 2017.

The Company’s loans were concentrated in the following categories:

	December 31,
	2018	2017
Real estate loans:
One- to four-family residential	30.2%	30.1%
Commercial	46.2	45.0
Home equity loans and lines of credit	4.5	4.9
Residential construction	3.7	3.7
Other construction and land	9.7	10.1
Commercial	5.1	5.6
Consumer	0.6	0.6
Total loans, gross	100%	100%

NOTE 8. FIXED ASSETS

Fixed assets are summarized as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Land and improvements	$10,554	$10,054
Buildings	24,947	22,452
Furniture, fixtures, and equipment	9,386	8,767
Construction in process	93	52
Total fixed assets	$44,980	$41,325
Less accumulated depreciation	(18,595)	(17,212)
Fixed assets, net	$26,385	$24,113

Depreciation and leasehold amortization expense was $1.4 million for the years ended December 31, 2018, and 2017, and $1.2 million for the year ended December 31, 2016.

The Bank has entered into operating leases in connection with its retail branch operations. These leases expire at various dates through May 2022. Total rental expense was approximately $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Following is a schedule of approximate annual future minimum lease payments under operating leases that have initial or remaining lease terms in excess of one year (in thousands):

2019	$155
2020	69
2021	53
2022	18
Total minimum lease commitments	$295

NOTE 9. REO

The following tables summarizes real estate owned and changes in the valuation allowance for real estate owned as of and for the periods indicated:

	As of December 31,
(Dollars in thousands)	2018	2017
Real estate owned, gross	$3,246	$3,585
Less: Valuation allowance	753	1,017

Real estate owned, net	$2,493	$2,568
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Valuation allowance, beginning	$1,017	$1,424	$1,372
Provision charged to expense	98	292	655
Reduction due to disposal	(362)	(699)	(603)
Valuation allowance, ending	$753	$1,017	$1,424

As of December 31, 2018, the Company had no loans secured by residential real estate properties for which formal foreclosure proceedings were in process. As of December 31, 2018, the Company had $0.2 million of residential real estate properties included in real estate owned.

NOTE 10. BANK OWNED LIFE INSURANCE (“BOLI”)

The following table summarizes the composition of our BOLI:

	December 31,
	2018	2017
	(Dollars in thousands)
Separate account	$2,535	$2,504
General account	19,004	18,491
Hybrid	11,347	11,155
Total	$32,886	$32,150

The assets of the separate account are invested in the PIMCO Mortgage-backed securities account which is composed primarily of U.S. Treasury and U.S. government agency mortgage-backed securities with a rating of Aaa and repurchase agreements with a rating of P-1. The assets of the general account are invested in six different insurance carriers with ratings ranging from A+ to A++. The assets of the hybrid account are invested in two different insurance carriers with ratings ranging from A+ to A++. Certain BOLI holdings were reallocated during 2017 from the separate account to the higher yielding hybrid account as allowed by the individual policies.

NOTE 11. LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets with the exception of $4.3 million, $3.6 million, and $2.7 million as of December 31, 2018, 2017, and 2016, respectively, for which loan sale accounting did not apply. The unpaid principal balances of mortgage and SBA loans serviced for others is detailed below.

December 31,
2018	2017	2016
(Dollars in thousands)
$284,091	$276,782	$264,264

The following summarizes the activity in the balance of loan servicing rights:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Loan servicing rights, beginning of period	$2,756	$2,603	$2,344
Capitalization from loans sold	433	618	604
Fair value adjustment	(352)	(465)	(345)
Loan servicing rights, end of period	$2,837	$2,756	$2,603

The Company held custodial escrow deposits of $0.2 million and $0.5 million for loan servicing accounts at December 31, 2018 and 2017, respectively.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had $23.9 million of goodwill as of both December 31, 2018 and 2017. The following is a summary of changes in the carrying amounts of goodwill:

	Years Ended December 31,
	2018	2017
	Dollars in thousands
Balance at beginning of period	$23,903	$2,065
Additions:
Prior acquisitions measurement period adjustments	—	63
Goodwill from current year acquisitions	—	21,775
Balance at end of period	$23,903	$23,903

Management performed a Step 1 assessment comparing the fair value of the Company to its carrying amount and concluded there was no goodwill impairment at December 31, 2018.

The Company had $3.6 million and $4.3 million of core deposit intangibles as of December 31, 2018 and 2017, respectively. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	Years Ended December 31,
	2018	2017
	Dollars in thousands
Gross balance at beginning of period	$4,840	$1,120
Additions from acquisitions	—	3,720
Gross balance at end of period	4,840	4,840
Less accumulated amortization	(1,263)	(571)
Core deposit intangible, net	$3,577	$4,269

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles is $0.7 million for each of the next four years, $0.6 million in the fifth year, and $0.3 million in the final year.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company’s agreements with its interest rate swap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At December 31, 2018, the Company had one derivative in a net liability position of $0.2 million under these agreements.

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

	Derivative Assets (1)		Derivative Liabilities (1)
	December 31,		December 31,
	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$354	$561	$462	$—
Total	$354	$561	$462	$—

Derivatives not designated as hedging instruments:
Mortgage derivatives	$34	$73	$22	$—
Total	$34	$73	$22	$—

(1) All derivative assets are located in “Other assets” on the consolidated balance sheets and all derivative liabilities are located in “Other liabilities” on the consolidated balance sheets.

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income:

	Years Ended December 31,
	2018		2017		2016
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$62,614	$13,289	$50,529	$7,684	$40,520	$6,032
Amounts related to fair value hedging relationships
Interest rate swaps:
Hedged items	245	—	—	—	—	—
Derivatives designated as hedging instruments	(313)	—	—	—	—	—

Amounts related to cash flow hedging relationships
Interest rate swaps:
Amount reclassified from accumulated other comprehensive loss into income	—	(431)	—	(14)	—	32

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

As of December 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(dollars in thousands)	Carrying amount of the hedged assets	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the balance sheet in which the hedged item is included	December 31, 2018	December 31, 2018
Loans receivable (1)	$100,519	$245

(1) These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2018, the amortized cost basis of the closed portfolio used in the the hedging relationship was $100.5 million, the cumulative basis adjustment associated with the hedging relationship was $0.2 million, and the amount of the designated hedged item was $25.0 million.

The Company had no interest rate swaps that were designated as fair value hedges as of December 31, 2017.

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

The structures of the swap agreements designated as cash flow hedges are described in the table below (dollars in thousands):

Underlyings	Designation	Notional	Payment Provision	Life of Swap Contract
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 0.958%/Receive 3 month LIBOR	4 yrs
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 3.02%/Receive 3 month LIBOR	3 yrs

The table below presents the effect of the Company’s derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Years Ended December 31,
Interest rate swaps	Location	2018	2017	2016
Amounts recognized in AOCI on derivatives	OCI	$2	$99	$444
Amounts reclassified from AOCI into income	Interest expense	(431)	(14)	32
Amounts recognized in consolidated statement of comprehensive income		$(429)	$85	$476
118

Derivatives Not Designated as Hedging Instruments

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are described above. At December 31, 2018 and December 31, 2017, the Company had the following IRLCs and forward commitments for the future delivery of residential mortgage loans.

	As of December 31,
(Dollars in thousands)	2018	2017
Mortgage derivatives
Interest rate lock commitments	$1,627	$5,705
Forward sales commitment	3,500	5,705

The table below presents the effect of the Company’s derivatives not designated as hedging instruments for the periods presented:

		Years Ended December 31,
Interest rate products	Location	2018	2017	2016
		(Dollars in thousands)
Amount of gain (loss) recognized in income on forward commitments	Noninterest income	$(55)	$9	$3
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	(12)	4	11
Amount of gain (loss) recognized in income on derivatives not designated as hedging instruments		$(67)	$13	$14
119

NOTE 14. DEPOSITS

The following table summarizes deposit balances and the related interest expense by type of deposit:

	As of and for the Year Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$184,404	$—	$179,457	$—	$139,136	$—
Interest-bearing demand	209,085	374	226,718	228	122,271	160
Money market	356,086	2,637	308,767	1,022	239,387	770
Savings	50,716	59	50,500	53	40,014	49
Time deposits	420,949	5,048	396,735	3,171	289,205	2,985
	$1,221,240	$8,118	$1,162,177	$4,474	$830,013	$3,964

 The following table indicates wholesale deposits included in the money market and time deposits amounts above:

	December 31,
(Dollars in thousands)	2018	2017
Wholesale money market	$5,030	$2,020
Wholesale time deposits	70,978	39,105
	$76,008	$41,125

Contractual maturities of time deposit accounts are summarized as follows:

(Dollars in thousands)	December 31, 2018
2019	$226,307
2020	54,539
2021	66,371
2022	22,047
2023	22,435
Thereafter	29,250
$420,949

The following table presents the activity related to the fair value premium on acquired time deposits:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Time deposit premium, beginning of period	$1,102	$420	$30
Additional premium for acquisitions	—	1,534	648
Accretion	(945)	(852)	(258)
Time deposit premium, end of period	$157	$1,102	$420

The Company had time deposit accounts in amounts of $250 thousand or more totaling $57.9 million and $55.8 million at December 31, 2018 and 2017, respectively.

The Company had deposits from related parties of $1.9 million and $1.6 million at December 31, 2018 and 2017, respectively.

NOTE 15. BORROWINGS

The Company has total credit availability with the FHLB of up to 30% of assets, subject to the availability of qualified collateral. As collateral for these borrowings, the Company pledges certain investment securities, its FHLB stock, and its entire loan portfolio of qualifying mortgages (as defined) under a blanket collateral agreement with the FHLB. At December 31, 2018, the Company had unused borrowing capacity with the FHLB of $46.4 million based on collateral pledged at that date. The Company has total additional credit availability with FHLB of $282.0 million as of December 31, 2018, if additional collateral was available and pledged.

The following tables summarize the outstanding FHLB advances as of the dates indicated:

December 31, 2018				December 31, 2017
Balance	Type	Rate	Maturity	Balance	Type	Rate	Maturity
(Dollars in thousands)				(Dollars in thousands)
$5,000	Fixed Rate	2.26%	1/7/2019	$5,000	Fixed Rate	1.29%	1/5/2018
25,000	Fixed Rate	2.33%	2/7/2019	20,000	Fixed Rate	1.37%	2/8/2018
20,000	Fixed Rate	2.49%	2/8/2019	20,500	Adjustable rate	1.48%	5/24/2018
5,000	Fixed Rate	2.34%	4/3/2019	15,000	Adjustable rate	1.60%	3/29/2018
20,000	Fixed Rate	2.54%	4/5/2019	5,000	Fixed Rate	1.29%	4/2/2018
1,000	Fixed Rate	1.62%	5/13/2019	20,000	Fixed Rate	1.37%	4/16/2018
25,000	Fixed Rate	2.67%	5/28/2019	25,000	Fixed Rate	1.36%	5/7/2018
2,000	Fixed Rate	1.53%	6/12/2019	50,000	Fixed Rate	1.59%	5/24/2018
5,000	Fixed Rate	2.54%	7/2/2019	5,000	Fixed Rate	1.26%	6/5/2018
25,000	Fixed Rate	2.82%	8/26/2019	5,000	Fixed Rate	1.39%	6/6/2018
10,000	Fixed Rate	2.68%	9/30/2019	10,000	Fixed Rate	0.84%	6/29/2018
10,500	Fixed Rate	2.79%	11/26/2019	5,000	Fixed Rate	1.40%	7/2/2018
10,000	Fixed Rate	2.12%	12/30/2019	5,000	Fixed Rate	1.38%	7/2/2018
5,000	Fixed Rate	2.12%	12/30/2019	10,000	Fixed Rate	1.52%	9/28/2018
5,000	Fixed Rate	2.67%	1/2/2020	5,000	Fixed Rate	1.51%	12/31/2018
15,000	Fixed Rate	2.88%	3/30/2020	1,000	Fixed Rate	1.62%	5/13/2019
10,000	Fixed Rate	2.89%	5/26/2020	2,000	Fixed Rate	1.53%	6/12/2019
10,000	Fixed Rate	2.68%	6/29/2020	10,000	Fixed Rate	2.12%	12/30/2019
5,000	Fixed Rate	2.72%	12/31/2020	5,000	Fixed Rate	2.12%	12/30/2019
$213,500		2.58%		$223,500		1.48%

The scheduled annual maturities of FHLB advances and respective weighted average rates are as follows:

December 31, 2018
Year	Balance	Weighted Average Rate
(Dollars in thousands)
2019	168,500	2.52%
2020	45,000	2.80%
	$213,500	2.58%

The Company also maintained approximately $48.3 million in borrowing capacity with the FRB discount window as of both December 31, 2018 and 2017. The Company had no FRB discount window borrowings outstanding at December 31, 2018 or 2017. The rate charged on discount window borrowings is currently the Fed Funds target rate plus 0.50% (i.e., 3.00% as of December 31, 2018).

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of both December 31, 2018 and 2017.

The Company also had other borrowings of $4.3 million and $3.6 million at December 31, 2018, and 2017, respectively, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

NOTE 16. JUNIOR SUBORDINATED DEBT

The Company issued $14.4 million of junior subordinated notes to its wholly owned subsidiary, Macon Capital Trust I, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier I capital for the Company. The notes accrue interest quarterly at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest revenue and manage our exposure to interest rate movement, we entered into an interest rate swap in June 2016. The 2016 swap contract involves the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the contract. The effective interest rate was 3.76% at December 31, 2018 and 2017. The notes mature on March 30, 2034.

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

The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. As of December 31, 2018, the Company was current on all interest payments due.

NOTE 17. EMPLOYEE BENEFIT PLANS

The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have attained the age of 21. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company matches employee contributions based on the plan guidelines. The Company contribution totaled $0.6 million for years ended December 31, 2018 and 2017, and $0.5 million for the year ended December 31, 2016.

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

A summary of the key terms and accounting for each plan are as follows:

•	Supplemental Executive Retirement Plan (“SERP”) – provides a post-retirement income stream to several current and former executives. The estimated present value of the future benefits to be paid during a post-retirement period of 216 months is accrued over the period from the effective date of the agreement to the expected date of retirement. The SERP is an unfunded plan and is considered a general contractual obligation of the Company. The Company recorded expense related to the SERP utilizing a discount rate of 4.0% for the years ended December 31, 2018, 2017, and 2016.

•	CAP Equity Plan (“Plan”) – provides a post-retirement benefit payable in cash to several current and former officers and directors. During 2015, the Company funded a Rabbi Trust to seek to generate returns that will fund the cost of certain deferred compensation agreements associated with the Plan. Some Plan participants elected to have their benefits tied to the value of specific assets, including, for example, the Company’s common stock. The remaining participants elected to continue receiving interest of 8% which is accrued on such participant’s unpaid balance after termination from the Company, subject to the terms of the Plan. The Plan was frozen in 2009, and no additional deferrals are allowed.
122

•	Director Consultation Plan – provides a post-retirement monthly benefit for continuing to provide consulting services as needed. The gross amounts of the future payments are accrued.

•	Life Insurance Plan – provides an endorsement split dollar benefit to several current and former executives, under which the Company has agreed to maintain an insurance policy during the executive’s retirement and to provide the executive with a death benefit. The estimated cost of insurance for the portion of the policy expected to be paid as a split dollar death benefit in each post-retirement year is measured for the period between expected retirement age and the earlier of (a) expected mortality and (b) age 95. The resulting amount is then allocated on a present value basis to the period ending on the participant’s full eligibility date. A discount rate of 4% and life expectancy based on the 2001 Valuation Basic Table has been assumed.

The following table summarizes the liabilities for each plan as of the dates indicated:

	December 31,
	2018	2017
	(Dollars in thousands)
SERP	$4,116	$4,288
CAP Equity	4,148	4,708
Director Consultation	177	246
Life Insurance	864	932
	$9,305	$10,174

The expense related to the plans noted above totaled $0.3 million, $0.6 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 19. SHARE-BASED COMPENSATION

The Company provides stock-based awards through its 2015 Long-Term Stock Incentive Plan which provides for awards of restricted stock, restricted stock units, stock options, and performance units to directors, officers, and employees. The cost of equity-based awards under the 2015 Long-Term Stock Incentive Plan generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the plan is 1,333,922; including the initial authorization in 2015 of 458,246 for stock options and 196,391 for awards of restricted stock and an additional authorization in 2018 of 467,929 for awards of stock options and 211,356 for awards of restricted stock units. Shares of common stock awarded under the 2015 Long-Term Stock Incentive Plan may be issued from authorized but unissued shares or shares purchased on the open market.

Share-based compensation expense related to stock options and restricted stock units recognized was $1.1 million for the year ended December 31, 2018, and $0.9 million for both of the years ended December 31, 2017 and 2016.

The table below presents restricted stock unit and stock option activity and related information:

	Restricted Stock Units		Stock Options
(Dollars in thousands, except per share data)	Shares	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
December 31, 2016	145,580	$18.36	407,200	$18.41
Granted	18,600	25.76	40,900	25.92
Vested/Exercised	(33,780)	18.39	(3,600)	18.55
Forfeited	(5,200)	18.55	(11,200)	18.55
December 31, 2017	125,200	19.44	433,300	19.11
Granted	26,500	27.42	57,000	27.43
Vested/Exercised	(36,480)	19.13	(11,100)	18.49
Forfeited	(3,060)	18.55	(7,140)	18.55
December 31, 2018	112,160	21.45	472,060	20.14	7.46	$881

Vested/Exercisable at December 31, 2018	—	$—	218,660	$18.72	7.04	$486

The following is a summary of stock options outstanding at December 31, 2018:

Options Outstanding				Options Exercisable
Shares	Range	Wtd Ave Price	Ave Remaining Life	Shares	Wtd Ave Price	Ave Remaining Life
5,000	$16.00-17.00	$16.75	7.14	2,000	$16.75	7.14
40,500	17.01-18.00	17.45	7.41	16,200	17.45	7.41
328,660	18.01-18.55	18.54	6.95	192,280	18.54	6.94
29,000	18.56-25.00	24.02	8.55	5,800	24.02	8.55
68,900	25.01-30.55	27.97	9.48	2,380	30.55	8.98
472,060		20.14	7.46	218,660	18.72	7.04

The weighted average fair value of options granted in 2018 and 2017 was $6.29 and $5.30, respectively. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The Company is a newly public company as defined by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110. As such, the expected term of the options is based on a calculated average life using the “simplified method.”

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted:

	Year Ended December 31,
	2018	2017
Fair value per option	$6.29	$5.30
Expected life (years)	6.5 years	6.5 years
Expected stock price volatility	13.91%	13.40%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.82%	2.19%
Expected forfeiture rate	0.00%	0.00%

At December 31, 2018, the Company had $3.2 million of unrecognized compensation expense related to stock options and restricted stock. The remaining period over which compensation cost related to unvested stock options and restricted stock is expected to be recognized is 2.83 years at December 31, 2018. All unexercised options expire ten years after the grant date.

NOTE 20. INCOME TAXES

The Company recognized the income tax effects of the Tax Reform in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Reform was signed into law. SAB 118 requires a company’s financial results to reflect the income tax effects of the Tax Reform for which the accounting is complete and provisional amounts for those specific income tax effects of the Tax Reform for which the accounting is incomplete but a reasonable estimate could be determined. As such, the Company recorded a provisional amount totaling $4.9 million related to the revaluation of its deferred tax assets and liabilities in 2017. The accounting was completed during 2018 and the final amounts did not materially differ from the provisional amount recorded.

Income tax expense is summarized as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current
Federal	$469	$365	$549
State	323	66	24
Deferred
Federal	2,195	6,729	2,370
State	140	368	552
	$3,127	$7,528	$3,495

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 21% in 2018 and 35% in 2017 and 2016 to income before income taxes for the periods indicated is reconciled as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Computed income tax expense	$3,579	$3,537	$3,455
State income tax, net of federal benefit	365	282	218
Nontaxable municipal security income	(622)	(1,036)	(544)
Nontaxable BOLI income	(183)	(243)	(107)
Change in federal and state rates applied to deferreds	13	4,871	353
Low income housing tax credit investments	(76)	(44)	—
Other	51	161	120
Actual income tax expense	$3,127	$7,528	$3,495

Effective tax rate	18.3%	74.5%	35.4%
125

The components of net deferred taxes as of the periods indicated are summarized as follows:

	As of December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,703	$2,356
Deferred compensation and post-employment benefits	1,854	1,993
Non-accrual interest	245	204
Valuation reserve for other real estate	191	346
North Carolina NOL carryover	293	475
Federal NOL carryover	1,231	3,507
AMT credit carryover	316	645
General federal business credit carryover	691	—
Unrealized losses on securities	1,061	149
Loan basis differences	50	77
Deposit premium	—	104
Fixed assets	123	63
Core deposit intangible	129	52
Investment in partnerships	—	9
Other	1,207	1,000
Total deferred tax assets	10,094	10,980

Deferred tax liabilities:
Loan servicing rights	653	620
Goodwill	495	126
Core deposit intangible	74	89
Deferred loan costs	1,001	757
Prepaid expenses	14	31
Unrealized gains on securities	105	377
Derivative instruments	29	128
Investment in partnerships	155	—
Other	17	21
Total deferred tax liabilities	2,543	2,149

Net deferred tax asset	$7,551	$8,831

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $4.9 million decrease in net deferred tax assets as of December 31, 2017.  In addition, the Company recognized a reduction in its net deferred tax assets of approximately $0.1 for the year ended December 31, 2017, as a result of a reduction in the expected North Carolina income tax rate from 3.0% to 2.5%.

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses:

	As of December 31, 2018
(Dollars in thousands)	Amount	Expiration Dates
Federal	$5,857	2031-2037
North Carolina	$14,969	2026-2029
Federal general business credit	$691	2037-2038

The Company and its subsidiaries are subject to U.S federal income tax as well as income tax of the states of North Carolina, South Carolina, and Georgia. The Company is no longer subject to examination by taxing authorities for years before 2015.

NOTE 21. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock:

	For the Year Ended December 31,
(Dollars in thousands, except share amounts)	2018	2017
Numerator:
Net income	$13,915	$2,579
Denominator:
Weighted-average common shares outstanding - basic	6,892,207	6,561,699
Effect of dilutive stock options	72,783	54,248
Effect of dilutive restricted stock units	42,935	42,667
Weighted-average common shares outstanding - diluted	7,007,925	6,658,614

Earnings per share - basic	$2.02	$0.39
Earnings per share - diluted	$1.99	$0.39

The average market price used in calculating the assumed number of dilutive shares issued related to stock options for the years ended December 31, 2018 and 2017 was $26.98 and $24.30, respectively. The average stock price was less than the exercise price for 40,073 and 11,900 options in the years ended December 31, 2018 and 2017, respectively. As a result, these stock options are not deemed dilutive in calculating diluted earnings per share for the periods.

NOTE 22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the years ended December 31:

(Dollars in thousands)	Available for Sale Securities	Held to Maturity Securities Transferred from AFS	Deferred Tax Valuation Allowance on AFS	Cash Flow Hedge	Total

Balance, December 31, 2015	$(594)	$(563)	$(579)	$—	$(1,736)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	377	—	377
Change in unrealized holding gains/losses on securities available for sale	(6,652)	—	—	—	(6,652)
Reclassification adjustment for net securities gains included in net income	(1,216)	—	—	—	(1,216)
Amortization of unrealized losses on securities transferred to held to maturity	—	578	—	—	578
Reduction in unrealized losses related to held to maturity securities transferred to available-for-sale	—	325	—	—	325
Change in unrealized holding gains/losses on cash flow hedge	—	—	—	444	444
Reclassification adjustment for cash flow hedge effectiveness	—	—	—	32	32
Income tax expense (benefit)	2,908	(340)	—	(176)	2,392
Balance, December 31, 2016	$(5,554)	$—	$(202)	$300	$(5,456)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities	—	—	202	—	202
Change in unrealized holding gains/losses on securities available for sale	6,347	—	—	—	6,347
Reclassification adjustment for net securities losses included in net income	1,102	—	—	—	1,102
Reclassification adjustment for other than temporary impairment of securities available for sale	757	—	—	—	757
Change in unrealized holding gains on cash flow hedge	—	—	—	99	99
Reclassification adjustment for cash flow hedge effectiveness	—			(14)	(14)
Income tax expense (benefit)	(3,107)	—	—	47	(3,060)
Balance, December 31, 2017	$(455)	$—	$—	$432	$(23)

Change in unrealized holding gains/losses on securities available for sale	(4,956)	—	—	—	(4,956)
Reclassification adjustment for net securities losses included in net income	970	—	—	—	970
Change in unrealized holding gains on cash flow hedge	—	—	—	2	2
Reclassification adjustment for cash flow hedge effectiveness	—			(431)	(431)
Cumulative effect of change in accounting principle	9	—	—	—	9
Income tax expense (benefit)	904	—	—	101	1,005
Balance, December 31, 2018	$(3,528)	$—	$—	$104	$(3,424)
128

The following table shows the line items in the Consolidated Statements of Operations affected by amounts reclassified from accumulated other comprehensive income (loss):

	Year Ended December 31,			Income Statement
(Dollars in thousands)	2018	2017	2016	Line Item Affected
Available-for-sale securities
Gains(losses) recognized	$(970)	$(1,102)	$1,216	Gain (loss) on sale of investments, net
Other than temporary impairment	—	(757)		Other than temporary impairment on investments
Income tax effect	204	678	(449)	Income tax expense
Reclassified out of AOCI, net of tax	(766)	(1,181)	767	Net income

Held-to-maturity securities
Amortization of unrealized losses	—	—	(578)	Interest income - taxable securities
Increase related to transfer from AFS	—	—	—	Interest income - taxable securities
Reduction related to transfer to AFS	—	—	(325)	Interest income - taxable securities
Income tax effect	—	—	340	Income tax expense
Reclassified out of AOCI, net of tax	—	—	(563)	Net income

Cash flow hedge
Interest expense	(257)	(20)	(16)	Interest expense - FHLB advances
Interest expense	(174)	34	(16)	Interest expense - Junior subordinated notes
Income tax effect	91	5	12	Income tax expense
Reclassified out of AOCI, net of tax	(340)	19	(20)	Net income

Deferred tax valuation allowance
Recognition of reversal of valuation allowance	—	202	377	Income tax expense

Total reclassified out of AOCI, net of tax	$(1,106)	$(960)	$561	Net income

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at December 31, 2018 and December 31, 2017.

Following are the required and actual capital amounts and ratios for the Bank:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2018:
Tier 1 Leverage Capital	$152,137	9.42%	$64,589	>4.0%	$80,737	>5%
Common Equity Tier 1 Capital	$152,137	12.92%	$75,046	>6.375%	$76,517	>6.5%
Tier 1 Risk-based Capital	$152,137	12.92%	$92,703	>7.875%	$94,175	>8%
Total Risk-based Capital	$164,222	13.95%	$116,247	>9.875%	$117,719	>10%

As of December 31, 2017:
Tier 1 Leverage Capital	$136,280	8.79%	$61,994	>4.0%	$77,492	>5%
Common Equity Tier 1 Capital	$136,280	11.92%	$65,729	>5.75%	$74,303	>6.5%
Tier 1 Risk-based Capital	$136,280	11.92%	$82,876	>7.25%	$91,450	>8%
Total Risk-based Capital	$147,266	12.88%	$105,739	>9.25%	$114,312	>10%

(1) – As of December 31, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

Following are the required and actual capital amounts and ratios for the Company:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2018:
Tier I Leverage Capital	$151,629	9.38%	$64,629	>4%
Common Equity Tier 1 Capital	$137,196	11.65%	$75,106	>6.375%
Tier I Risk-based Capital	$151,629	12.87%	$92,777	>7.875%
Total Risk Based Capital	$163,714	13.90%	$116,340	>9.875%

As of December 31, 2017:
Tier I Leverage Capital	$134,470	8.68%	$61,927	>4.0%
Common Equity Tier 1 Capital	$120,861	10.57%	$65,775	>5.75%
Tier I Risk-based Capital	$134,470	11.76%	$82,934	>7.25%
Total Risk Based Capital	$145,457	12.72%	$105,812	>9.25%

(1) – As of December 31, 2018, includes capital conservation buffer of 1.875%. On a fully phased in basis, effective January 1, 2019, under Basel III, minimum capital ratios to be considered “adequately capitalized” including the capital conservation buffer of 2.5% will be as follows: Tier 1 Leverage Capital – 4.0%; Common Equity Tier 1 Capital – 7.0%; Tier 1 Risk-based Capital – 8.5%; and Total Risk-based Capital – 10.5%.

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

The following summarizes the Company’s approximate commitments to extend credit:

December 31, 2018
(Dollars in thousands)
Lines of credit	$179,210
Standby letters of credit	964
$180,174

 The Company had outstanding commitments to originate loans as follows:

	December 31, 2018
	Amount	Range of Rates
	(Dollar in thousands)
Fixed	$19,758	4.50% to 7.99%
Variable	7,338	4.74% to 8.00%
	$27,096

The allowance for unfunded commitments was $0.1 million at December 31, 2018 and 2017.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to Fannie Mae and maintained a reserve of $0.3 million as of December 31, 2018 and 2017.

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

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Equity securities	$6,178	$—	$—	$6,178
Securities available for sale:
U.S. Treasury & Government Agencies	4,949	29,041	—	33,990
Municipal Securities	—	114,402	—	114,402
Mortgage-backed Securities - Guaranteed	—	85,184	—	85,184
Collateralized Mortgage Obligations - Guaranteed	—	21,889	—	21,889
Collateralized Mortgage Obligations - Non Guaranteed	—	69,171	—	69,171
Collateralized Loan Obligations	—	15,077		15,077
Corporate bonds	—	19,532	493	20,025
Total securities available for sale	4,949	354,296	493	359,738

Mortgage loans held for sale	—	—	2,431	2,431
Loan servicing rights	—	—	2,837	2,837
Interest rate swaps	—	354	—	354
Mortgage derivatives	—	—	34	34

Total recurring assets at fair value	$11,127	$354,650	$5,795	$371,572

Liabilities:
Interest rate swaps	$—	$462	$—	$462
Mortgage derivatives	—	—	22	22

Total recurring liabilities at fair value	$—	$462	$22	$484
134

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Equity securities	$6,095	$—	$—	$6,095
Securities available for sale:
U.S. Treasury & Government Agencies	2,496	18,027	—	20,523
Municipal Securities	—	93,859	—	93,859
Mortgage-backed Securities - Guaranteed	—	128,039	—	128,039
Collateralized Mortgage Obligations - Guaranteed	—	10,302	—	10,302
Collateralized Mortgage Obligations - Non Guaranteed	—	64,693	—	64,693
Collateralized Loan Obligations		5,539		5,539
Corporate bonds	—	18,799	492	19,291
Mutual funds	617	—	—	617
Total securities available for sale	3,113	339,258	492	342,863

Loan servicing rights	—	—	2,756	2,756
Interest rate swaps	—	561	—	561
Mortgage derivatives	—	—	73	73

Total assets	$9,208	$339,819	$3,321	$352,348

There were no liabilities measured at fair value on a recurring basis as of December 31, 2017.

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$3,321	$4,807

AFS securities
Fair value adjustment	1	1
Transfer to Level 2	—	(1,087)
Sold	—	(566)

Mortgage loans held for sale	2,431	—

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	433	618
Fair value adjustment	(352)	(465)

Mortgage derivative gains(losses) included in other income	(61)	13

Balance at end of period	$5,773	$3,321
135

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

REO

REO obtained in partial or total satisfaction of a loan is recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent, state certified appraisers. Like impaired loans, appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. REO carried at fair value is classified as Level 3.

SBIC Holdings

SBIC holdings are carried at the lower of cost or cost less a valuation allowance. From time to time, impairment of SBIC is evident as a result of underlying financial review and a valuation allowance is established. SBIC carried at cost less a valuation allowance is classified as Level 3.

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$845	$845
Commercial real estate	—	—	3,835	3,835
Home equity loans and lines of credit	—	—	283	283
Other construction and land	—	—	365	365

Real estate owned:
One-to-four family residential	—	—	228	228
Commercial real estate	—	—	949	949
Other construction and land	—	—	1,316	1,316

Total assets	$—	$—	$7,821	$7,821

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$2,266	$2,266
Commercial real estate	—	—	4,050	4,050
Home equity loans and lines of credit	—	—	313	313
Other construction and land	—	—	571	571

Real estate owned:
One-to-four family residential	—	—	288	288
Commercial real estate	—	—	544	544
Other construction and land	—	—	1,736	1,736

Total assets	$—	$—	$9,768	$9,768

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2018, or 2017.

Impaired loans totaling $5.6 million at December 31, 2018 and $4.4 million at December 31, 2017 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2018.

	Valuation Technique	Unobservable Input	General Range
Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0% -10%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	8% - 16%
		Discount rate	10% - 14%
Mortgage loans held for sale	External pricing model	Recent trade pricing	99% - 101%
Mortgage derivatives	External pricing model	Pull-through rate	78%-100%
SBIC	Indicative value provided by fund	Current operations and financial condition	N/A

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company’s financial assets and financial liabilities at the dates indicated:

		Fair Value Measurements at December 31, 2018
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$69,119	$69,119	$69,119	$—	$—
Equity securities	6,178	6,178	6,178	—	—
Securities available for sale	359,739	359,739	4,949	354,297	493
Loans held for sale	7,570	8,114	—	5,683	2,431
Loans receivable, net	1,076,069	1,046,136	—	—	1,046,136
Other investments, at cost	12,039	12,039	—	12,039	—
Accrued interest receivable	6,443	6,443	—	6,443	—
BOLI	32,886	32,886	—	32,886	—
Loan servicing rights	2,837	2,837	—	—	2,837
Mortgage derivatives	34	34	—	—	34
Interest rate swaps	354	354	—	354	—
SBIC investments	3,839	3,839	—	—	3,839

Liabilities:
Demand deposits	$800,291	$800,291	$—	$800,291	$—
Time deposits	420,949	424,054	—	—	424,054
Federal Home Loan Bank advances	213,500	213,513	—	213,513	—
Junior subordinated debentures	14,433	12,440	—	12,440	—
Other borrowings	9,299	9,253	—	9,253	—
Accrued interest payable	1,647	1,647	—	1,647	—
Mortgage derivatives	22	22	—	—	22
Interest rate swaps	462	462	—	462	—
138

		Fair Value Measurements at December 31, 2017
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$109,467	$109,467	$109,467	$—	$—
Equity securities	6,095	6,095	6,095	—	—
Securities available for sale	342,863	342,863	3,113	339,258	492
Loans held for sale	3,845	4,211	—	4,211	—
Loans receivable, net	1,005,139	992,993	—	—	992,993
Other investments, at cost	12,386	12,386	—	12,386	—
Accrued interest receivable	5,405	5,405	—	5,405	—
BOLI	32,150	32,150	—	32,150	—
Loan servicing rights	2,756	2,756	—	—	2,756
Mortgage derivatives	73	73	—	—	73
Interest rate swaps	561	561	—	561	—
SBIC investments	3,491	3,491	—	—	3,491

Liabilities:
Demand deposits	$765,442	$765,442	$—	$765,442	$—
Time deposits	396,735	390,806	—	—	390,806
FHLB advances	223,500	223,627	—	223,627	—
Junior subordinated debentures	14,433	14,433	—	14,433	—
Other borrowings	8,623	8,620	—	8,620	—
Accrued interest payable	935	935	—	935	—

NOTE 26. Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified ASC Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts reflect an offset of $1.0 million and $0.8 million of interchange costs against interchange income for the years ended December 31, 2017 and 2016, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the years ended December 31, 2018, 2017, and 2016.

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,673	$1,672	$1,537
Interchange fees	1,102	913	732
Other	1,168	726	450
Noninterest income (in-scope of Topic 606)	3,943	3,311	2,719
Noninterest income (out-of-scope of Topic 606)	2,047	1,695	4,352
Total noninterest income	$5,990	$5,006	$7,071

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

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

NOTE 27. SHARE REPURCHASES

On January 28, 2016, the Company announced that the Board of Directors had authorized the repurchase of up to 327,318 shares of the Company’s common stock. On February 24, 2017, the Company announced the extension of the stock repurchase program through February 23, 2018. The stock repurchase program was not further extended.

The following table summarizes share repurchase activity through December 31, 2018

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	222,750
February 1, 2017 to February 28, 2017	—	$—	—	222,750
March 1, 2017 to March 31, 2017	13,000	$23.12	13,000	209,750
April 1, 2017 to June 30, 2017	—	$—	—	209,750
July 1, 2017 to September 30, 2017	—	$—	—	209,750
October 1, 2017 to December 31, 2017	—	$—	—	209,750
January 1, 2018 to December 31, 2018
Total as of December 31, 2018	13,000	$23.12	13,000	209,750

NOTE 28. SUBSEQUENT EVENTS

On January 15, 2019, Entegra announced its entry into an Agreement and Plan of Merger and Reorganization (the “merger agreement”) to merge with and into SmartFinancial, Inc. (“SmartFinancial”) a Tennessee corporation. Under the terms of the merger agreement, each outstanding share of Entegra common stock will be converted into the right to receive 1.215 shares of SmartFinancial common stock. The merger is subject to regulatory and shareholder approvals. For additional information, reference should be made to the text of the merger agreement, filed as an exhibit to the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on January 16, 2019, and to other information regarding SmartFinancial and the Company, their respective businesses and the status of their proposed merger, as reported from time to time in other filings with the Securities and Exchange Commission.

NOTE 29. PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Entegra Financial Corp. (parent company only):

Condensed Balance Sheets

	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash	$4,382	$3,244
Equity investment in subsidiary	177,709	167,252
Equity investment in trust	433	433
Other assets	562	624

Total assets	$183,086	$171,553

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$14,433	$14,433
Other borrowings	5,000	5,000
Other liabilities	781	807
Shareholders’ equity	162,872	151,313

Total liabilities and shareholders’ equity	$183,086	$171,553
142

Condensed Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income
Interest income	$59	$56	$81
Dividends from subsidiary	1,017	20,630	510
	1,076	20,686	591
Expenses
Interest	862	626	532
Other	173	361	358
	1,035	987	890
Income (loss) before income taxes and equity in undistributed income of subsidiary	41	19,699	(299)

Income tax benefit allocated from consolidated income tax return	205	326	283

Income (loss) before equity in undistributed income (loss) of subsidiary	246	20,025	(16)

Equity in earnings of subsidiary greater than (less than) dividends received	13,669	(17,446)	6,392

Net income	$13,915	$2,579	$6,376
143

Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Operating activities:
Net income	$13,915	$2,579	$6,376
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary (greater than) less than dividends received	(13,669)	17,446	(6,392)
(Increase) decrease in other assets	22	(97)	55
Increase (decrease) in other liabilities	(186)	166	97
Net cash provided by operating activities	$82	$20,094	$136

Investing activities:
Investment in subsidiary	$—	$(25,448)	$(13,486)
Net cash used in investing activities	$—	$(25,448)	$(13,486)

Financing activities:
Proceeds from other borrowings	$—	$5,000	$—
Cash paid for shares surrendered upon vesting of restricted stock	(147)	(149)	(87)
Cash received (paid for shares surrendered) upon exercise of stock options	117	(6)	—
Repurchase of stock	—	(301)	(1,835)
Reimbursement from bank subsidiary for share-based compensation	1,086	917	864
Net cash provided by (used in) financing activities	$1,056	$5,461	$(1,058)

Increase (decrease) in cash and cash equivalents	1,138	107	(14,408)

Cash and cash equivalents, beginning of year	3,244	3,137	17,545
Cash and cash equivalents, end of year	$4,382	$3,244	$3,137

Supplemental disclosure of cash flow information:
Interest on other borrowings	$856	$605	$532

Noncash investing and financing activities:
Transfer of Rabbi Trust investments to Company stock	$—	$100	$—
Common stock issued in acquisitions	$—	$9,872	$—
144

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

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective.

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

145

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

146

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
147

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
148

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEGRA FINANCIAL CORP.

Date: March 14, 2019	/s/ Roger D. Plemens
Roger D. Plemens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Plemens	President, Chief Executive Officer and Director	March 14, 2019
Roger D. Plemens	(Principal Executive Officer)

/s/ David A. Bright	Executive Vice President and Chief Financial Officer	March 14, 2019
David A. Bright	(Principal Financial and Accounting Officer)

/s/ Fred H. Jones	Chairman of the Board	March 14, 2019
Fred H. Jones

/s/ Douglas Kroske	Director	March 14, 2019
Douglas Kroske

/s/ Ronald D. Beale	Vice-chairman of the Board	March 14, 2019
Ronald D. Beale

/s/ Louis E. Buck, Jr.	Director	March 14, 2019
Louis E. Buck, Jr.

/s/ Adam W. Burrell	Director	March 14, 2019
Adam W. Burrell

/s/ R. Matthew Dunbar	Director	March 14, 2019
R. Matthew Dunbar

/s/ Charles M. Edwards	Director	March 14, 2019
Charles M. Edwards

/s/ Jim M. Garner	Director	March 14, 2019
Jim M. Garner

/s/ Beverly W. Mason	Director	March 14, 2019
Beverly W. Mason

/s/ Craig A. Fowler	Director	March 14, 2019
Craig A. Fowler
149