Form 10-K/A
period 2018-12-31
Entegra Financial Corp.
filed 2019-04-30
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $201.9 million. On March 9, 2019, 6,919,212 shares of the registrant’s common stock (no par value), were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Entegra Financial Corp. (the “Company” or “Entegra”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Amendment No. 1”), as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is to be filed no later than 120 days after the Company’s fiscal year ended December 31, 2018. Given the expected timing for the completion of the merger between the Company and First Citizens BancShares, Inc., announced on April 24, 2019, the Company does not intend to file a definitive proxy statement within 120 days of its fiscal year ended December 31, 2018.

As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended to include currently dated certificates of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

2

PART III

Item 10.    Directors and Executive Officers of the Registrant

Our bylaws, as amended and restated (the “Bylaws”), provide for a board of directors consisting of not less than five nor more than 20 directors, the exact number to be determined by resolution of a majority of the board of directors of the Company (the “Board”) or by resolution properly adopted by the shareholders at a shareholders’ meeting. The Board has set the number of directors at 11. There are no family relationships between any director and executive officers of the Company.

The members of the Board and the executive officers of the Company are identified below.

Ronald D. Beale - Director (age 63), is President of Beale Construction, Inc., a construction firm based in Franklin, North Carolina, which has been in business since 1980. Mr. Beale has been a member of our Board and the board of directors of Entegra Bank, a wholly owned subsidiary of the Company (the “Bank”), since 2002. He is also President of LeRon, LLC, which owns and operates a variety of storage units and a convenience store in Franklin. Mr. Beale was elected as a County Commissioner for Macon County in 2005, and was re-elected in 2010 and 2014. He is a member and Past President of The Franklin Daybreak Rotary Club. He is also Past President of the North Carolina Association of County Commissioners. Mr. Beale was also selected as “Commissioner of the Year in North Carolina” for 2013. We believe that Mr. Beale’s business experience as well as his involvement in the community in which we conduct our business, qualify him to serve as one of our directors.

Louis E. Buck, Jr. - Director (age 70) is a retired business executive and former Dean of the College of Business at Western Carolina University. Previously he was the Wesley Elingburg Distinguished Professor of Business Innovation and the Director of the Center for Entrepreneurship and Innovation (CEI) in the College of Business at Western Carolina University. Dr. Buck has been a member of our Board and the board of directors of the Bank (the “Bank Board”) since 2012. Dr. Buck has more than 25 years of business experience in the areas of finance, accounting, risk management and information systems. His last industry position was that of Chief Financial Officer for the competitive businesses of Consolidated Edison, Inc. in New York. He had served as the senior director of the Business Solutions practice for Walker Interactive Systems, Inc., the Chief Accounting Officer for Entergy Corporation, Chief Financial Officer for the North Carolina Electric Membership Corporation and in various management capacities at TXU Corporation. He has a B.S. degree from the United States Naval Academy, an MBA from the University of Houston / CLC and a Ph. D. (Finance) from Texas A&M University. We believe that Dr. Buck’s business and academic experience qualifies him to serve as one of our directors.

Adam W. Burrell, M.D. - Director (age 49) is a Board Certified Family Physician currently practicing in Franklin, North Carolina. Dr. Burrell has been a member of our Board and the Bank Board since 2010. He has a B.S. degree from Wake Forest University and a M.D. degree from Wake Forest School of Medicine. After completing his residency in Family Medicine, Dr. Burrell completed a Fellowship in Obstetrics at the University of Alabama. He is a member of the American Academy of Family Physicians. He has served as Chief of Staff for Angel Medical Center and is involved in numerous community activities, including coaching youth basketball. We believe that Dr. Burrell’s management experience qualifies him to serve as one of our directors.

R. Matt Dunbar – Director (age 42) is Co-Founder and Managing Director of VentureSouth, a leading angel investment firm that manages more than a dozen angel investor groups and funds across the Carolinas. In his role, Mr. Dunbar oversees the strategy and operations of the network, which has deployed more than $31 million in more than 60 Southeastern startup companies. Mr. Dunbar has been a member of our Board and the Bank Board since 2015. Mr. Dunbar also serves on the Board of Directors of the Angel Capital Association, two VentureSouth portfolio companies and Junior Achievement of Upstate South Carolina. We believe that Mr. Dunbar’s business experience as well as his involvement in the community in which we conduct our business, qualify him to serve as one of our directors.

Charles M. Edwards - Director (age 58) is President and founder of C. Edwards Group, Inc. His company has existed for 21 years as the operating company of McDonald’s Restaurants in Henderson, Transylvania and Haywood Counties. Mr. Edwards has been a member of our Board and the Bank Board since 2013. He is also the principal and managing member of Better Property Solutions, LLC and Wilson-Edwards Holdings, LLC, which are real estate management and holding companies. He studied business at Blue Ridge Community College and the University of North Carolina at Asheville and has extensive business management experience. Prior to starting his own companies, he served with McDonald’s Corporation as a consultant to hundreds of small business owners, with expertise in franchising, finance, operations, marketing, human resources, and site development. He served as President of McDonald’s Owner’s advertising association. In 2016, he was elected to the North Carolina Senate, where he serves on committees for Appropriations, Economic Development and Global Engagement Oversight, Commerce & Insurance, Information Technology Oversight, Revenue Laws, Pensions and Retirement, and the Study Commission on Efficiency and Cost-Savings. He is actively involved in the communities served by his businesses, served as Chairman of the Henderson County Chamber of Commerce, as a Board member of the Henderson County Community Foundation, and serves on the Board of Directors for the Daniel Boone Boy Scout Council. He chaired the City of Hendersonville’s Business Advisory Committee and served on the Henderson County Planning Board. We believe his broad level of business experience and strong sense of community qualify him to serve as one of our directors.

Craig A. Fowler - Director (age 62) is the Chief Information Officer (CIO) and member of the Executive Council at Western Carolina University (WCU), a campus in the University of North Carolina system, with an enrollment of over 11,500 students. Mr. Fowler has been a member of our Board and the Bank Board since 2016. He has a bachelor’s degree in applied mathematics from the University of West Florida and an MBA from the University of Dallas. He has over 25 years of experience working with Fortune 500 companies including as Vice President of IT at Corning Cable Systems, Director of Information Technology Operations Center for Dell Computer Corp., Senior Director at Raytheon Company, and Business CIO for Texas Instruments Defense Systems and Electronics Group. In 2004, with reappointments in 2007 and 2010, Mr. Fowler was appointed by Governors Mike Easley and Beverly Purdue as a Commissioner to the e-NC Authority, which was a state effort to link all North Carolinians to the Internet. He was also a member of the Board of Directors of the NC Technology Association from 2002 to 2009. We believe that Mr. Fowler’s business and management experience, as well as his information technology expertise, qualify him to serve as a one of our directors.

Jim M. Garner - Director (age 66) is an insurance agent with The Wayah Insurance Group, Inc., an independent insurance agency based in Franklin, North Carolina. Mr. Garner has been a member of our Board and the Bank Board since 2006. Mr. Garner has been an independent insurance agent for over 30 years, managing a variety of commercial and personal accounts as well as serving as a partner in various real estate investments. We believe that Mr. Garner’s business experience and his connections within our business community qualify him to serve as one of our directors.

Fred H. Jones – Director and Chairman of the Board (age 54) is President of Jones, Key, Melvin & Patton, P.A., a Franklin law firm founded by his great-grandfather in 1878. Mr. Jones has been a member of our Board and the Bank Board since 2005. Jones was a Morehead Scholar at the University of North Carolina-Chapel Hill (1987). He has served as Chairman of the Board of Trustees of Angel Medical Center, and on the Boards of Directors of the Rabun Gap Nacoochee School, the Franklin Area Chamber of Commerce, Macon County Habitat for Humanity, and the Little Tennessee Watershed Association. Mr. Jones’ great-uncle was a founder of the Bank. We believe that Mr. Jones’ legal background and prior experience as a director qualify him to serve as one of our directors.

Douglas W. Kroske - Director (age 65) is a retired business executive and former Chief Investment Officer for RBC Liberty Insurance, the U.S. based insurance subsidiary of the Royal Bank of Canada. Previously, he was President of Liberty Capital Advisors, an investment advisory firm that is registered with the SEC. Mr. Kroske has been a member of our Board and the Bank Board since November 2017. He has more than 35 years of investment and risk management experience and is a Chartered Financial Analyst (CFA). Mr. Kroske currently serves as Treasurer and as a member of the Board of Directors of the Community Foundation of Greenville. He has a B.S. degree from Clemson University and a MBA degree from the University of South Carolina. We believe that Mr. Kroske’s business experience and his connections within our business community qualify him to serve as one of our directors.

Beverly W. Mason - Director (age 67) is owner of Mountain Property Investments, LLC of Franklin, NC; she is a broker with Lamplighter Realty, Inc. and previous owner. She is managing partner of Bryson Investments, LLC, owner of commercial rental property; she is managing partner of Pantherview, LLC, which owns and operates residential rental property. Mrs. Mason has been a member of our Board and Bank Board since 2007. Mrs. Mason has served as President of Franklin Board of Realtors; she chaired the Macon County Planning Board and Franklin Tourism Development Committee; served on County Economic Development and Board of Adjustments and has served as a member on other Boards. We believe that Mrs. Mason’s business and management experience, as well as her knowledge of the residential and commercial real estate industry in the communities in which we operate, qualify her to serve as one of our directors.

Roger D. Plemens – Director and President & Chief Executive Officer (age 63). Mr. Plemens, who became President and Chief Executive Officer (the “CEO”) of the Company and the Bank in 2004, has served the Bank in various capacities, including mortgage officer, manager of mortgage lending, and Chief Lending Officer since joining the Bank in 1978. Mr. Plemens has been a member of our Board and the Bank Board since 2004. Mr. Plemens currently serves on the Boards of the North Carolina Bankers Association and Macon County Economic Development Commission. Mr. Plemens previously served on the Board of Trustees of Angel Medical Center and the Western Carolina University Foundation. We believe that Mr. Plemens’ 41 years of banking experience, as well as his leadership experience, qualify him to serve as one of our directors.

David A. Bright, CPA – Executive Vice President and Chief Financial Officer and Treasurer (age 48). Mr. Bright is responsible for the accounting, financial reporting, asset liability management, investor relations and treasury functions and is also actively involved in merger and acquisition activities. Prior to joining us in 2013, Mr. Bright was a partner with KPMG LLP, specializing in the Financial Services industry. Mr. Bright joined KPMG LLP in 1992 and served in various capacities in the Greenville, South Carolina; Harrisburg, Pennsylvania; Richmond, Virginia; and Pittsburgh, Pennsylvania offices during his 21 year career. His experience includes working with a variety of community, regional and global banks as well as investment funds, insurance companies and broker-dealers. Mr. Bright holds a current CPA license in Pennsylvania and North Carolina, and inactive licenses in South Carolina, Virginia, New York and New Jersey. Mr. Bright has 27 years of experience in the banking industry.

Laura W. Clark - Executive Vice President and Chief Risk Officer (age 48). Ms. Clark oversees the internal audit and compliance functions of the Bank and works closely with the Chief Technology Officer, Chief Credit Administration Officer, Security Officer and other Executive Management members to ensure appropriate risk management strategies are employed throughout the Bank to avoid, control, retain, or transfer identified risk exposures. She serves on the Technology, Business Continuity, Vendor Management, Compliance and Asset Liability (ALCO) Committees of the Bank. Prior to her appointment as Chief Risk Officer in 2013, she served as the Bank’s Compliance Officer. Ms. Clark has 27 years of banking experience.

Bobby D. Sanders, II – Executive Vice President and Chief Credit Administration Officer (age 39). Mr. Sanders is responsible for commercial credit administration, residential mortgage loan underwriting and processing, consumer loan administration, loan operations, special assets, and collections. Prior to assuming his current role in 2013, he served as Director of Commercial Lending and Commercial Credit Administrator. Mr. Sanders has 15 years of banking experience.

Ryan M. Scaggs – Executive Vice President and Chief Operating Officer (age 44). Mr. Scaggs is responsible for our call center, deposit operations, facilities, human resources, information technology, marketing, and internal loan review departments. Mr. Scaggs also serves as the project manager on merger and acquisition conversion projects. Prior to assuming the role of Chief Operating Officer in 2013, he served as Chief Financial Officer and Controller. Prior to joining the Bank in 2006, he was employed in various finance and accounting roles at Wachovia Bank and Bank of America. Mr. Scaggs has 21 years of banking experience.

Delise P. Talley – Executive Vice President and Chief Retail Officer (age 53). Ms. Talley is responsible for leading the retail sales, customer experience, and operations of our 18 branch network. Prior to joining the Bank in 2018, Ms. Talley was most recently Area President of the Western North Carolina region for Wells Fargo, where she was responsible for retail and small business, customer experience, and operations for 47 branches and 500 team members. Ms. Talley has 30 years of banking experience.

Charles D. Umberger – Executive Vice President and Chief Lending Officer (age 69). Mr. Umberger is responsible for directing our commercial lending efforts. Mr. Umberger was President and Chief Executive Officer of Old Town Bank prior to our acquisition of Old Town Bank in April, 2016. During his banking career he has held the positions of President, Chief Operating Officer, Executive Vice President and Senior Corporate Banking Executive. Mr. Umberger has 42 years of banking experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the Company and persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the SEC reports disclosing their initial ownership of shares, as well as subsequent reports disclosing changes in such ownership. To our knowledge, based solely on a review of copies of such reports furnished to us and written representations from officers and directors, except as hereafter disclosed, we believe that during the fiscal year ended December 31, 2018, all of our officers and directors complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have had a written ethics code for many years. The Board conducts an annual review of the “Code of Business Conduct and Ethics” which applies to all directors, executives, officers and employees of the Company and its subsidiaries (the “General Code”), and the “Code of Business Conduct and Ethics for the President and CEO and Senior Financial Officers” which applies to our President and CEO and to our senior financial officers including our Chief Financial Officer and Chief Accounting Officer (the “Officer Code”). The General Code outlines many standards, including those related to addressing compliance with laws, regulations, policies and procedures; conflicts of interest; confidentiality; accuracy of financial statements and other records; and procedures for reporting violations of the General Code or any illegal or unethical business or workplace conduct. The Officer Code imposes additional standards on our President, CEO and senior financial officers concerning our accounting and financial reporting. Generally, the Officer Code requires those individuals to bring to the attention of the CEO and the Chief Financial Officer, and in certain circumstances, the Audit Committee, any material information which comes to their attention that (i) affects disclosures made by the Company in our public filings; (ii) demonstrates significant deficiencies in our internal controls; (iii) concerns fraud or a violation of the General Code by management or employees with a significant role in financial reporting, disclosure or internal controls; or (iv) involves a material violation of law, including securities laws. Under the Officer Code, the Board, or its designee, determines the appropriate actions to be taken in the event the Officer Code or the General Code is violated by our President, CEO or the senior financial officers, which actions may include termination of employment. The General Code and the Officer Code outline appropriate behavior for all employees. A “Whistleblower” provision is incorporated in the General Code and provides a mechanism for employees to anonymously report malfeasance, fraud, financial reporting abuses, etc. Employees are required to provide annual certifications stating their understanding of and compliance with the General Code. Copies of the General Code and the Officer Code are available on our website, www.entegrabank.com, under the heading Investor Relations.

We intend to satisfy the disclosure requirements of Form 8-K with respect to any waivers of or amendments to the General Code and the Officer Code with respect to certain officers by posting such disclosures on our website at www.entegrabank.com. We may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure. The information on, or that can be accessed through our website is not, and shall not be deemed to be, a part of this Amendment No. 1 to our Annual Report on Form 10-K or incorporated into any other filings that we make with the SEC.

Audit Committee

We have a standing Audit Committee established in accordance with the Exchange Act. The Audit Committee is a joint committee of the Board and the Bank Board and is comprised of Louis E. Buck, Jr. (Chairman), Adam W. Burrell, M.D., Charles M. Edwards, Craig A. Fowler and Douglas W. Kroske.  Each member of the Audit Committee is “independent” as determined by the Board under the applicable rules and listing standards of The NASDAQ Global Market, Section 10A(m) of the Exchange Act and the rules and regulations of the SEC promulgated thereunder. In addition, the Board has determined that Dr. Buck is an “audit committee financial expert” within the meaning of applicable SEC regulations.

Shareholder Communications with the Board of Directors

Shareholders who wish to communicate with the board of directors or with individual directors should direct written correspondence to Roger D. Plemens or to the board of directors or any of its members at our principal executive offices located at 14 One Center Court, Franklin, North Carolina 28734. The communication will be forwarded to the intended recipient unopened.

Item 11.    Executive Compensation

Compensation Overview and Objectives

The following is an overview of our compensation program, the material compensation decisions we have made under the program and the material factors that we considered in making those decisions. Following this discussion, in the section entitled “– Executive Compensation,” we provide a table containing specific information about the compensation earned for the fiscal years indicated, by the following officers, who are known as our “named executive officers:”

•	Roger D. Plemens, President and CEO;
•	David A. Bright, Executive Vice President and Chief Financial Officer; and
•	Ryan M. Scaggs, Executive Vice President and Chief Operating Officer.

Our executive compensation policies are designed to establish an appropriate relationship between executive pay and our annual and long-term performance to reflect the attainment of short- and long-term financial performance goals and to enhance our ability to attract and retain qualified executive officers. The principles underlying the executive compensation policies include the following:

•	to attract and retain key executives who are vital to our long-term success and are of the highest caliber;
•	to provide levels of compensation competitive with those offered to community banks in the Southeast and consistent with our level of performance;
•	to motivate executives to enhance our long-term financial performance; and
•	to integrate the compensation program with our annual and long-term strategic planning and performance measurement processes.

We consider a variety of subjective and objective factors in determining the compensation package for individual executives, including (i) the performance of the Company as a whole, with emphasis on annual performance factors and long-term objectives; (ii) the responsibilities assigned to each executive; and (iii) the performance of each executive of assigned responsibilities as measured by our progress during the year.

Compensation Program Elements. Our compensation program focuses primarily on the following components in forming the total compensation package for our named executive officers: base salary; incentive compensation including annual bonuses and equity-based compensation under the 2015 Long-Term Stock Incentive Plan; matching contributions under the Bank’s 401(k) retirement plan (the “401(k) Plan”); deferred compensation, retirement and other benefits.

Base Salary. The purpose of base salary is to create a secure base of cash compensation for our employees, reflecting each employee’s level of responsibilities. Salary levels are designed to be competitive within the banking and financial services industries in the Southeast. In setting salary levels, we regularly evaluate current salary levels by surveying similar institutions in North Carolina, South Carolina, Georgia and the Southeast. The survey analysis focuses primarily on asset size, nature of ownership, type of operation and other common factors.

Employment Agreements. In 2014, we entered into employment agreements with Roger D. Plemens, our President and CEO, Ryan M. Scaggs, our Executive Vice President and Chief Operating Officer, and David A. Bright, our Executive Vice President and Chief Financial Officer (each an “Employment Agreement” and collectively, the “Employment Agreements”). Mr. Plemens’ Employment Agreement provides for an initial annual base salary of $325,000 and for an initial term of employment of three years. The Employment Agreements for Messrs. Scaggs and Bright provide for an initial base salary of $185,000 and $180,000, respectively, and a term of employment of 30 months and 24 months, respectively. Upon the first anniversary of each Employment Agreement and each subsequent anniversary, the term is automatically extended, if not earlier terminated, for a period of one year unless written notice from us or the executive is provided within a prescribed period prior to the expiration of the then remaining term stating that the term of employment under the Employment Agreement will not be further extended. Each Employment Agreement was automatically extended upon its most recent anniversary and no written notice to terminate any such Employment Agreement has been provided by or to any executive. Each Employment Agreement provides that the base salary will be reviewed by the Board not less often than annually.

The Employment Agreements provide that the executives are entitled to participate in our (i) executive management incentive plans; (ii) stock option, stock grant, management stock right recognition and similar plans; and (iii) all savings, deferred compensation, pension and retirement plans (including supplemental retirement plans), practices, policies and programs applicable generally to our senior executive employees.

The Employment Agreements also provide that the executives and their families will be eligible for participation in and will receive all benefits under all of our welfare benefit plans, practices, policies and programs (including, without limitation, medical, hospitalization, prescription, dental, disability, employee life, group life, accidental death and dismemberment, and travel accident insurance plans and programs) to the extent applicable generally to our senior executive employees. Each of the executives are entitled to receive prompt reimbursement for all reasonable expenses incurred by them in accordance with our policies, practices and procedures, to the extent applicable generally to members of our senior executive management. In addition, each of the executives are entitled to fringe benefits in accordance with our plans, practices, programs and policies in effect for our senior executive employees, including, but not limited to, paid vacation, disability, sick and other leave specified in our employment policies.

Each executive’s employment with us will terminate automatically upon death. Otherwise, we may terminate employment for Cause, Without Cause (subject to certain payments and vested rights) and/or if we determine in good faith that a Disability has occurred, after notice of such determination. Also, each of Messrs. Plemens, Scaggs and Bright may terminate his employment voluntarily or for Good Reason (subject to certain payments and vested rights). The terms Cause, Without Cause, Disability and Good Reason are each defined in the Employment Agreements.

In the event that the employment of Mr. Plemens is terminated at the time of, within 90 days prior to, or within one (1) year after, a Change of Control, and during the term of the Employment Agreement, he will be entitled to receive a severance payment in an amount equal to 2.99 times his average annual compensation as calculated for purposes of Section 280G of the Code. The severance payment will be paid in six semi-annual installments. In addition, Mr. Plemens is entitled to receive, for a period of up to two years following the termination, certain medical benefits for him and/or his family at least equal to those which would have been provided to him and/or his family if his employment had not been terminated.

In the event that the employment of either Mr. Scaggs or Mr. Bright is terminated at the time of, within 90 days prior to, or within one (1) year after, a Change of Control, and during the term of the Employment Agreement, he will be entitled to receive a severance payment in an amount equal to 2.5 times and 2.0 times, respectively, his average annual compensation as calculated for purposes of Section 280G of the Code. Any such severance payment will be paid to Mr. Scaggs in five semi-annual installments, and to Mr. Bright in four semi-annual payments. In addition, Messrs. Scaggs and Bright will each be entitled to receive, for a period of up to one year following termination, certain medical benefits for him and/or his family at least equal to those which would have been provided to him and/or his family if his employment had not been terminated.

For purposes of the Employment Agreements a “Change in Control” will occur on the date (i) either (a) a person acquires (or has acquired during the preceding 12 months) ownership of our stock possessing 30% or more of the total voting power of our common stock, or (b) a majority of our Board is replaced during any 12-month period by directors whose election is not endorsed by a majority of the members of our Board prior to such election; (ii) a person acquires (or has acquired during the preceding 12 months) our assets that have a total gross fair market value that is equal to or exceeds 40% of the total gross fair market value of all our assets immediately prior to such acquisition; or (iii) a person acquires ownership of our common stock that, together with common stock previously held, constitutes more than 50% of the total fair market value or total voting power of our common stock, provided that such person did not previously own 50% or more of the value or voting power of our common stock.

Each Employment Agreement also restricts the executives from competing against us, or soliciting our customers or employees, for a period of time following a termination of employment. Mr. Plemens is subject to a 36 month restricted period, Mr. Scaggs is subject to a 30 month restricted period, and Mr. Bright is subject to a 24 month restricted period. Receipt of the Change of Control benefits described herein is expressly conditioned upon each executive's compliance with the restrictive covenants contained in his respective Employment Agreement.

Severance and Non-Competition Agreement. We have entered into a severance and non-competition agreement with certain employees of the Bank. The Severance Agreement is an agreement of severance benefits, payable in certain circumstances and not an agreement of employment for any period of time. The Severance Agreement provides for severance benefits if we terminate without Cause or if employee terminates employment for Good Reason (as defined in the Severance Agreement). These severance benefits consist of accrued benefits earned through the date of termination, payment in three semi-annual installments of an amount equal to 1.75 times base salary, and certain medical benefits for a period of up to one year following termination. In exchange, the Severance Agreement restricts certain employees from competing against us, or soliciting our customers or employees, for a period of time following a termination of employment.

Long-term Incentive through Equity Grants.    In 2015, our shareholders approved our 2015 Long-term Stock Incentive Plan, or the “Plan.” From time to time, our Compensation Committee has made recommendations to the full Board concerning stock options and restricted stock units to named executive officers and other employees.

Each stock option permits the named executive officer and directors, generally for a period of ten years, to purchase one share of Entegra stock from us at the exercise price, which is the closing price of our stock on the date of grant. Stock options have value only to the extent the price of our common stock on the date of exercise exceeds the exercise price. As disclosed in the compensation tables below, we granted stock options and restricted stock units to certain of our named executive officers during 2015.

Bank Incentive Plan. In 2015, the Bank established the Bank Incentive Plan, the purpose of which is to reward employees for achieving goals set by the Compensation Committee. The Plan is administered by the Compensation Committee, which typically makes its determinations regarding eligibility, participation, awards, performance criteria, payouts and other terms and conditions within 90 days of the commencement of a performance period.

Deferred Compensation, Retirement and Other Benefits

401(k) Plan. The Bank’s 401(k) Plan is a tax-qualified defined contribution plan designed to provide eligible employees of the Bank a vehicle for increasing their retirement savings. After 30 days of employment, each Bank employee is eligible to participate in the 401(k) Plan after attaining the age of 21. Once eligible, each employee may participate on the first day of the calendar quarter following the employee’s first 30 days of employment. All of the named executive officers participated in the 401(k) Plan on the same basis as all other eligible employees of the Bank. Each eligible employee of the Bank can elect to contribute on a pre-tax basis to the 401(k) Plan a minimum of 1% of his or her compensation, up to the maximum allowed by law. The Bank matches an employee’s contribution at 100% of each eligible employee’s pre-tax contributions on the first 3% of contributions and 50% on the next 3% of contributions, with a maximum aggregate match of 4.5%. The matching contributions for the named executive officers were based on a formula contained in the terms of the 401(k) Plan and were not related the Company’s, the Bank’s or the individual officer’s performance for the year.

Salary Continuation Agreements. On June 23, 2003, the Bank entered into a salary continuation agreement with Mr. Plemens. The salary continuation agreement promises a fixed benefit for each executive beginning at age 65 and continuing for a period of 18 years. Under the salary continuation agreements, the annual benefit for Mr. Plemens is $110,901. The salary continuation agreement provides for a reduced benefit in the case of early termination before the normal retirement age or in the case of termination because of disability, but in both cases benefits do not become payable until the executive attains age 65. The early termination benefits are subject to a vesting schedule, with benefits vesting annually in 20% increments. Employee entitlements under the salary continuation agreements are contractual liabilities of the Bank and are not funded. The Bank has accrued the present value of the liabilities associated with each of Mr. Plemens and Ms. Huscusson's salary continuation agreements.

If a change in control of the Bank occurs, benefits are determined as if the executive had reached age 65 at the time of the change in control. The payments do not begin, however, until the executive actually attains age 65. Benefits are not payable to an executive if his or her employment is terminated for Cause (as defined in the agreement).

Executive Split Dollar Life Insurance Agreements. The Bank owns insurance policies on the life of Mr. Plemens. On April 14, 1999, the Bank entered into endorsement split dollar agreements with Mr. Plemens under which the Bank (i) pays the premiums associated with such policies and (ii) agrees to share a portion of the death benefits payable under the life insurance policies with the beneficiary designated by the insured. When the insured dies, the Bank will be entitled to an amount equal to the greater of (i) the cash value of the policy, (ii) the aggregate premiums paid on the policy by the Bank less any outstanding indebtedness to the insurer, or (iii) the total death proceeds less the sum as set forth in the agreement to be paid to the designated beneficiary (the “Beneficiary Amount”). The Beneficiary Amount is $1,450,000 for Mr. Plemens’ policy. As of December 31, 2018, the death benefit for Mr. Plemens’ policy was $5,412,023.

If Mr. Plemens is terminated for cause (as defined in his insurance agreement), he will forfeit his right to appoint a beneficiary to receive the Beneficiary Amount. If Mr. Plemens’ employment is terminated as a consequence of disability or upon retirement on or after age 65, the Bank will continue to pay the premiums on the insurance policy and Mr. Plemens will continue to have the right to appoint a beneficiary to receive the Beneficiary Amount. If Mr. Plemens’ employment is terminated for any other reason, the Bank will not continue to pay premiums on the policy and Mr. Plemens will have 30 days within which he may purchase the policy from the Bank for its cash value. If he does purchase the policy, Mr. Plemens may continue or terminate the policy in his sole discretion.

Executive Survivor Income Agreements. The Bank owns insurance policies on the lives of Ryan M. Scaggs and David A. Bright. The entire death benefit is payable to the Bank, and from which the executive’s beneficiary is entitled to receive a $100,000 death benefit, if the executive is employed by the Bank at the time of his or her death.

Long Term Capital Appreciation Plan. The Bank adopted a long term capital appreciation plan in 1998 to provide benefits to directors and executive officers (the “CAP Plan”). The CAP Plan was frozen effective as of February 28, 2011.

The CAP Plan was designed with the following components:

•	The CAP Plan allowed participants to defer directors’ fees and any other cash compensation on a pre-tax basis. Participant deferrals were 100% vested and accrued earnings based upon the Bank’s return on equity.
•	The Board awarded capital appreciation rights to participants in the Plan as a substitute for stock options which, as a mutual organization, were not available before the Company’s stock offering and the mutual-to-stock conversion of Macon Bancorp. Capital appreciation rights provided a benefit determined by the appreciation in the book value of the Bank from the date of an award through the date of the participant’s termination from the Bank. Capital appreciation rights vested incrementally at 10% per year after July 1, 1998, and were forfeited if a participant was terminated for cause. Capital appreciation rights vested 100% upon a participant’s death, disability or upon a change in control of the Bank.

Benefits are paid upon termination from the Bank. A participant’s account balance is determined at that time, and payments begin the first day of the month following termination. Historically, once a participant was terminated or retired, the account balance accrued interest at a rate of 8.0% per annum until paid in full. Once the CAP Plan was frozen, only participants in “pay status” continued to earn interest on their unpaid balance. Effective April 1, 2016, the CAP Plan was amended to permit, but not require, all participants to direct the investment of their accounts under the CAP Plan in selected investment funds and/or shares of our common stock as measures of the return to be paid to them on amounts deferred or otherwise contributed on their behalf under the CAP Plan. Approximately 40% of the participant balances selected this option. Participants who were in “pay status” at the time the CAP Plan was frozen are also permitted to make an irrevocable election to retain the 8.0% per annum fixed rate of return currently paid on their accounts under the CAP Plan. Approximately 60% of the participant balances elected to retain this option.

Prior to termination with the Bank, a participant is given the option to have his or her account balance paid in equal monthly installments over a period of between five (5) and ten (10) years, or, in a lump sum between two (2) and ten (10) years following termination. In the absence of a timely and valid election, the account balance will be paid in equal monthly installments over a period of five (5) years. If a participant dies while his account is in “pay status” the remaining balance of his account is paid to his or her beneficiary within 60 days of the participant’s death, provided that a participant may elect to have his or her benefit continue to his or her beneficiary under the same payment schedule as was in effect before the participants death.

Mr. Plemens and Mr. Scaggs are participants in the CAP Plan; however, only Mr. Plemens has a positive account balance. In anticipation of the payouts becoming due under the CAP Plan, the Bank purchased life insurance to help pay for the costs associated thereunder. The Bank has funded the present value of all liabilities associated with the CAP Plan in a Rabbi Trust, regardless of whether participants elected to direct the investment of their funds in selected investment options.

Other Benefits. Executive officers are entitled to participate in fringe benefit plans offered to all employees including health and dental insurance plans and life, accidental death and dismemberment and long-term disability plans.

Executive Compensation

Summary Compensation Table. The following table shows, for the fiscal years indicated, the cash compensation we paid, as well as certain other compensation paid or accrued for those years, to our named executive officers for services in all capacities.

SUMMARY COMPENSATION TABLE

						Nonequity
				Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Awards	Awards	Compensation(1)	Compensation($)(2)	Total($)

Roger D. Plemens	2018	419,000	—	—	—	115,309	31,787	566,096
President and Chief Executive Officer	2017	380,000	—	—	—	92,416	34,740	507,156

Ryan M. Scaggs	2018	243,000	—	—	—	62,014	26,478	331,492
Executive Vice President and Chief Operating Officer	2017	224,000	—	—	—	54,477	24,292	302,769

David A. Bright	2018	234,500	—	—	—	59,844	26,273	320,617
Executive Vice President and Chief Financial Officer	2017	217,000	—	—	—	52,774	23,956	293,730

(1)	Represents incentive awards paid or accrued for services performed in the applicable year pursuant to the Bank Incentive Plan.
(2)	The amounts reported in “All Other Compensation” are comprised of the items listed in the following table:
12

Name	Year	Director Fees ($)	Employer 401(k) Match($)	Paid Time Off($)(1)	Premiums Paid on Supplemental Income Protection($)	Premiums Paid on Long Term Disability Insurance($)	Premiums Paid on Group Life Insurance($)	Premiums Paid on Group Health Insurance($)	Split Dollar Death Benefit($)
Roger D. Plemens	2018	—	7,459	8,058	1,624	950	346	8,724	4,626
	2017	—	12,150	7,308	1,624	775	335	8,314	4,234

Ryan M. Scaggs	2018	—	12,028	4,673	—	711	342	8,724	—
	2017	—	10,675	4,308	—	694	301	8,314	—

David A. Bright	2018	—	12,015	4,510	—	686	338	8,724	—
	2017	—	10,504	4,173	—	673	292	8,314	—

(1) Represents amount paid to the named executive officer in lieu of unused accrued “paid time off”.

Outstanding Equity Awards at Fiscal Year-End. The following table provides information concerning outstanding equity awards for each named executive officer as of December 31, 2018.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options
Name	Exercisable (#)	Unexercisable (#)	Option Exercise Price ($/share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Roger D. Plemens	41,370	27,580	18.55	11/30/25	11,820	245,265

Ryan M. Scaggs	18,900	12,600	18.55	11/30/25	5,400	112,050

David A. Bright	17,220	11,480	18.55	11/30/25	4,920	102,090

(1)	Represent outstanding awards that vest in two equal installments on November 30, 2019 and November 30, 2020.
(2)	Based on the closing price of the Company’s common stock ($20.75) on December 31, 2018.

Director Compensation

The following table shows, for the year ended December 31, 2018, the cash compensation paid by us, as well as certain other compensation paid or accrued for the year ended December 31, 2018, to directors who are not named executive officers.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronald D. Beale	19,500	—	—	—	19,500
Louis E. Buck, Jr.	32,300	—	—	—	32,300
Adam W. Burrell, MD	25,850	—	—	—	25,850
R. Matthew Dunbar	27,500	—	—	—	27,500
Charles M. Edwards	24,000	—	—	—	24,000
Craig A. Fowler	26,350	—	—	—	26,350
Jim M. Garner	37,450	—	—	—	37,450
Fred H. Jones	35,625	—	—	—	35,625
Douglas W. Kroske	26,750	—	—	—	26,750
Beverly W. Mason	27,500	—	—	—	27,500

Directors’ Fees and Practices

During the year ended December 31, 2018, our directors received retainers in exchange for their service on our Board, the Bank Board and their committees. For serving on the Board and the Bank Board, each of our directors received a base retainer of $18,000, while Mr. Jones and Mr. Garner each received an additional $7,450 and $8,450 as Chairman of our Board and Chairman of the Bank Board, respectively. For serving on the Executive Committee, each member received a retainer of $1,500, while Mr. Garner received an additional $2,000 as Chairman of the Executive Committee. For serving on the Loan Committee, each member received a retainer of $5,000, while Mr. Garner received an additional $2,500 as Chairman of the Loan Committee. For serving on the Audit Committee, each member received a retainer of $3,600, while Dr. Buck received an additional $2,550 as the Chairman of the Audit Committee. For serving on the Compensation Committee, each member received a retainer of $2,400, while Mr. Jones received an additional $1,275 as the Chairman of the Compensation Committee. For serving on the Governance Committee, each member received a retainer of $1,500, while Ms. Mason received an additional $1,500 as the Chairwoman of the Governance Committee. For serving on the Asset Liability Committee, each member received a retainer of $2,750, while Mr. Dunbar received an additional $1,750 as the Chairman of the Asset Liability Committee. Additionally, Mr. Fowler, an experienced information technology professional, received a retainer of $2,000 in connection with his service on the Bank’s Technology Committee.

Director Survivor Income Agreements

The Bank has purchased insurance policies on the lives of eight of our directors. The entire death benefit is paid to the Bank, which then pays the director’s beneficiary a $100,000 death benefit within 60 days of receipt of the death certificate. If a director is terminated from our Board, the death benefit is forfeited.

Long Term Capital Appreciation Plan

As discussed above, under “– Deferred Compensation, Retirement and Other Benefits,” the CAP Plan provides benefits to directors as well as executives. The following directors are participants in the CAP Plan: Ronald D. Beale, Jim M. Garner, Fred H. Jones, Beverly W. Mason and Roger D. Plemens.

Long Term Care Insurance

Prior to 2018, the Bank purchased multi-year long term care insurance policies for the benefit of certain of its directors and their spouses.

Compensation Committee Interlocks and Insider Participation.

None of the members of the Compensation Committee were employed by the Company or any of its subsidiaries during 2018. None of our executive officers serve on the compensation committee or as a director of another entity of which an officer or director of such other entity serves on our Compensation Committee.

Compensation Committee Report.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis in this Proxy Statement with management and has recommended that it be included in this Amendment No. 1 to the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

Fred H. Jones, Chairman
Louis E. Buck, Jr.
Charles M. Edwards
Douglas W. Kroske
15

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors and Executive Officers

The following table sets forth information concerning the beneficial ownership of shares of each director and each named executive officer who held office during 2018 and by all directors and executive officers as a group. According to rules promulgated by the SEC, a person is the “beneficial owner” of securities if the person has or shares the power to vote them or to direct their investment, or has the right to acquire ownership of such securities within 60 days through the exercise of an option, warrant, right of conversion of a security, or otherwise.

	Amount and Nature of Beneficial Ownership
Name	Shares Owned(1)	Exercisable Stock Options	Total Beneficial Ownership	Percentage of Class(2)
Ronald D. Beale(3)	8,060	7,140	15,200	*
David A. Bright(4)	27,139	17,220	44,359	*
Louis E. Buck, Jr.(5)	10,920	2,380	13,300	*
Adam W. Burrell, MD(6)(7)	25,136	7,140	32,276	*
R. Matt Dunbar	2,760	7,140	9,900	*
Charles M. Edwards	8,060	7,140	15,200	*
Craig A. Fowler(8)	4,820	3,180	8,000	*
Jim M. Garner(7)(9)	30,732	7,140	37,872	*
Fred H. Jones(10)	18,820	7,140	25,960	*
Douglas W. Kroske	2,020	2,380	4,400	*
Beverly W. Mason(7)(11)	42,774	7,140	49,914	*
Roger D. Plemens(12)	32,066	41,370	73,436	1.1%
Ryan M. Scaggs(13)	25,600	18,900	44,500	*
Directors and Executive Officers as a Group (17 total)(7)	235,394	169,710	405,104	5.9%

*	Represents less than 1% of the issued and outstanding shares.
(1)	Unless otherwise noted, all shares are owned directly of record or are shares for which the named individual has sole voting and investment power.
(2)	The percentage is based upon 6,919,212 shares outstanding as of April 29, 2019.
(3)	Includes 6,020 shares held jointly with Mr. Beale’s spouse.
(4)	Includes 21,246 shares held jointly with Mr. Bright’s spouse and 85 shares held by him as custodian for his son.
(5)	Includes 3,100 shares held jointly with Mr. Buck’s spouse.
(6)	Includes 1,476 shares held jointly with Dr. Burrell’s spouse.
(7)	As trustees, Ms. Mason and Messrs. Burrell and Garner each have shared voting and investment power over 17,672 shares held by a Rabbi Trust.
(8)	Includes 1,200 shares held jointly with Mr. Fowler’s spouse.
(9)	Includes 11,020 shares held jointly with Mr. Garner’s spouse.
(10)	Includes 4,300 shares held jointly with Mr. Jones’ spouse, 1,000 shares held by his son and 500 shares held by his daughter. Also includes 6,000 shares over which Mr. Jones exercises voting control as power of attorney.
(11)	Includes 4,242 shares held by Ms. Mason as custodian for her grandchildren.
(12)	Includes 20,000 shares held jointly with Mr. Plemens’ spouse.
(13)	Includes 9,100 shares held jointly with Mr. Scaggs’ spouse.

Security Ownership of Certain Beneficial Owners

The Exchange Act requires that any person who acquires the beneficial ownership of more than 5% of our common stock notify the SEC and us. Set forth below is certain information, as of the Record Date, regarding all persons or “groups,” as defined in the Exchange Act, who held of record or who are known to us to own beneficially more than 5% of our shares.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
FMR LLC 245 Summer Street, Boston, MA 02210	597,361	(2)	8.6%

(1)	Based upon a total of 6,917,703 shares of common stock outstanding as of December 31, 2018.
(2)	Based on a Schedule 13G/A filed by FMR LLC on February 13, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Certain directors, nominees for director and executive officers of the Company, companies with which directors, nominees for director and executive officers are associated, and/or the immediate family members of directors, nominees for director and executive officers of the Company are customers of the Bank and as such may from time to time borrow funds from the Bank within prescribed limitations, including those imposed by Section 402 of the Sarbanes-Oxley Act of 2002. Any such loans and commitments are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company or the Bank, and do not involve more than the normal risk of collectability or present to the Bank other unfavorable features.

Jim M. Garner, a director, owns 46% of The Wayah Agency, Inc. (“Agency”). On January 1, 2017, Agency sold its insurance brokerage business to Wayah Insurance Group, Inc. (“Insurance Group”). Since January 1, 2017, Mr. Garner has been employed by Insurance Group as an insurance agent, in exchange for which he receives a base salary. Also since January 1, 2017, Mr. Garner has been a member of the board of directors of Insurance Group. During the year ending December 31, 2018, Insurance Group served as an insurance broker for the Bank’s property and casualty insurance and bond products. Insurance Group was paid an aggregate of $41,868 in commissions from these transactions, based on premiums paid by the Bank. It is anticipated that Mr. Garner, through Insurance Group, will provide insurance brokerage services to the Bank from time to time during the year ended December 31, 2019.

Fred H. Jones, a director, is the President and one-third owner of Jones, Key, Melvin & Patton, P.A. (“Jones Key”). Jones Key provides legal services from time to time to the Bank. During the year ended December 31, 2018, the Bank paid Jones Key $1,050 in exchange for legal services. It is anticipated that Jones Key will provide legal services to the Bank from time to time during the year ending December 31, 2019.

Indebtedness of and Transactions with Related Persons

The Bank provides loans and other credit facilities in the ordinary course of its business to members of our Board, members of the Bank Board, and employees, including executive officers, and businesses in which the foregoing have direct or indirect interests, as well as the immediate family of the foregoing (together, “Related Persons”). In accordance with Federal Reserve Regulation O, the Bank has adopted a policy which sets forth the requirements applicable to such loans and other credit facilities. These loans and other credit facilities are made using the same credit and underwriting standards as are applicable to the general public, and such loans and other credit facilities do not involve more than the normal risk of collectability or present other unfavorable features. Pursuant to this policy, outstanding loans and other credit facilities to Related Persons are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with nonaffiliated persons, and do not involve more than the normal risk of collectability or present to the Bank other unfavorable features.

Our Board is charged with reviewing and approving all transactions that either we or the Bank may have from time to time with Related Persons other than transactions subject to Federal Reserve Regulation O, discussed above. All material facts of each transaction and the Related Person’s interest are discussed by all disinterested directors and a decision is made about whether the transaction is fair to the Company and the Bank. A majority vote of all disinterested directors is required to approve any transaction involving a Related Person.

Director Independence

Except for Mr. Plemens, all members of the Board are “independent” as defined under the rules and listing standards of The NASDAQ Global Market [and our Corporate Governance Guidelines]. For a director to be considered independent, our Board must determine that the director does not have a relationship with us that would interfere with the exercise of judgment in carrying out the responsibilities of a director. Our Board has established guidelines to assist it in determining director independence, which are included in its Corporate Governance Guidelines and conform to the independence requirements in the NASDAQ listing standards. A copy of the Corporate Governance Guidelines is available on our website, www.entegrabank.com, under the heading Investor Relations.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table shows the fees paid or accrued by us for the audit provided by Dixon Hughes Goodman LLP for fiscal year 2018 and fiscal year 2017.

	Years Ended December 31
	2018	2017
Audit Fees	$258,422	$271,500
Audit-Related Fees	—	—
Tax Fees(1)	—	2,955
All Other Fees	—	—
Total	$258,422	$274,455

(1)	Represents amounts paid for assistance in the preparation of our various federal, state and local tax returns, and income tax analyses.

Pre-Approval Policy

All audit related services, tax services and other services giving rise to the fees listed under “Audit Fees” and “Tax Fees” in the table above were pre-approved by the Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Charter of the Audit Committee provides for pre-approval of all audit and non-audit services to be provided by our independent auditors. The Charter also authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services, provided that any such approvals are presented to the Audit Committee at its next scheduled meeting. In both 2018 and 2017, 100% of the total fees paid for audit, audit related and tax services that were required to be pre-approved in accordance with the regulations were pre-approved.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

List of Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTEGRA FINANCIAL CORP.

Date: April 30, 2019	/s/ Roger D. Plemens
Roger D. Plemens
President and Chief Executive Officer
20