Form 10-Q
period 2019-03-31
Entegra Financial Corp.
filed 2019-05-08
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ENFC	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 7, 2019, 6,919,212 shares of the issuer’s common stock (no par value), were issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$15,494	$15,409
Interest-earning deposits	82,791	53,710
Cash and cash equivalents	98,285	69,119

Investments - equity securities	6,812	6,178
Investments - available for sale	357,132	359,738
Other investments, at cost	12,092	12,039
Loans held for sale (includes $3,270 and $2,431 at fair value)	9,208	7,570
Loans receivable, net	1,079,837	1,076,069
Allowance for loan losses	(12,043)	(11,985)
Fixed assets, net	26,093	26,385
Real estate owned	2,256	2,493
Accrued interest receivable	6,669	6,443
Bank owned life insurance	32,087	32,886
Small Business Investment Company holdings, at cost	4,306	3,839
Net deferred tax asset	5,265	7,551
Loan servicing rights	2,753	2,837
Goodwill	23,903	23,903
Core deposit intangible	3,404	3,577
Other assets	11,092	7,799

Total assets	$1,669,151	$1,636,441

Liabilities and Shareholders’ Equity

Liabilities:
Core deposits	$828,850	$795,261
Retail certificates of deposit	340,047	349,971
Wholesale deposits	77,322	76,008
Federal Home Loan Bank advances	213,500	213,500
Junior subordinated notes	14,433	14,433
Other borrowings	9,385	9,299
Post employment benefits	9,410	9,305
Accrued interest payable	1,173	1,647
Other liabilities	4,106	4,145
Total liabilities	1,498,226	1,473,569

Commitments and contingencies (Notes 7 and 12)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,919,212 and 6,917,703 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock held by Rabbi Trust, at cost; 17,672 shares at both March 31, 2019 and December 31, 2018	(379)	(379)
Additional paid in capital	74,320	74,051
Retained earnings	96,439	92,624
Accumulated other comprehensive income (loss)	545	(3,424)
Total shareholders’ equity	170,925	162,872

Total liabilities and shareholders’ equity	$1,669,151	$1,636,441

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$12,916	$11,892
Interest on tax exempt loans	108	92
Taxable securities	2,081	1,789
Tax-exempt securities	760	550
Interest-earning deposits	472	349
Other	205	170
Total interest income	16,542	14,842

Interest expense:
Deposits	2,926	1,382
Federal Home Loan Bank advances	1,396	820
Junior subordinated notes	139	138
Other borrowings	128	109
Total interest expense	4,589	2,449

Net interest income	11,953	12,393

Provision for loan losses	116	361
Net interest income after provision for loan losses	11,837	12,032

Noninterest income:
Servicing income, net	89	94
Mortgage banking	263	239
Gain on sale of SBA loans	80	61
Loss on sale of investments, net	—	(12)
Equity securities gains (losses)	418	(53)
Service charges on deposit accounts	398	431
Interchange fees, net	246	248
Bank owned life insurance	180	200
Legal settlement income	1,750	—
Other	278	208
Total noninterest income	3,702	1,416

Noninterest expenses:
Compensation and employee benefits	6,020	5,617
Net occupancy	1,120	1,092
Federal deposit insurance	142	279
Professional and advisory	325	277
Data processing	493	509
Marketing and advertising	279	209
Merger-related expenses	1,350	196
Net cost of operation of real estate owned	7	50
Other	1,002	894
Total noninterest expenses	10,738	9,123

Income before taxes	4,801	4,325

Income tax expense	986	743

Net income	$3,815	$3,582

Earnings per common share:
Basic	$0.55	$0.52
Diluted	$0.55	$0.51

Weighted average common shares outstanding:
Basic	6,918,769	6,885,911
Diluted	6,943,267	7,027,884

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$3,815	$3,582

Other comprehensive income (loss):
Change in unrealized holding gains and (losses) on securities available for sale	5,390	(4,505)
Reclassification adjustment for securities (gains) losses realized in net income	—	12
Change in unrealized holding gains and losses on cash flow hedge	(159)	202
Reclassification adjustment for cash flow hedge effectiveness	(65)	(56)
Other comprehensive income (loss), before tax	5,166	(4,347)
Income tax effect related to items of other comprehensive income (loss)	(1,197)	965
Other comprehensive income (loss), after tax	3,969	(3,382)

Comprehensive income	$7,784	$200

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)

	Common Stock
	Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Stock held by Rabbi Trust	Total
Balances at December 31, 2018	6,917,703	$74,051	$92,624	$(3,424)	$(379)	$162,872

Net income	—	—	3,815	—	—	3,815
Other comprehensive income, net of tax	—	—	—	3,969	—	3,969
Stock compensation expense	—	290	—	—	—	290
Vesting of restricted stock units, net of 931 shares surrendered	1,509	(21)	—	—	—	(21)
Balances at March 31, 2019	6,919,212	$74,320	$96,439	$545	$(379)	$170,925

Balance, December 31, 2017	6,879,191	$72,997	$78,718	$(23)	$(379)	$151,313

Net income	—	—	3,582	—	—	3,582
Other comprehensive loss, net of tax	—	—	—	(3,382)	—	(3,382)
Stock compensation expense	—	257	—	—	—	257
Stock options exercised	8,081	117	—	—	—	117
Vesting of restricted stock units, net of 397 shares surrendered	1,143	(11)	—	—	—	(11)
Cumulative effect of change in accounting principle	—	—	(9)	9	—	—
Balance, March 31, 2018	6,888,415	$73,360	$82,291	$(3,396)	$(379)	$151,876

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,815	$3,582
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	220	173
Investment amortization, net	820	813
Equity securities (income) loss	(418)	53
Provision for loan losses	116	361
Provision for real estate owned	—	18
Share-based compensation expense	290	257
Deferred tax expense	1,045	895
Loss on sales of investments	—	12
Income on bank owned life insurance, net	(180)	(200)
Mortgage banking income, net	(263)	(239)
Gain on sales of SBA loans	(80)	(61)
Net realized (gain) loss on sale of real estate owned	(6)	16
Loans originated for sale	(9,510)	(9,745)
Proceeds from sale of loans originated for sale	8,215	9,866
Net change in operating assets and liabilities:
Accrued interest receivable	(226)	(134)
Loan servicing rights	84	30
Other assets	(3,711)	(1,135)
Postemployment benefits	105	(163)
Accrued interest payable	(474)	(170)
Other liabilities	(170)	(428)
Net cash (used in) provided by operating activities	(328)	3,801

Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	—	(21,758)
Maturities/calls and principal repayments	7,177	8,858
Sales	—	10,009
Net increase in loans	(3,474)	(31,241)
Proceeds from sale of real estate owned	34	355
Proceeds from settlement of BOLI policies	1,115	—
Purchase of fixed assets	(39)	(345)
Purchase of Small Business Investment Company Holdings, at cost	(467)	(68)
Purchase of other investments, at cost	(53)	(78)
Net cash provided by (used in) investing activities	4,293	(34,268)

Cash flows from financing activities:
Net increase in deposits	24,366	43,375
Net increase in escrow deposits	770	653
Net increase in other borrowings	86	463
Proceeds from FHLB advances	50,000	40,000
Repayment of FHLB advances	(50,000)	(40,000)
Cash received upon exercise of stock options	—	117
Cash paid for shares surrendered upon vesting of restricted stock	(21)	(11)
Net cash provided by financing activities	25,201	44,597

Increase in cash and cash equivalents	29,166	14,130

Cash and cash equivalents, beginning of period	69,119	109,467

Cash and cash equivalents, end of period	$98,285	$123,597

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$5,220	$2,619
Income taxes	554	—

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$—	$749
Loans originated for the disposition of real estate owned	209	54

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019 (the “2018 Form 10-K”). In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Recent Accounting Standards Updates

Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02, among other things, requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted ASU 2016-02, along with several other subsequent codification updates related to lease accounting, as of January 1, 2019. See Note 14 for additional information.

In June 2016, the FASB issued amendments to ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company has formed a cross-functional committee to provide corporate governance over the implementation of this update, has evaluated data sources and made process updates to capture additional relevant data, has identified a service provider to perform the calculation, and continues to attend seminars and forums specific to this update. The Company also engaged the service provider to assist with the implementation of the standard. The preliminary measurement of life of loan credit losses was completed in the first quarter of 2019 using December 31, 2018 data. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. INVESTMENT SECURITIES

The following table presents the holdings of our equity securities as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)

Mutual funds	$6,812	$6,178

Equity securities with a fair value of $6.2 million as of March 31, 2019 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of March 31, 2019 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. There were gains on equity securities of $0.4 million for the three months ended March 31, 2019, and losses of $0.1 million for the three months ended March 31, 2018.

The amortized cost and estimated fair values of available-for-sale (“AFS”) securities as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$33,918	$112	$(208)	$33,822
Municipal Securities	115,467	2,194	(182)	117,479
Mortgage-backed Securities - Guaranteed	82,467	196	(1,137)	81,526
Collateralized Mortgage Obligation - Guaranteed	22,194	99	(388)	21,905
Collateralized Mortgage Obligation - Non Guaranteed	66,842	491	(194)	67,139
Collateralized Loan Obligations	15,524	—	(312)	15,212
Corporate bonds	19,920	237	(108)	20,049
	$356,332	$3,329	$(2,529)	$357,132

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$34,068	$74	$(152)	$33,990
Municipal Securities	115,860	209	(1,667)	114,402
Mortgage-backed Securities - Guaranteed	86,664	98	(1,578)	85,184
Collateralized Mortgage Obligation - Guaranteed	22,492	47	(650)	21,889
Collateralized Mortgage Obligation - Non Guaranteed	69,774	125	(728)	69,171
Collateralized Loan Obligations	15,534	1	(458)	15,077
Corporate bonds	19,936	232	(143)	20,025
	$364,328	$786	$(5,376)	$359,738

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$22,738	$179	$2,032	$29	$24,770	$208
Municipal Securities	—	—	20,277	182	20,277	182
Mortgage-backed Securities - Guaranteed	5,987	60	54,578	1,077	60,565	1,137
Collateralized Mortgage Obligations - Guaranteed	—	—	15,433	388	15,433	388
Collateralized Mortgage Obligations - Non Guaranteed	2,908	25	17,739	169	20,647	194
Collateralized loan obligations	11,750	269	3,462	43	15,212	312
Corporate bonds	3,125	25	3,350	83	6,475	108
	$46,508	$558	$116,871	$1,971	$163,379	$2,529

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$23,423	$152	$—	$—	$23,423	$152
Municipal Securities	33,028	421	56,153	1,246	89,181	1,667
Mortgage-backed Securities - Guaranteed	27,692	370	45,619	1,208	73,311	1,578
Collateralized Mortgage Obligations - Guaranteed	2,042	19	15,294	631	17,336	650
Collateralized Mortgage Obligations - Non Guaranteed	22,383	185	30,471	543	52,854	728
Collateralized loan obligations	11,618	404	1,449	54	13,067	458
Corporate bonds	2,492	45	3,345	98	5,837	143
	$122,678	$1,596	$152,331	$3,780	$275,009	$5,376

Information pertaining to the number of securities with gross unrealized losses is detailed in the table below. Management of the Company believes all unrealized losses as of March 31, 2019 and December 31, 2018 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2019
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	15	1	16
Municipal Securities	—	18	18
Mortgage-backed Securities - Guaranteed	5	52	57
Collateralized Mortgage Obligations - Guaranteed	—	8	8
Collateralized Mortgage Obligations - Non Guaranteed	2	13	15
Collateralized Loan Obligations	6	2	8
Corporate bonds	4	4	8
	32	98	130

	December 31, 2018
	Less Than 12 Months	More Than 12 Months	Total
U.S. Treasury & Government Agencies	14	—	14
Municipal Securities	31	52	83
Mortgage-backed Securities - Guaranteed	21	43	64
Collateralized Mortgage Obligations - Guaranteed	1	8	9
Collateralized Mortgage Obligations - Non Guaranteed	12	22	34
Collateralized Loan Obligations	6	1	7
Corporate bonds	3	4	7
	88	130	218

The Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows for the three months ended March 31, 2018:

(Dollars in thousands)
Gross proceeds	$10,009
Gross realized gains	21
Gross realized losses	33

There were no investment security sales for the three months ended March 31, 2019.

The Company had securities pledged against deposits and borrowings of approximately $159.8 million at March 31, 2019 and $155.8 million at December 31, 2018.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2019, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,979	$1,981
Over 1 year through 5 years	4,570	3,207
After 5 years through 10 years	30,973	32,307
Over 10 years	147,307	149,067
	184,829	186,562
Mortgage-backed securities	171,503	170,570

Total	$356,332	$357,132

NOTE 3. LOANS RECEIVABLE

Loans receivable as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)

Real estate mortgage loans:
One-to four-family residential	$328,779	$325,560
Commercial real estate	500,600	498,106
Home equity loans and lines of credit	47,665	48,679
Residential construction	46,622	39,533
Other construction and land	99,462	104,645
Total real estate loans	1,023,128	1,016,523

Commercial and industrial	51,562	54,410
Consumer	6,494	6,842
Total commercial and consumer	58,056	61,252

Loans receivable, gross	1,081,184	1,077,775

Less: Net deferred loan fees	(1,046)	(1,000)
Fair value discount	(915)	(1,048)
Hedged loans basis adjustment (See Note 8)	503	245
Unamortized premium	319	333
Unamortized discount	(208)	(236)

Loans receivable, net of deferred fees	$1,079,837	$1,076,069

The Bank had $267.2 million and $256.1 million of loans pledged as collateral to secure funding with the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2019 and December 31, 2018, respectively. The Bank also had $115.2 million and $114.4 million of loans pledged as collateral to secure funding availability with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2019 and December 31, 2018, respectively.

Included in loans receivable and other borrowings at March 31, 2019 are $4.4 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018

Discount on purchased loans, beginning of period	$236	$710
Accretion	(28)	(29)
Discount on purchased loans, end of period	$208	$681

The following table presents the activity related to the fair value discount on loans from business combinations for the three months ended March 31 2019, and 2018:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018

Fair value discount, beginning of period	$1,048	$2,012
Accretion	(133)	(266)
Fair value discount, end of period	$915	$1,746

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31, 2019
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,909	$5,130	$560	$452	$1,250	$608	$76	$11,985
Provision	34	(112)	255	68	(42)	43	(130)	116
Charge-offs	(4)	—	(209)	—	—	(59)	(26)	(298)
Recoveries	20	56	—	—	8	4	152	240
Ending balance	$3,959	$5,074	$606	$520	$1,216	$596	$72	$12,043

	Three Months Ended March 31, 2018
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887
Provision	(151)	229	(21)	150	63	128	(37)	361
Charge-offs	(110)	(35)	(41)	—	—	—	(29)	(215)
Recoveries	13	3	21	—	20	5	72	134
Ending balance	$3,770	$4,561	$575	$453	$1,108	$636	$64	$11,167

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans for the periods indicated:

	March 31, 2019
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$148	$80	$74	$—	$46	$5	$—	$353
Collectively evaluated for impairment	3,811	4,994	532	520	1,170	591	72	11,690
	$3,959	$5,074	$606	$520	$1,216	$596	$72	$12,043

Loans Receivable
Individually evaluated for impairment	$3,262	$5,994	$312	$—	$1,358	$271	$—	$11,197
Collectively evaluated for impairment	325,414	493,085	47,500	46,566	97,918	51,563	6,594	1,068,640
	$328,676	$499,079	$47,812	$46,566	$99,276	$51,834	$6,594	$1,079,837

	December 31, 2018
	One-to four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$79	$27	$—	$—	$54	$7	$—	$167
Collectively evaluated for impairment	3,830	5,103	560	452	1,196	601	76	11,818
	$3,909	$5,130	$560	$452	$1,250	$608	$76	$11,985

Loans Receivable
Individually evaluated for impairment	$2,900	$6,019	$313	$—	$1,377	$276	$—	$10,885
Collectively evaluated for impairment	322,255	490,530	48,512	39,488	103,087	54,367	6,945	1,065,184
	$325,155	$496,549	$48,825	$39,488	$104,464	$54,643	$6,945	$1,076,069

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

The following tables present the recorded investment in gross loans by loan grade as of the dates indicated:

March 31, 2019
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$7,449	$—	$—	$—	$1,191	$6	$8,646
2	—	10,444	—	—	—	904	—	11,348
3	31,789	89,877	4,839	9,562	12,292	14,717	17	163,093
4	124,622	281,883	3,719	24,186	55,743	22,044	215	512,412
5	25,610	88,755	392	2,443	17,947	12,105	4	147,256
6	318	8,185	—	1	1,280	478	—	10,262
7	646	5,491	—	—	187	383	—	6,707
	$182,985	$492,084	$8,950	$36,192	$87,449	$51,822	$242	$859,724

Ungraded Loan Exposure:

Performing	$144,670	$6,976	$38,519	$10,374	$11,763	$12	$6,351	$218,665
Nonperforming	1,021	19	343	—	64	—	1	1,448
Subtotal	$145,691	$6,995	$38,862	$10,374	$11,827	$12	$6,352	$220,113

Total	$328,676	$499,079	$47,812	$46,566	$99,276	$51,834	$6,594	$1,079,837

December 31, 2018
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$7,569	$—	$—	$—	$1,264	$7	$8,840
2	—	7,860	—	—	—	20	—	7,880
3	31,623	87,756	5,212	9,365	12,111	15,685	264	162,016
4	121,688	280,630	4,014	18,358	61,646	22,374	245	508,955
5	24,738	88,698	615	3,404	17,630	12,307	5	147,397
6	321	7,867	—	1	1,303	495	—	9,987
7	674	5,725	—	—	376	487	—	7,262
	$179,044	$486,105	$9,841	$31,128	$93,066	$52,632	$521	$852,337

Ungraded Loan Exposure:

Performing	$145,470	$10,420	$38,806	$8,360	$11,334	$2,011	$6,424	$222,825
Nonperforming	641	24	178	—	64	—	—	907
Subtotal	$146,111	$10,444	$38,984	$8,360	$11,398	$2,011	$6,424	$223,732

Total	$325,155	$496,549	$48,825	$39,488	$104,464	$54,643	$6,945	$1,076,069

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$4,364	$—	$251	$4,615	$324,061	$328,676
Commercial real estate	4,291	119	1,515	5,925	493,154	499,079
Home equity and lines of credit	159	—	343	502	47,310	47,812
Residential construction	350	—	1	351	46,215	46,566
Other construction and land	129	—	64	193	99,083	99,276
Commercial	283	—	62	345	51,489	51,834
Consumer	35	3	1	39	6,555	6,594
Total	$9,611	$122	$2,237	$11,970	$1,067,867	$1,079,837

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$3,562	$1,317	$84	$4,963	$320,192	$325,155
Commercial real estate	2,615	—	1,782	4,397	492,152	496,549
Home equity and lines of credit	400	457	73	930	47,895	48,825
Residential construction	—	—	1	1	39,487	39,488
Other construction and land	613	32	64	709	103,755	104,464
Commercial	307	25	121	453	54,190	54,643
Consumer	27	4	—	31	6,914	6,945
Total	$7,524	$1,835	$2,125	$11,484	$1,064,585	$1,076,069
18

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$2,324	$2,475	$—	$845	$923	$—
Commercial real estate	3,925	6,271	—	3,835	6,207	—
Home equity and lines of credit	213	328	—	283	283	—
Other construction and land	549	683	—	365	366	—
	$7,011	$9,757	$—	$5,328	$7,779	$—

Loans with a valuation allowance
One-to-four family residential	$938	$938	$148	$2,055	$2,055	$79
Commercial real estate	2,069	2,069	80	2,184	2,184	27
Home equity and lines of credit	99	99	74	30	30	—
Other construction and land	809	809	46	1,012	1,012	54
Commercial	271	271	5	276	276	7
	$4,186	$4,186	$353	$5,557	$5,557	$167

Total
One-to-four family residential	$3,262	$3,413	$148	$2,900	$2,978	$79
Commercial real estate	5,994	8,340	80	6,019	8,391	27
Home equity and lines of credit	312	427	74	313	313	—
Other construction and land	1,358	1,492	46	1,377	1,378	54
Commercial	271	271	5	276	276	7
	$11,197	$13,943	$353	$10,885	$13,336	$167

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended March 31,
	2019		2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)
Loans without a valuation allowance
One-to four-family residential	$2,483	$29	$1,877	$29
Commercial real estate	6,272	37	5,613	31
Home equity and lines of credit	328	15	427	14
Other construction and land	685	5	699	5
	$9,768	$86	$8,616	$79

Loans with a valuation allowance
One-to four-family residential	$937	$8	$1,621	$16
Commercial real estate	2,155	23	1,693	23
Home equity and lines of credit	99	2	—	—
Other construction and land	819	12	1,724	9
Commercial	274	6	290	5
	$4,284	$51	$5,328	$53

Total
One-to four-family residential	$3,420	$37	$3,498	$45
Commercial real estate	8,427	60	7,306	54
Home equity and lines of credit	427	17	427	14
Other construction and land	1,504	17	2,423	14
Commercial	274	6	290	5
	$14,052	$137	$13,944	$132

Nonperforming Loans

The following table summarizes the balances of nonperforming loans as of March 31, 2019 and December 31, 2018. Certain loans classified as Troubled Debt Restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)

One-to-four family residential	$1,394	$1,037
Commercial real estate	2,854	3,266
Home equity loans and lines of credit	343	178
Residential construction	1	—
Other construction and land	251	256
Commercial	62	120
Consumer	1	—
Non-performing loans	$4,906	$4,857

TDRs

The following tables summarize TDR loans as of the dates indicated:

	March 31, 2019
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$2,138	$358	$2,496
Commercial real estate	3,912	1,212	5,124
Home equity and lines of credit	313	—	313
Other construction and land	1,170	187	1,357
Commercial	271	—	271

	$7,804	$1,757	$9,561

	December 31, 2018
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$2,154	$361	$2,515
Commercial real estate	3,690	1,462	5,152
Home equity and lines of credit	283	30	313
Other construction and land	1,185	192	1,377
Commercial	276	—	276

	$7,588	$2,045	$9,633

There were no loan modifications that were deemed TDRs at the time of the modification during the three months ended March 31, 2019 or 2018.

There were no TDRs that defaulted during the three months ending March 31, 2019 or 2018 and which were modified as TDRs within the previous 12 months.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

The Company had $23.9 million of goodwill as of March 31, 2019 and December 31, 2018.

The Company had $3.4 million and $3.6 million of core deposit intangibles as of March 31, 2019 and December 31, 2018, respectively. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	As of and for the Three Months Ending	As of and for the Year Ending
	March 31,	December 31,
	2019	2018
	Dollars in thousands
Gross balance at beginning of period	$4,840	$4,840
Additions from acquisitions	—	—
Gross balance at end of period	4,840	4,840
Less accumulated amortization	(1,436)	(1,263)
Core deposit intangible, net	$3,404	$3,577

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles is $0.7 million for 2019 and each of the next three years, $0.6 million in the fifth year, and $0.3 million in the final year.

NOTE 6. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018.

	As of and for the				As of and for the Year Ended
	Three Months Ended March 31,				December 31,
	2019		2018		2018
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$194,562	$—	$192,916	$—	$184,404	$—
Interest-bearing demand	198,516	98	206,530	87	209,085	374
Money Market	390,839	1,138	336,625	366	356,086	2,637
Savings	49,996	14	52,162	15	50,716	59
Time Deposits	412,306	1,676	417,675	914	420,949	5,048
	$1,246,219	$2,926	$1,205,908	$1,382	$1,221,240	$8,118

The following table indicates wholesale deposits included in the money market and time deposits amounts above:

	As of March 31,		As of December 31,
	2019	2018	2018
(Dollars in thousands)	Balance	Balance	Balance
Wholesale money market	$5,063	$25,026	$5,030
Wholesale time deposits	72,259	56,232	70,978
	$77,322	$81,258	$76,008

NOTE 7. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated:

	March 31, 2019		December 31, 2018
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
2019	163,500	2.59%	168,500	2.52%
2020	45,000	2.80%	45,000	2.80%
2024	5,000	2.81%	—	—
	$213,500	2.64%	$213,500	2.58%

The Company has a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. The Company had drawn $5.0 million on the revolving credit loan facility as of March 31, 2019 and December 31, 2018.

The Company also had other borrowings of $4.4 million and $4.3 million at March 31, 2019 and December 31, 2018, respectively, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on these other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Swaps

Risk Management Objective of Interest Rate Swaps

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedging relationship. The Company's hedging strategies involving interest rate derivatives are classified as either “Fair Value Hedges” or “Cash Flow Hedges,” depending upon the rate characteristic of the hedged item.

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

The Company’s agreements with its interest rate swap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At March 31, 2019, the Company had two derivatives in net liability positions of $0.6 million under these agreements and recognized the right to reclaim cash collateral of $0.6 million which was included in the consolidated balance sheets in Other assets. The Company had one derivative in a net liability position of $0.2 million at December 31, 2018.

Mortgage Derivatives

Risk Management Objective of Mortgage Lending Activities

The Company also maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of our operations, we enter into derivative contracts to economically hedge risks associated with overall price risk related to interest rate lock commitments (”IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sales commitments and IRLCs.

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

	Derivative Assets (1)		Derivative Liabilities (1)
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps	$260	$354	$861	$462
Total	$260	$354	$861	$462

Derivatives not designated as hedging instruments:
Mortgage derivatives	$45	$34	$21	$22
Total	$45	$34	$21	$22

(1) All derivative assets are located in “Other assets” on the consolidated balance sheets and all derivative liabilities are located in “Other liabilities” on the consolidated balance sheets.

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income:

Derivatives Designated as Hedging Instruments

	Three Months Ended March 31,
	2019		2018
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$16,542	$4,589	$14,842	$2,449

Amounts related to fair value hedging relationships
Interest rate swaps:
Hedged items	259	—	—	—
Derivatives designated as hedging instruments	(274)	—	—	—

Amounts related to cash flow hedging relationships
Interest rate swaps:
Amount reclassified from accumulated other comprehensive loss into income	—	(65)	—	(56)

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company entered into a pay-fixed/receive-variable interest rate swap with a notional amount of $25.0 million which was designated as a fair value hedge associated with the Company’s fixed rate loan program.

As of March 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(dollars in thousands)	Carrying amount of the hedged assets	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the balance sheet in which the hedged item is included	March 31, 2019	March 31, 2019
Loans receivable (1)	$97,891	$503

(1) These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2019, the amortized cost basis of the closed portfolio used in the the hedging relationship was $97.9 million, the cumulative basis adjustment associated with the hedging relationship was $0.5 million, and the amount of the designated hedged item was $25.0 million.

Cash Flow Hedges

Interest rate swap contracts, designated as cash flow hedges, involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments without exchange of the underlying notional amounts. The forward starting interest rate swap begins exchanging cash flows in 2020 when the current interest rate swap agreement expires.

The structures of the swap agreements designated as cash flow hedges are described in the table below (dollars in thousands):

Underlyings	Designation	Notional	Payment Provision	Life of Swap Contract
Junior Subordinated Debt	Cash Flow Hedge	$ 14,000	Pay 0.958%/Receive 3 month LIBOR	4 yrs
Junior Subordinated Debt	Cash Flow Hedge	$ 14,000	Pay 3.02%/Receive 3 month LIBOR	3 yrs

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
Interest rate swaps	Location	2019	2018	2018
Amounts recognized in AOCI on derivatives	OCI	$(159)	$202	$2
Amounts reclassified from AOCI into income	Interest expense	(65)	(56)	(431)
Amounts recognized in consolidated statement of comprehensive income		$(224)	$146	$(429)

Derivatives Not Designated as Hedging Instruments

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are described above. At March 31, 2019 and December 31, 2018, the Company had the following IRLCs and forward commitments for the future delivery of residential mortgage loans.

	As of March 31,	As of December 31,
(Dollars in thousands)	2019	2018
Mortgage derivatives
Interest rate lock commitments	$2,736	$1,627
Forward sales commitment	4,250	3,500

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented:

		Three Months Ended March 31,
Interest rate products	Location	2019	2018
		(Dollars in thousands)
Amount of (loss) gain recognized in income on forward commitments	Noninterest income	$(38)	$10
Amount of gain recognized in income on interest rate lock commitments	Noninterest income	11	17
Amount of gain (loss) recognized in income on derivatives not designated as hedging instruments		$(27)	$27

NOTE 9. INCOME TAXES

The components of net deferred taxes as of March 31, 2019 and December 31, 2018 are summarized as follows:

	As of March 31,	As of December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,729	$2,703
Deferred compensation and post-employment benefits	1,874	1,854
Non-accrual interest	251	245
Valuation reserve for other real estate	198	191
North Carolina NOL carryover	233	293
Federal NOL carryover	554	1,231
AMT credit carryover	—	316
General federal business credit carryover	826	691
Unrealized losses on securities	581	1,061
Loan basis differences	46	50
Fixed assets	131	123
Core deposit intangible	148	129
Derivative instruments	21	—
Other	1,122	1,207
Total deferred tax assets	8,714	10,094

Deferred tax liabilities:
Loan servicing rights	633	653
Goodwill	581	495
Core deposit intangible	70	74
Deferred loan costs	1,014	1,001
Prepaid expenses	14	14
Unrealized gains on securities	961	105
Derivative instruments	6	29
Investment in partnerships	170	155
Other	—	17
Total deferred tax liabilities	3,449	2,543

Net deferred tax asset	$5,265	$7,551

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses and other carryforwards as of March 31, 2019:

	As of September, 2017
(Dollars in thousands)	Amount	Expiration Dates
Federal	$2,803	2032-2037
North Carolina	$13,708	2026-2029
Federal General Business Carryforwards	$826	2037-2039

NOTE 10. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Numerator:
Net income	$3,815	$3,582
Denominator:
Weighted-average common shares outstanding - basic	6,918,769	6,885,911
Effect of dilutive securities:
Stock options	6,960	96,871
Restricted stock units	17,538	45,102
Weighted-average common shares outstanding - diluted	6,943,267	7,027,884

Earnings per share - basic	$0.55	$0.52
Earnings per share - diluted	$0.55	$0.51

The average market price used in calculating the assumed number of dilutive shares issued related to stock options for the three months ended March 31, 2019 and 2018 was $23.12 and $28.56, respectively. The average stock price was less than the exercise price for 91,977 options in the three months ended March 31, 2019 and 19,592 options in the three months ended March 31, 2018. As a result, these stock options are not deemed dilutive in calculating diluted earnings per share for the respective periods in the table above.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	(Dollars in thousands)
	Available for Sale Securities	Cash Flow Hedge	Total

Balance, beginning of period	$(3,528)	$104	$(3,424)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	—
Change in net unrealized holding losses on securities available for sale	5,390	—	5,390
Reclassification adjustment for net securities losses realized in net income	—	—	—
Change in unrealized holding gains on cash flow hedge	—	(159)	(159)
Reclassification adjustment for cash flow hedge effectiveness	—	(65)	(65)
Income tax effect	(1,244)	47	(1,197)

Balance, end of period	$618	$(73)	$545

	Three Months Ended March 31, 2018
	(Dollars in thousands)
Balance, beginning of period	$(455)	$432	$(23)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	—
Change in net unrealized holding losses on securities available for sale	(4,505)	—	(4,505)
Reclassification adjustment for net securities losses realized in net income	12	—	12
Change in unrealized holding gains on cash flow hedge	—	202	202
Reclassification adjustment for cash flow hedge effectiveness	—	(56)	(56)
Cumulative effect of change in accounting principle	9	—	9
Income tax effect	996	(31)	965

Balance, end of period	$(3,943)	$547	$(3,396)

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income as of the dates indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Income Statement Line Item Affected
Available-for-sale securities
Losses recognized	$—	$(12)	Loss on sale of investments, net
Income tax effect	—	3	Income tax expense
Reclassified out of AOCI, net of tax	—	(9)	Net income

Cash flow hedge
Interest expense - effective portion	—	30	Interest expense - FHLB advances
Interest expense - effective portion	65	26	Interest expense - Junior subordinated notes
Income tax effect	(15)	(13)	Income tax expense
Reclassified out of AOCI, net of tax	50	43	Net income

Total reclassified out of AOCI, net of tax	$50	$34	Net income

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

The following summarizes the Company’s approximate commitments to extend credit:

March 31, 2019
(Dollars in thousands)
Lines of credit	$175,353
Standby letters of credit	1,011
$176,364

The Company had outstanding commitments to originate loans as follows:

	March 31, 2019
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$24,709	4.25% to 12.00%
Variable	9,323	3.38% to 8.00%
	$34,032

The allowance for unfunded commitments was $0.1 million at March 31, 2019 and December 31, 2018.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to

Fannie Mae and maintained a reserve of $0.3 million as of March 31, 2019 and December 31, 2018.

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 13. FAIR VALUE DISCLOSURES

Overview

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process.

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

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Equity securities	$6,812	$—	$—	$6,812
Securities available for sale:
U.S. Treasury & Government Agencies	4,991	28,831	—	33,822
Municipal Securities	—	117,479	—	117,479
Mortgage-backed Securities - Guaranteed	—	81,526	—	81,526
Collateralized Mortgage Obligations - Guaranteed	—	21,905	—	21,905
Collateralized Mortgage Obligations - Non Guaranteed	—	67,139	—	67,139
Collateralized Loan Obligations	—	15,212		15,212
Corporate bonds	—	19,556	493	20,049
Total securities available for sale	4,991	351,648	493	357,132

Mortgage loans held for sale	—	—	3,270	3,270
Loan servicing rights	—	—	2,753	2,753
Interest rate swaps	—	260	—	260
Mortgage derivatives	—	—	45	45

Total recurring assets at fair value	$11,803	$351,908	$6,561	$370,272

Liabilities:
Interest rate swaps	$—	$861	$—	$861
Mortgage derivatives	—	—	21	21

Total recurring liabilities at fair value	$—	$861	$21	$882

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Equity securities	$6,178	$—	$—	$6,178
Securities available for sale:
U.S. Treasury & Government Agencies	4,949	29,041	—	33,990
Municipal Securities	—	114,402	—	114,402
Mortgage-backed Securities - Guaranteed	—	85,184	—	85,184
Collateralized Mortgage Obligations - Guaranteed	—	21,889	—	21,889
Collateralized Mortgage Obligations - Non Guaranteed	—	69,171	—	69,171
Collateralized Loan Obligations	—	15,077		15,077
Corporate bonds	—	19,532	493	20,025
Total securities available for sale	4,949	354,296	493	359,738

Mortgage loans held for sale	—	—	2,431	2,431
Loan servicing rights	—	—	2,837	2,837
Interest rate swaps	—	354	—	354
Mortgage derivatives	—	—	34	34

Total recurring assets at fair value	$11,127	$354,650	$5,795	$371,572

Liabilities:
Interest rate swaps	$—	$462	$—	$462
Mortgage derivatives	—	—	22	22

Total recurring liabilities at fair value	$—	$462	$22	$484

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$5,773	$3,321

AFS securities
Transfer to Level 2	—	1,331

Mortgage loans held for sale	839	—

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	47	100
Fair value adjustment	(131)	(130)

Mortgage derivative gains (losses) included in other income	12	27

Balance at end of period	$6,540	$4,649

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

Small Business Investment Company (“SBIC) Holdings

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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$2,324	$2,324
Commercial real estate	—	—	3,925	3,925
Home equity loans and lines of credit	—	—	213	213
Other construction and land	—	—	549	549

Real estate owned:
Commercial real estate	—	—	949	949
Other construction and land	—	—	1,307	1,307

Total assets	$—	$—	$9,267	$9,267

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$845	$845
Commercial real estate	—	—	3,835	3,835
Home equity loans and lines of credit	—	—	283	283
Other construction and land	—	—	365	365

Real estate owned:
One-to-four family residential	—	—	228	228
Commercial real estate	—	—	949	949
Other construction and land	—	—	1,316	1,316

Total assets	$—	$—	$7,821	$7,821

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2019, or December 31, 2018.

Impaired loans totaling $4.2 million at March 31, 2019 and $5.6 million at December 31, 2018 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2019.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	0% -10%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	9% - 20%
		Discount rate	10% - 14%
Mortgage loans held for sale	External pricing model	Recent trade pricing	101% - 103%
Mortgage derivatives	External pricing model	Pull-through rate	78%-100%
SBIC	Indicative value provided by fund	Current operations and financial condition	N/A

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities at the dates indicated:

		Fair Value Measurements at March 31, 2019
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$98,285	$98,285	$98,285	$—	$—
Equity securities	6,812	6,812	6,812	—	—
Securities available for sale	357,132	357,132	4,991	351,648	493
Loans held for sale	9,208	9,885	—	6,615	3,270
Loans receivable, net	1,079,837	1,046,136	—	—	1,046,552
Other investments, at cost	12,092	12,092	—	12,092	—
Accrued interest receivable	6,669	6,669	—	6,669	—
BOLI	32,087	32,087	—	32,087	—
Loan servicing rights	2,753	2,753	—	—	2,753
Mortgage derivatives	45	45	—	—	45
Interest rate swaps	260	260	—	260	—
SBIC investments	4,306	4,306	—	—	4,306

Liabilities:
Demand deposits	$833,913	$833,913	$—	$833,913	$—
Time deposits	412,306	416,631	—	—	416,631
Federal Home Loan Bank advances	213,500	213,249	—	213,249	—
Junior subordinated debentures	14,433	13,720	—	13,720	—
Other borrowings	9,385	9,572	—	9,572	—
Accrued interest payable	1,173	1,173	—	1,173	—
Mortgage derivatives	21	21	—	—	21
Interest rate swaps	861	861	—	861	—

		Fair Value Measurements at December 31, 2018
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$69,119	$69,119	$69,119	$—	$—
Equity securities	6,178	6,178	6,178	—	—
Securities available for sale	359,739	359,739	4,949	354,297	493
Loans held for sale	7,570	8,114	—	5,683	2,431
Loans receivable, net	1,076,069	1,046,136	—	—	1,046,136
Other investments, at cost	12,039	12,039	—	12,039	—
Accrued interest receivable	6,443	6,443	—	6,443	—
BOLI	32,886	32,886	—	32,886	—
Loan servicing rights	2,837	2,837	—	—	2,837
Mortgage derivatives	34	34	—	—	34
Interest rate swaps	354	354	—	354	—
SBIC investments	3,839	3,839	—	—	3,839

Liabilities:
Demand deposits	$800,291	$800,291	$—	$800,291	$—
Time deposits	420,949	424,054	—	—	424,054
Federal Home Loan Bank advances	213,500	213,513	—	213,513	—
Junior subordinated debentures	14,433	12,440	—	12,440	—
Other borrowings	9,299	9,253	—	9,253	—
Accrued interest payable	1,647	1,647	—	1,647	—
Mortgage derivatives	22	22	—	—	22
Interest rate swaps	462	462	—	462	—

NOTE 14. Leases

As of January 1, 2019, we adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily ASU 2016-02 and subsequent updates. These updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted the updates using a modified-retrospective transition approach and recognized a right-of-use lease asset and related lease liabilities totaling $0.5 million as of January 1, 2019. At adoption, we elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. As of March 31, 2019, the right-of-use lease asset, included in other assets, and related lease liabilities, included in other liabilities, totaled $0.4 million.

We lease certain office facilities and office equipment under operating leases. The lease agreements have maturity dates ranging from March 2020 to May 2027, one of which includes an option for a five-year extension. The weighted average remaining life of the lease term for these leases was 6.82 years as of March 31, 2019. We do not apply the recognition requirements of Topic 842 - Leases to short-term operating leases. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised. For non-short-term operating leases, we recognized lease right-of-use assets and related lease liabilities on our balance sheet upon commencement of the lease in accordance with Topic 842 - Leases. In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. Lease payments over the expected term are discounted using our incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar term. The weighted average discount rate for leases was 3.04% as of March 31, 2019. We also consider renewal and termination options in the determination of the term of the lease. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Generally, we cannot be reasonably certain about whether or not we will renew a lease until such time the lease is within the last two years of the existing lease term. When we are reasonably certain that a renewal option will be exercised, we measure/remeasure the right-of-use asset and related lease liability using the lease payments specified for the renewal period.

Maturities of lease liabilities as of March 31, 2019 were as follows:

(Dollard in thousands)	Operating Leases
2019	$107
2020	69
2021	53
2022	53
2023	53
Thereafter	177
Total undiscounted lease payments	512
Discount effect of cash flows	(68)
Total lease liability	$444

The total operating lease costs were $56,000 for the three months ended March 31, 2019.

NOTE 15. Subsequent Events

On April 23, 2019, Entegra entered into a definitive agreement (the “Merger Agreement”) to merge with and into First Citizens BancShares, Inc., a North Carolina corporation (“BancShares”). Under the terms of the Merger Agreement, each outstanding share of Entegra common stock would be converted into the right to receive $30.18 in cash.

Previously on January 15, 2019, Entegra had entered into a definitive agreement to merge with and into SmartFinancial, Inc. (“SmartFinancial”), a Tennessee corporation. Under the terms of the SmartFinancial definitive agreement, each outstanding share of Entegra common stock would be converted into the right to receive 1.215 shares of SmartFinancial common stock.

On April 18, 2019, Entegra notified SmartFinancial that it had received a proposal from BancShares and certain affiliates containing the Merger Agreement described above and that the Entegra board of directors had concluded that such proposal constituted a Superior Proposal (as defined in the SmartFinancial definitive agreement). On April 23, 2019, SmartFinancial delivered a notice to Entegra waiving its rights to renegotiate its agreement with Entegra, subject to Entegra’s compliance with the SmartFinancial Merger Agreement and the payment of the termination fee due to SmartFinancial simultaneously with the termination of the SmartFinancial definitive agreement.

On April 23, 2019, in connection with the termination by Entegra of the SmartFinancial definitive agreement, BancShares, on behalf of Entegra, paid SmartFinancial a termination fee of $6.4 million as required by the terms of the SmartFinancial definitive agreement, and the SmartFinancial definitive agreement was terminated.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	The proposed merger with First Citizens BancShares, Inc. (“BancShares”) may distract the management of the Company from its other responsibilities;
•	We may not be able to implement aspects of our growth strategy;
•	Failure to complete the merger with BancShares could negatively impact our stock prices, future business and financial results;
•	The Company will be subject to business uncertainties and contractual restrictions while the merger is pending;
•	Future expansion involves risks;
•	New bank office facilities and other facilities may not be profitable;
•	Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition;
41

•	The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand;
•	We may not be able to utilize all of our deferred tax asset;
•	We may need additional access to capital, which we may be unable to obtain on attractive terms or at all;
•	Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected;
•	Our commercial real estate loans generally carry greater credit risk than one-to-four family residential mortgage loans;
•	Our concentration of construction financing may expose us to a greater risk of loss and impair our earnings and profitability;
•	Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value;
•	Our level of home equity loans and lines of credit lending may expose us to increased credit risk;
•	We continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values;
•	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect business, results of operations, financial condition and the value of our common stock;
•	Concentration of collateral in our primary market area may increase the risk of increased non-performing assets;
•	Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings;
•	We rely on the mortgage secondary market for some of our liquidity;
•	Future changes in interest rates could reduce our profits;
•	Strong competition within our market areas may limit our growth and profitability;
•	We may not be able to compete with larger competitors for larger customers because our lending limits are lower than our competitors;
•	We depend on our executive management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services;
•	The fair value of our investments could decline;
•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows;
•	Changes in accounting standards could affect reported earnings;
•	We are subject to environmental liability risk associated with our lending activities;
•	A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses;
•	We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained;
•	Our stock-based benefit plan will increase our costs, which will reduce our income;
•	Negative public opinion surrounding the Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings;
•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;
•	We are subject to extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action;
•	Financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations;
•	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	As a regulated entity, we and the Bank must maintain certain required levels of regulatory capital that may limit our and the Bank’s operations and potential growth;
42

•	Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;
•	The Federal Reserve may require the Company to commit capital resources to support the Bank;
•	Our stock price may be volatile, which could result in losses to our shareholders and litigation against us;
•	The trading volume in our common stock is lower than that of other larger companies; future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline;
•	There may be future sales of our common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock;
•	The implementation of stock-based benefit plans may dilute your ownership interest; and
•	We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in the event of liquidation, which could negatively affect the value of our common stock.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019 (the “2018 Form 10-K”).

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2019 have remained unchanged from the disclosures presented in our 2018 Form 10-K. Refer to Note 1 of this Form 10-Q for more information about our accounting policies and recent accounting updates.

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

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information included in this Form 10-Q and in our 2018 Form 10-K.

Recent Developments

On April 23, 2019, Entegra entered into a definitive agreement to merge with and into BancShares (the “Merger Agreement”). Under the terms of the Merger Agreement, each outstanding share of Entegra common stock would be converted into the right to receive $30.18 in cash.

Previously on January 15, 2019, Entegra had entered into a definitive agreement to merge with and into SmartFinancial, Inc. (“SmartFinancial”), a Tennessee corporation. Under the terms of the SmartFinancial definitive agreement, each outstanding share of Entegra common stock would be converted into the right to receive 1.215 shares of SmartFinancial common stock.

On April 18, 2019, Entegra notified SmartFinancial that it had received a proposal from BancShares and certain affiliates containing the Merger Agreement described above and that the Entegra board of directors had concluded that such proposal constituted a Superior Proposal (as defined in the SmartFinancial definitive agreement). On April 23, 2019, SmartFinancial delivered a notice to Entegra waiving its rights to renegotiate its agreement with Entegra, subject to Entegra’s compliance with the SmartFinancial definitive agreement and the payment of the termination fee due to SmartFinancial simultaneously with the termination of the SmartFinancial definitive agreement.

On April 23, 2019, in connection with the termination by Entegra of the SmartFinancial definitive agreement, BancShares, on behalf of Entegra, paid SmartFinancial a termination fee of $6.4 million as required by the terms of the SmartFinancial definitive agreement, and the SmartFinancial definitive agreement was terminated.

Earnings Summary

Net income for the three months ended March 31, 2019 was $3.8 million compared to $3.6 million for the same period in 2018. The increase in net income for the three months ended March 31, 2019 was primarily the result of increases in noninterest income of $2.3 million, partially offset by a decrease in net interest income of $0.4 million and an increase in noninterest expense of $1.6 million.

Net interest income decreased $0.4 million, or 3.59%, to $12.0 million for the three months ended March 31, 2019 compared to $12.4 million for the same period in 2018. The decrease in net interest income was primarily due to increased costs of deposits and borrowings, partially offset by higher volumes in the loan portfolio as well as an increase in the yields earned on cash and taxable investments. Net interest margin on a tax-equivalent basis was 3.23% for the three months ended March 31, 2019 compared to 3.49% for the same period in 2018.

Noninterest income increased $2.3 million, or 161.4%, to $3.74 million for the three months ended March 31, 2019 compared to $1.4 million for the same period in 2018, primarily as the result of a definitive agreement to settle an acquisition-related dispute for $1.75 million and an increase of $0.5 million in equity security gains.

Noninterest expense increased $1.6 million, or 17.7%, to $10.7 million for the three months ended March 31, 2019 compared to $9.1 million for the same period in 2018. The increase was primarily related to increased compensation and employee benefits and merger-related expenses, partially offset by reduced Federal deposit insurance premiums.

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

We analyze our noninterest expense and net income on a non-GAAP basis as detailed and as of the periods indicated in the table below:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018

Adjusted Noninterest Expense
Noninterest expense (GAAP)	$10,738	$9,123
Merger-related expenses	(1,350)	(196)
Adjusted noninterest expense (Non-GAAP)	$9,388	$8,927

Adjusted Net Income
Net income (GAAP)	$3,815	$3,582
Loss (gain) on sale of investments	—	9
Equity securities (gains) losses	(330)	42
Legal settlement	(1,383)	—
Merger-related expenses	1,067	155
Adjusted net income (Non-GAAP)	$3,169	$3,788

Adjusted Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.55	$0.51
Loss (gain) on sale of investments	—	—
Equity securities (gains) losses	(0.05)	0.01
Legal settlement	(0.20)	—
Merger-related expenses	0.16	0.02
Adjusted diluted earnings per share (Non-GAAP)	$0.46	$0.54

Adjusted Return on Average Assets
Return on Average Assets (GAAP)	0.92%	0.90%
Loss (gain) on sale of investments	0.00%	0.00%
Equity securities (gains) losses	-0.08%	0.01%
Legal settlement	-0.33%	0.00%
Merger-related expenses	0.26%	0.04%
Adjusted Return on Average Assets (Non-GAAP)	0.77%	0.95%

Adjusted Return on Tangible Average Equity
Return on Average Equity (GAAP)	9.26%	9.48%
Loss (gain) on sale of investments	0.00%	0.03%
Equity securities (gains) losses	-0.80%	0.11%
Legal settlement	-3.36%	0.00%
Merger-related expenses	2.59%	0.41%
Effect of goodwill and intangibles	1.54%	2.26%
Adjusted Return on Average Tangible Equity (Non-GAAP)	9.23%	12.29%

Adjusted Efficiency Ratio
Efficiency ratio (GAAP)	68.59%	66.07%
Gain (loss) on sale of investments	0.00%	-0.06%
Equity securities gains (losses)	1.88%	-0.25%
Legal settlement	8.63%	0.00%
Merger-related expenses	-9.49%	-1.40%
Adjusted Efficiency Ratio (Non-GAAP)	69.61%	64.36%

	As Of
	March 31, 2019	December 31, 2018
	(Dollars in thousands, except share data)
Tangible Assets
Total Assets	$1,669,151	$1,636,441
Goodwill and Intangibles	(27,307)	(27,480)
Tangible Assets	$1,641,844	$1,608,961

Tangible Book Value Per Share
Book Value (GAAP)	$170,925	$162,872
Goodwill and intangibles	(27,307)	(27,480)
Book Value (Tangible)	$143,618	$135,392
Outstanding shares	6,919,212	6,917,703
Tangible Book Value Per Share	$20.76	$19.57

Financial Condition at March 31, 2019 and December 31, 2018

Total assets increased $32.7 million, or 2.0%, to $1.67 billion at March 31, 2019 from $1.64 billion at December 31, 2018. This increase in assets was primarily due to increases in cash and cash equivalents of $29.2 million, from $69.1 million at December 31, 2018 to $98.3 million at March 31, 2019, and loans, which increased $3.8 million for the three months ended March 31, 2019, or an annualized rate or 1.4%. Core deposits increased $33.6 million, or 4.2%, to $828.9 million at March 31, 2019 from $795.3 million at December 31, 2018. Core deposits represented 67% of the Company’s deposit portfolio at March 31, 2019 compared to 65% at December 31, 2018.

Total liabilities increased $24.7 million, or 1.7%, to $1.49 billion at March 31, 2019 from $1.47 billion at December 31, 2018, due primarily to the $25.0 million increase in total deposits, partially offset by the $0.5 million decrease in accrued interest payable.

Total shareholders’ equity increased $8.0 million to $170.9 million at March 31, 2019 compared to $162.9 million at December 31, 2018. This increase was primarily attributable to $3.8 million of net income and $4.0 million of after-tax increase in market value of investment securities available for sale. Tangible book value per share, a non-GAAP measure, increased $1.19 to $20.76 at March 31, 2019 from $19.57 at December 31, 2018.

Cash and Cash Equivalents

Total cash and cash equivalents increased $29.2 million to $98.3 million at March 31, 2019 from $69.1 million at December 31, 2018, primarily as a result of proposed merger-related restrictions which limited the use of excess cash.

Investment Securities

The following table presents the holdings of our equity securities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)

Mutual funds	$6,812	$6,178

Equity securities with a fair value of $6.2 million as of March 31, 2019 and $5.6 million as of December 31, 2018 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements.

Equity securities with a fair value of $0.6 million as of both March 31, 2019 and December 31, 2018 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity.

The remainder of our investment securities portfolio is classified as available-for-sale (“AFS”) and is carried at fair value. The following table shows the amortized cost and fair value for our AFS investment portfolio as of the dates indicated.

	March 31, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

U.S. Treasury & Government Agencies	$33,918	$33,822	$34,068	$33,990
Municipal Securities	115,467	117,479	115,860	114,402
Mortgage-backed Securities - Guaranteed	82,467	81,526	86,664	85,184
Collateralized Mortgage Obligations - Guaranteed	22,194	21,905	22,492	21,889
Collateralized Mortgage Obligations - Non Guaranteed	66,842	67,139	69,774	69,171
Collateralized Loan Obligations	15,524	15,212	15,534	15,077
Corporate bonds	19,920	20,049	19,936	20,025
	$356,332	$357,132	$364,328	$359,738

AFS investment securities decreased $2.6 million to $357.1 million at March 31, 2019 from $359.7 million at December 31, 2018. We continue to monitor and decrease our investment portfolio as we continue to build our loan portfolio.

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

	March 31,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$328,779	30.4%	$325,560	30.2%
Commercial	500,600	46.3	498,106	46.2
Home equity loans and lines of credit	47,665	4.4	48,679	4.5
Residential construction	46,622	4.3	39,533	3.7
Other construction and land	99,462	9.2	104,645	9.7
Commercial	51,562	4.8	54,410	5.1
Consumer	6,494	0.6	6,842	0.6
Total loans, gross	$1,081,184	100.0%	$1,077,775	100.0%

Less:
Deferred loan fees, net	(1,046)		(1,000)
Fair value discount	(915)		(1,048)
Hedged loans basis adjustment	503		245
Unamortized premium	319		333
Unamortized discount	(208)		(236)

Total loans, net	$1,079,837		$1,076,069

Percentage of total assets	64.7%		65.8%

Net loans increased $3.8 million, or an annualized rate of 1.4%, to $1.08 billion at March 31, 2019. Most of our loan growth is concentrated in one-to-four family residential and commercial real estate with increases of $3.2 million, or 1.0%, and $2.5 million, or 0.5%, respectively, as compared to relative balances at December 31, 2018. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

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

The following table sets forth certain information with respect to our loan portfolio carrying balances of delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of March 31, 2019 or December 31, 2018.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
	(Dollars in thousands)
March 31, 2019
Real estate loans:
One-to-four family residential	$4,364	$—	$251	$4,615
Commercial	4,291	119	1,515	5,925
Home equity loans and lines of credit	159	—	343	502
Residential construction	350	—	1	351
Other construction and land	129	—	64	193
Commercial	283	—	62	345
Consumer	35	3	1	39
Total delinquent loans	$9,611	$122	$2,237	$11,970
% of total loans, net	0.89%	0.01%	0.21%	1.11%

December 31, 2018
Real estate loans:
One-to-four family residential	$3,562	$1,317	$84	$4,963
Commercial	2,615	—	1,782	4,397
Home equity loans and lines of credit	400	457	73	930
One- to four-family residential construction	—	—	1	1
Other construction and land	613	32	64	709
Commercial	307	25	121	453
Consumer	27	4	—	31
Total delinquent loans	$7,524	$1,835	$2,125	$11,484
% of total loans, net	0.70%	0.17%	0.20%	1.07%

Delinquent loans increased $0.5 million to $12.0 million at March 31, 2019 from $11.5 million at December 31, 2018. The increase in 30-59 days delinquencies of $2.1 million, or 27.7%, from December 31, 2018 is concentrated primarily in one-to-four residential and commercial real estate loans. We continue to focus on collection efforts and favorable resolutions.

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

	March 31	December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,394	$1,037
Commercial	2,854	3,266
Home equity loans and lines of credit	343	178
Residential construction	1	—
Other construction and land	251	256
Commercial	62	120
Consumer	1	—

Total non-performing loans	4,906	4,857

REO:
One-to-four family residential	—	228
Commercial real estate	949	949
Other construction and land	1,307	1,316

Total foreclosed real estate	2,256	2,493

Total non-performing assets	$7,162	$7,350

Troubled debt restructurings still accruing	$7,804	$7,588

Ratios:
Non-performing loans to total loans	0.45%	0.45%
Non-performing assets to total assets	0.43%	0.45%

Non-performing loans to total loans was 0.45% at both March 31, 2019 and December 31, 2018. Non-performing assets to total assets declined to 0.43% at March 31, 2019 from 0.45% at December 31, 2018.

REO decreased $0.2 million, or 9.5%, to $2.3 million at March 31, 2019 from $2.5 million at December 31, 2018 due to the sale of the remaining one-to-four residential property.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)

Classified loans:
Substandard	$8,155	$8,169
Doubtful	—	—
Loss	—	—

Total classified loans:	8,155	8,169
As a % of total loans, net	0.76%	0.76%

Special mention	10,262	9,987

Total criticized loans	$18,417	$18,156
As a % of total loans, net	1.71%	1.68%

Total classified loans to total loans was 0.76% at both March 31, 2019 and December 31, 2018. Total criticized loans to total loans increased slightly to 1.71% at March 31, 2019 from 1.68% at December 31, 2018. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated.

	As of or for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$11,985	$10,887

Charge-offs:
Real Estate:
One- to four-family residential	4	110
Commercial	—	35
Home equity loans and lines of credit	209	41
Residential construction	—	—
Other construction and land	—	—
Commercial	59	—
Consumer	26	29
Total charge-offs	298	215

Recoveries:
Real Estate:
One- to four-family residential	20	13
Commercial	56	3
Home equity loans and lines of credit	—	21
Residential construction	—	—
Other construction and land	8	20
Commercial	4	5
Consumer	152	72
Total recoveries	240	134

Net chargeoffs	58	81

Provision for loan losses	116	361

Balance at end of period	$12,043	$11,167

Ratios:
Net charge-offs to average loans outstanding	0.02%	0.03%
Allowance to non-performing loans at period end	245.47%	257.54%
Allowance to total loans at period end	1.12%	1.08%

Our allowance as a percentage of total loans increased to 1.12% at March 31, 2019 from 1.08% at March 31, 2018 primarily as the result of loan growth and provision related to acquired loans. The remaining fair value discount on acquired loans was $0.9 million as of March 31, 2019.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans decreased slightly to 245.47% at March 31, 2019 from 246.76% at December 31, 2018 and 257.54% at March 31, 2018.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated.

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)

One- to four-family residential	$—	$228
Commercial real estate	949	949
Other construction and land	1,307	1,316
Total	$2,256	$2,493

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$2,493	$2,568
Additions	—	749
Disposals	(228)	(425)
Writedowns	—	(18)
Balance, end of period	$2,265	$2,874

Real estate owned decreased $0.2 million, or 9.5%, to $2.3 million at March 31, 2019 from $2.5 million at December 31, 2018. We have experienced a significant decrease in the number and dollar amount of additions to REO, and have had success in liquidating REO. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $2.3 million to $5.3 million at March 31, 2019 from $7.6 million at December 31, 2018. The decrease in net deferred tax assets is mainly attributable to decreases in the net unrealized holding losses on our investment securities and reductions in our federal and state net operating losses.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	March 31, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$194,562	15.6%	$184,404	15.1%
Interest-bearing demand accounts	198,516	15.9	209,085	17.1
Money market accounts - retail	385,776	31.0	351,056	28.7
Money market accounts - wholesale	5,063	0.4	5,030	0.4
Savings accounts	49,996	4.0	50,716	4.2
Time deposits - retail	340,047	27.3	349,971	28.7
Time deposits - wholesale	72,259	5.8	70,978	5.8

Total deposits	$1,246,219	100.0%	$1,221,240	100.0%

Core deposits increased $33.6 million to $828.9 million at March 31, 2019 from $795.3 million at December 31, 2018. Retail certificates of deposit decreased $9.9 million to $340.0 million at March 31, 2019 from $349.9 million at December 31, 2018. Wholesale deposits increased $1.3 million to $77.3 million at March 31, 2019 from $76.0 million at December 31, 2018. We continue to focus on gathering core deposits, which increased to 67% of the Company’s deposit portfolio at March 31, 2019 compared to 65% at December 31, 2018.

FHLB Advances

FHLB advances were $213.5 million at March 31, 2019 and December 31, 2018. FHLB advances are secured by qualifying one-to-four family permanent and commercial loans, by investment securities, and by a blanket collateral agreement with the FHLB.

Other Borrowings

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company had drawn $5.0 million on the revolving credit loan facility as of March 31, 2019.

The Company also had other borrowings at March 31, 2019 of $4.4 million which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at March 31, 2019 and December 31, 2018 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest income and manage our exposure to interest rate movement, we entered into an interest rate swap in September 2016 on the junior subordinated notes. We also entered into a forward starting interest rate swap on our junior subordinated date in June 2018 to begin in 2020 after the current interest rate swap terminates. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the current contract and three additional years under the forward starting contract. The effective interest rate on the swapped notes was 3.76% at March 31, 2019 and December 31, 2018.

Equity

Total shareholders’ equity increased $8.0 million to $170.9 million at March 31, 2019 compared to $162.9 million at December 31, 2018. This increase was primarily attributable to $3.8 million of net income and $4.0 million of after-tax increase in the market value of investment securities available for sale.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018.

General. Net income for the three months ended March 31, 2019 was $3.8 million compared to $3.6 million for the same period in 2018. The increase in net income for the recent quarter was primarily the result of an increase in noninterest income of $2.3 million partially offset by a decrease in net interest income of $0.4 million and increases in noninterest expense of $1.6 million.

Net Interest Income. Net interest income decreased $0.4 million, or 3.5%, to $12.0 million for the three months ended March 31, 2019, compared to $12.4 million for the same period in 2018. The decrease in net interest income was primarily due to increased costs of deposits and borrowings, partially offset by higher volumes in the loan portfolio, as well as an increase in the yields earned on cash and taxable investments. The tax-equivalent net interest margin decreased to 3.23% for the three months ended March 31, 2019 compared to 3.49% for the same period in 2018.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,069,700	$12,916	4.90%	$1,008,074	$11,892	4.78%
Loans, tax exempt (1)	17,246	137	3.21%	15,792	116	2.99%
Investments - taxable	255,539	2,082	3.26%	261,970	1,789	2.73%
Investment tax exempt (1)	102,427	962	3.76%	76,129	696	3.66%
Interest earning deposits	72,538	472	2.64%	86,644	349	1.63%
Other investments, at cost	12,045	204	6.87%	12,391	171	5.60%

Total interest-earning assets	1,529,495	16,773	4.45%	1,461,000	15,013	4.17%

Noninterest-earning assets	122,582			124,753

Total assets	$1,652,077			$1,585,753

Interest-bearing liabilities:
Savings accounts	$50,522	$14	0.11%	$51,123	$15	0.12%
Time deposits	419,097	1,676	1.62%	403,284	914	0.92%
Money market accounts	375,676	1,138	1.23%	319,351	366	0.46%
Interest bearing transaction accounts	200,654	98	0.20%	212,366	87	0.17%
Total interest bearing deposits	1,045,949	2,926	1.13%	986,124	1,382	0.57%

FHLB advances	213,500	1,396	2.62%	223,500	820	1.47%
Junior subordinated debentures	14,433	139	3.85%	14,433	138	3.82%
Other borrowings	9,368	128	5.54%	8,763	109	5.04%

Total interest-bearing liabilities	1,283,250	4,589	1.45%	1,232,820	2,449	0.81%

Noninterest-bearing deposits	189,511			183,071

Other non interest bearing liabilities	14,526			18,773

Total liabilities	1,487,287			1,434,664
Total equity	164,790			151,089

Total liabilities and equity	$1,652,077			$1,585,753

Tax-equivalent net interest income		$12,184			$12,565

Net interest-earning assets (2)	$246,245			$228,180

Average interest-earning assets to interest-bearing liabilities	119.19%			118.51%

Tax-equivalent net interest rate spread (3)			3.00%			3.36%
Tax-equivalent net interest margin (4)			3.23%			3.49%

(1) Tax exempt loans and investments are calculated giving effect to a 21% federal tax rate.

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

	For the Three Months Ended March 31, 2019
	Compared to the Three Months Ended March 31, 2018
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$739	$285	$1,024
Loans, tax exempt (2)	12	9	21
Investment - taxable	(44)	337	293
Investments - tax exempt (2)	247	19	266
Interest-earning deposits	(64)	187	123
Other investments, at cost	(6)	38	32

Total interest-earning assets	884	875	1,759

Interest-bearing liabilities:
Savings accounts	—	(1)	(1)
Time deposits	37	725	762
Money market accounts	75	697	772
Interest bearing transaction accounts	(5)	16	11
FHLB advances	(37)	614	577
Junior subordinated debentures	—	—	—
Other borrowings	8	11	19

Total interest-bearing liabilities	79	2,062	2,140

Change in tax-equivalent net interest income	$805	$(1,187)	$(381)

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses decreased to $12.0 million for the three months ended March 31, 2019, compared to $12.4 million for the same period in 2018. As indicated in the table above, a decrease in tax-equivalent net interest income of $1.2 million attributable to an unfavorable movement in rates was partially offset by a $0.8 million improvement in volume.

The increase in tax-equivalent net interest income of $0.8 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $63.1 million and $26.3 million, respectively, and lower average FHLB advances which decreased $10.0 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase in average loan balances and decrease in FHLB advances was partially offset by decreases in average taxable investments and interest-earning deposit balances of $6.4 million and $0.3 million, respectively, and increases in time deposit and money market balances of $15.8 million and $56.3 over the same periods.

The decrease in tax-equivalent net interest income of $1.2 million related to rate was primarily the result of increased rates on time deposits, money markets and FHLB advances, partially off by yields loans, taxable investments, and interest-earning deposits.

Our tax-equivalent net interest rate spread decreased to 3.00% for the three months ended March 31, 2019 compared to 3.36% for the three months ended March 31, 2018. Our tax-equivalent net interest margin decreased to 3.23% for the three months ended March 31, 2019, compared to 3.49% for the three months ended March 31, 2018.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended March 31, 2019 of $0.1 million due to organic loan growth and acquired loans compared to a $0.4 million provision for loan losses for the same period in 2018. We are experiencing continued stabilization in asset quality, low charge-off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)
Servicing income, net	$89	$94	$(5)
Mortgage banking	263	239	24
Gain on sale of SBA loans	80	61	19
Loss on sale of investments, net	—	(12)	12
Equity securities gains (losses)	418	(53)	471
Service charges on deposit accounts	398	431	(33)
Interchange fees, net	246	248	(2)
Bank owned life insurance	180	200	(20)
Legal settlement income	1,750	—	1,750
Other	278	208	70

Total	$3,702	$1,416	$2,286

Gains on equity securities in the three months ended March 31, 2019 compared to losses in the same period in 2018 relate to increases in market value of the equity securities.

The legal settlement income in the three months ended March 31, 2019 relates to a definitive settlement agreement with one of our former advisors.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(Dollars in thousands)

Compensation and employee benefits	$6,020	$5,617	$403
Net occupancy	1,120	1,092	28
Federal deposit insurance	142	279	(137)
Professional and advisory	325	277	48
Data processing	493	509	(16)
Marketing and advertising	279	209	70
Merger-related expenses	1,350	196	1,154
Net cost of operation of REO	7	50	(43)
Other	1,002	894	108

Total noninterest expenses	$10,738	$9,123	$1,615

Compensation and employee benefits increased $0.4 million, or 7.2%, for the three months ended March 31, 2019 as compared to the same period in 2018. This additional expense is related to annual raises, employee benefits, incentives and commissions.

Federal deposit insurance premiums decreased $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018 due to an increase in premium credits based on an increase in certain regulatory ratios.

Merger-related expenses increased $1.2 million in the three months ended March 31, 2019 compared to the same period in 2018 due to expenses related primarily to the previously proposed merger with SmartFinancial.

Other noninterest expense increased $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily as the result of increased franchise tax expense.

Income Taxes. We recorded $1.0 million of income tax expense for the three months ended March 31, 2019 compared to $0.7 million for the same period in 2018. Income tax expense for the three months ending March 31, 2019 and 2018 benefitted from tax-exempt income related to municipal bond investment and BOLI income resulting in effective tax rates of 20.5% and 17.2%, respectively. The increase in the effective tax rate is primarily attributable to higher disallowed interest expense deductions and state income taxes.

We continue to have unutilized net operating losses for federal and state income tax purposes and do not have a material current tax receivable or liability.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At March 31, 2019, cash and cash equivalents totaled $98.3 million. Included in this total was $49.2 million held at the FRB, $2.7 million held at the FHLB, and $30.9 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements of this Form 10-Q. The following summarizes the most significant sources and uses of liquidity during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(9,510)	$(9,745)
Proceeds from loans originated for sale	8,215	9,866

Investing activities:
Purchases of investments	$—	$(21,758)
Maturities and principal repayments of investments	7,177	8,858
Sales of investments	—	10,009
Net increase in loans	(3,474)	(31,241)
Proceeds from settlement of BOLI policies	1,115	—

Financing activities:
Net increase in deposits	$24,366	$43,375
Proceeds from FHLB advances	50,000	40,000
Repayment of FHLB advances	(50,000)	(40,000)

At March 31, 2019, we had $34.0 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $175.4 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of March 31, 2019.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window, and a revolving credit loan facility with NexBank SSB. The following summarizes our borrowing capacity as of March 31, 2019:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB
Loan collateral capacity	$208,734
Pledgeable marketable securities	96,795
FHLB totals	305,529	$213,500	$92,029
FRB	48,268	—	48,268
Fed funds lines	15,000	—	15,000
Holding Company revolving line of credit	15,000	5,000	10,000
	$383,797	$218,500	$165,297

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

Basel III was fully phased in on January 1, 2019. The Company and the Bank are now required to maintain a 2.5% capital conservation buffer which is designed to absorb losses during periods of economic distress. This capital conservation buffer is comprised entirely of Common Equity Tier 1 Capital and is in addition to minimum risk-weighted asset ratios.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at March 31, 2019 and December 31, 2018.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Tier 1 Leverage Capital	$157,179	9.67%	$65,040	>4%	$81,300	>5%
Common Equity Tier 1 Capital	$157,179	13.32%	$82,590	>7.0%	$76,691	>6.5%
Tier 1 Risk-based Capital	$157,179	13.32%	$94,388	>8.5%	$94,388	>8%
Total Risk-based Capital	$169,322	14.35%	$123,885	>10.5%	$117,985	>10%

As of December 31, 2018:
Tier 1 Leverage Capital	$152,137	9.42%	$64,589	>4%	$80,737	>5%
Common Equity Tier 1 Capital	$152,137	12.92%	$75,046	>6.375%	$76,517	>6.5%
Tier 1 Risk-based Capital	$152,137	12.92%	$92,703	>7.875%	$94,175	>8%
Total Risk-based Capital	$164,222	13.95%	$116,247	>9.875%	$117,719	>10%

(1) As of December 31, 2018, includes capital conservation buffer of 1.875%.

The following table summarizes the required and actual consolidated capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Tier I Leverage Capital	$156,786	9.64%	$65,077	>4%
Common Equity Tier 1 Capital	$142,353	12.05%	$82,662	>7.0%
Tier I Risk-based Capital	$156,786	13.28%	$100,375	>8.5%
Total Risk Based Capital	$168,929	14.31%	$123,993	>10.5%

As of December 31, 2018:
Tier I Leverage Capital	$151,629	9.38%	$64,629	>4%
Common Equity Tier 1 Capital	$137,196	11.65%	$75,106	>6.375%
Tier I Risk-based Capital	$151,629	12.87%	$92,777	>7.875%
Total Risk Based Capital	$163,714	13.90%	$116,340	>9.875%

(1) As of December 31, 2018, includes capital conservation buffer of 1.875%.

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

	March 31, 2019		December 31, 2018
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(2.7)	(5.1)	0.9	3.9
+300	(1.6)	(2.6)	0.9	2.9
+200	(0.7)	(2.0)	0.8	1.8
+100	(0.2)	(1.5)	0.7	0.2
—	—	—	—	—
-100	(3.0)	2.0	(2.5)	2.7

The results from the rate shock analysis on NII are consistent with having a liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liaiblities will increase at a faster pace than assets. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 0.72% decrease in NII as of March 31, 2019 as compared to a 0.8% increase in NII as of December 31, 2018, suggesting that there is no benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact brof changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has increased from December 31, 2018 to March 31, 2019. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 2.0% decrease in EVE as of March 31, 2019 as compared to a 1.8% inecrease in EVE as of December 31, 2018.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2019, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended March 31, 2019.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2018 Form 10-K as filed with the SEC on March 14, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

 Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2019, by and among Entegra Financial Corp., SmartFinancial, Inc., and CT Merger Sub, Inc. *

2.2	Agreement and Plan of Merger, dated as of April 23, 2019, by and among Entegra Financial Corp., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company and FC Merger Subsidiary VII, Inc. *

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019	Entegra Financial Corp.
(Registrant)

	By:	/s/ David A. Bright
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
70