Form 10-Q
period 2019-06-30
Entegra Financial Corp.
filed 2019-08-07
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2019

Commission File Number: 001-35302

Entegra Financial Corp.

(Exact name of registrant as specified in its charter)

North Carolina	45-2460660
(State of Incorporation)	(I.R.S. Employer Identification No.)

14 One Center Court,
Franklin, North Carolina	28734
(Address of principal executive offices)	(Zip Code)

(828) 524-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, no par value per share	ENFC	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 4, 2019, there were 6,922,564 shares of the issuer’s common stock (no par value) issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$14,121	$15,409
Interest-earning deposits	73,801	53,710
Cash and cash equivalents	87,922	69,119

Investments - equity securities	6,967	6,178
Investments - available for sale	354,595	359,738
Other investments, at cost	11,752	12,039
Loans held for sale (includes $3,574 and $2,431 at fair value)	11,415	7,570
Loans receivable,net	1,087,419	1,076,069
Allowance for loan losses	(12,194)	(11,985)
Fixed assets, net	25,729	26,385
Real estate owned	2,959	2,493
Accrued interest receivable	6,730	6,443
Bank owned life insurance	32,272	32,886
Small Business Investment Company holdings, at cost	4,632	3,839
Net deferred tax asset	3,956	7,551
Loan servicing rights	2,563	2,837
Goodwill	23,903	23,903
Core deposit intangible	3,231	3,577
Other assets	10,358	7,799

Total assets	$1,664,209	$1,636,441

Liabilities and Shareholders’ Equity

Liabilities:
Core deposits	$848,188	$795,261
Retail certificates of deposit	322,964	349,971
Wholesale deposits	75,681	76,008
Federal Home Loan Bank advances	205,500	213,500
Junior subordinated notes	14,433	14,433
Other borrowings	4,386	9,299
Post employment benefits	9,344	9,305
Accrued interest payable	1,543	1,647
Other liabilities	5,220	4,145
Total liabilities	1,487,259	1,473,569

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock - no par value, 50,000,000 shares authorized; 6,922,564 and 6,917,703 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock held by Rabbi Trust, at cost; 17,672 shares at June 30, 2019 and December 31, 2018	(379)	(379)
Additional paid in capital	74,576	74,051
Retained earnings	98,603	92,624
Accumulated other comprehensive gain (loss)	4,150	(3,424)
Total shareholders’ equity	176,950	162,872

Total liabilities and shareholders’ equity	$1,664,209	$1,636,441

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$13,238	$12,468	$26,154	$24,360
Interest on tax exempt loans	104	92	212	184
Taxable securities	1,988	1,557	4,069	3,346
Tax-exempt securities	759	607	1,519	1,157
Interest-earning deposits	484	432	956	781
Other	173	173	378	343
Total interest and dividend income	16,746	15,329	33,288	30,171

Interest expense:
Deposits	3,404	1,827	6,330	3,209
Federal Home Loan Bank advances	1,383	930	2,779	1,750
Junior subordinated notes	142	142	281	280
Other borrowings	97	120	225	229
Total interest expense	5,026	3,019	9,615	5,468

Net interest income	11,720	12,310	23,673	24,703

Provision for loan losses	130	357	246	718
Net interest income after provision for loan losses	11,590	11,953	23,427	23,985

Noninterest income:
Servicing (loss) income, net	(14)	39	75	133
Mortgage banking	341	283	604	522
Gain on sale of SBA loans	17	229	97	290
Loss on sale of investments	—	(508)	—	(520)
Equity securities gains (losses)	112	45	530	(8)
Service charges on deposit accounts	401	405	799	836
Interchange fees, net	298	271	544	519
Bank owned life insurance	185	194	365	394
Legal settlement	—	—	1,750	—
Other	228	340	506	548
Total noninterest income	1,568	1,298	5,270	2,714

Noninterest expenses:
Compensation and employee benefits	5,710	5,652	11,730	11,269
Net occupancy	1,084	1,122	2,204	2,214
Federal deposit insurance	141	148	283	427
Professional and advisory	259	333	584	610
Data processing	510	566	1,003	1,075
Marketing and advertising	156	235	435	444
Merger-related expenses	1,584	272	2,934	468
Net cost of operation of real estate owned	23	93	30	143
Other	1,081	1,018	2,083	1,912
Total noninterest expenses	10,548	9,439	21,286	18,562

Income before taxes	2,610	3,812	7,411	8,137

Income tax expense	446	725	1,432	1,468

Net income	$2,164	$3,087	$5,979	$6,669

Earnings per common share:
Basic	$0.31	$0.45	$0.86	$0.97
Diluted	$0.31	$0.44	$0.85	$0.95

Weighted average common shares outstanding:
Basic	6,920,709	6,889,743	6,919,745	6,887,838
Diluted	7,050,702	7,037,857	6,997,503	7,033,340

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$2,164	$3,087	$5,979	$6,669

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	5,044	(1,358)	10,434	(5,863)
Reclassification adjustment for securities losses realized in net income	—	935	—	947
Change in unrealized holding gains and losses on cash flow hedge	(287)	8	(446)	210
Reclassification adjustment for cash flow hedge effectiveness	(58)	(142)	(123)	(198)
Other comprehensive income (loss), before tax	4,699	(557)	9,865	(4,904)
Income tax effect related to items of other comprehensive income (loss)	(1,094)	132	(2,291)	1,097
Other comprehensive income (loss), after tax	3,605	(425)	7,574	(3,807)

Comprehensive income	$5,769	$2,662	$13,553	$2,862

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2019 and 2018

(Unaudited)

(Dollars in thousands)

			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock held by Rabbi Trust	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2018	6,917,703	$—	$74,051	$92,624	$(3,424)	$(379)	$162,872
Net income	—	—	—	3,815	—	—	3,815
Other comprehensive income, net of tax	—	—	—	—	3,969	—	3,969
Stock compensation expense	—	—	290	—	—	—	290
Vesting of restricted stock units, net of 931 shares surrendered	1,509	—	(21)	—	—	—	(21)
Balance at March 31, 2019	6,919,212	$—	$74,320	$96,439	$545	$(379)	$170,925
Net income	—	—	—	2,164	—	—	2,164
Other comprehensive income, net of tax	—	—	—	—	3,605	—	3,605
Stock compensation expense	—	—	290	—	—	—	290
Stock options exercised, net of 342 surrendered	553	—	(10)	—	—	—	(10)
Vesting of restricted stock units, net of 801 shares surrendered	2,799	—	(24)	—	—	—	(24)
Balance at June 30, 2019	6,922,564	$—	$74,576	$98,603	$4,150	$(379)	$176,950

Balance at December 31, 2017	6,879,191	$—	$72,997	$78,718	$(23)	$(379)	$151,313
Net income	—	—	—	3,582	—	—	3,582
Other comprehensive loss, net of tax	—	—	—	—	(3,382)	—	(3,382)
Stock compensation expense	—	—	257	—	—	—	257
Stock options exercised	8,081	—	117				117
Vesting of restricted stock units, net of 397 shares surrendered	1,143	—	(11)	—	—	—	(11)
Cumulative effect of change in accounting principle	—	—	—	(9)	9	—	—
Balance at March 31, 2018	6,888,415	$—	$73,360	$82,291	$(3,396)	$(379)	$151,876
Net income	—	—	—	3,087	—	—	3,087
Other comprehensive loss, net of tax	—	—	—	—	(425)	—	(425)
Stock compensation expense	—	—	258	—	—	—	258
Vesting of restricted stock units, net of 343 shares surrendered	3,257	—	(10)	—	—	—	(10)
Balance at June 30, 2018	6,891,672	$—	$73,608	$85,378	$(3,821)	$(379)	$154,786

The accompanying notes are an integral part of the consolidated financial statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,979	$6,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	647	(417)
Investment amortization, net	1,672	1,828
Equity securities (income) loss	(529)	8
Provision for loan losses	246	718
Provision for real estate owned	—	83
Share-based compensation expense	580	515
Deferred tax expense	1,265	1,407
Loss on sales of investments	—	520
Income on bank owned life insurance, net	(365)	(394)
Mortgage banking income, net	(604)	(522)
Gain on sales of SBA loans	(97)	(290)
Gain on sale of fixed assets	(10)	—
Net realized gain on sale of real estate owned	(6)	(17)
Loans originated for sale	(22,518)	(24,011)
Proceeds from sale of loans originated for sale	19,374	23,554
Net change in operating assets and liabilities:
Accrued interest receivable	(287)	(301)
Loan servicing rights	274	71
Other assets	(3,164)	(3,139)
Post employment benefits	39	(233)
Accrued interest payable	(103)	63
Other liabilities	718	(6,826)
Net cash provided by (used in) operating activities	3,111	(714)

Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	—	(78,053)
Maturities/calls and principal repayments	13,906	24,251
Sales	—	55,174
Proceeds from sale of Visa Class B restricted shares	—	427
Net increase in loans	(11,655)	(46,882)
Proceeds from sale of real estate owned	43	395
Proceeds from settlement of BOLI policies	1,115	—
Proceeds from sale of fixed assets	100	—
Purchase of fixed assets	(92)	(1,013)
Purchase of Small Business Investment Company holdings, at cost	(793)	(46)
Purchase of other investments, at cost	—	(78)
Redemption of other investments, at cost	286	425
Net cash provided by (used in) investing activities	2,910	(45,400)

Cash flows from financing activities:
Net increase in deposits	24,150	57,530
Net increase in escrow deposits	1,600	1,385
Net (decrease) increase in other borrowings	(4,913)	755
Proceeds from FHLB advances	155,000	195,500
Repayment of FHLB advances	(163,000)	(205,500)
Cash (paid for) received upon exercise of stock options	(10)	117
Cash paid for shares surrendered upon vesting of restricted stock	(45)	(21)
Net cash provided by financing activities	12,782	49,766

Increase in cash and cash equivalents	18,803	3,652

Cash and cash equivalents, beginning of period	69,119	109,467

Cash and cash equivalents, end of period	$87,922	$113,119

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$9,875	$5,405
Income taxes	784	3,670

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$712	$749
Loans originated for the disposition of real estate owned	209	54
Investments to be settled	—	1,162

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the Securities and Exchange Commission’s (the “SEC”) instructions for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019 (as amended, the “2018 Form 10-K”). In the opinion of management, these interim consolidated financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Recent Accounting Standards Updates

Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02, among other things, requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted ASU 2016-02, along with several other subsequent codification updates related to lease accounting, as of January 1, 2019. See Note 14 for additional information.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company has formed a cross-functional committee to provide corporate governance over the implementation of this update, has evaluated data sources and made process updates to capture additional relevant data, has identified a service provider to perform the calculation, and continues to attend seminars and forums specific to this update. The Company also engaged the service provider to assist with the implementation of the standard. The preliminary measurement of life of loan credit losses was completed in the first quarter of 2019 using December 31, 2018 data. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2. INVESTMENT SECURITIES

The following table presents the holdings of our equity securities as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)

Mutual funds	$6,967	$6,178

Equity securities with a fair value of $6.3 million as of June 30, 2019 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of June 30, 2019 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. There were gains on equity securities of $0.1 million and $0.5 million for the three and six months ended June 30, 2019, respectively. There were gains on equity securities of $45 thousand and losses of $8 thousand for the three and six months ended June 30, 2018, respectively.

The amortized cost and estimated fair values of available-for-sale (“AFS”) investment securities as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$33,714	$186	$(240)	$33,660
Municipal Securities	114,570	4,509	(27)	119,052
Mortgage-backed Securities - Guaranteed	77,890	621	(802)	77,709
Collateralized Mortgage Obligations - Guaranteed	21,803	267	(120)	21,950
Collateralized Mortgage Obligations - Non Guaranteed	65,355	1,321	(29)	66,647
Collateralized Loan Obligations	15,515	—	(291)	15,224
Corporate bonds	19,904	482	(33)	20,353
	$348,751	$7,386	$(1,542)	$354,595

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$34,068	$74	$(152)	$33,990
Municipal Securities	115,860	209	(1,667)	114,402
Mortgage-backed Securities - Guaranteed	86,664	98	(1,578)	85,184
Collateralized Mortgage Obligation - Guaranteed	22,492	47	(650)	21,889
Collateralized Mortgage Obligation - Non Guaranteed	69,774	125	(728)	69,171
Collateralized Loan Obligations	15,534	1	(458)	15,077
Corporate bonds	19,936	232	(143)	20,025
	$364,328	$786	$(5,376)	$359,738

Information pertaining to the fair value of AFS investment securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$20,410	$204	$3,334	$36	$23,744	$240
Municipal Securities	—	—	3,203	27	3,203	27
Mortgage-backed Securities - Guaranteed	4,298	11	41,804	791	46,102	802
Collateralized Mortgage Obligations - Guaranteed	—	—	9,309	120	9,309	120
Collateralized Mortgage Obligations - Non Guaranteed	4,908	22	4,428	7	9,336	29
Collateralized Loan Obligations	7,883	131	7,341	160	15,224	291
Corporate Bonds	—	—	2,120	33	2,120	33
	$37,499	$368	$71,539	$1,174	$109,038	$1,542

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$23,423	$152	$—	$—	$23,423	$152
Municipal Securities	33,028	421	56,153	1,246	89,181	1,667
Mortgage-backed Securities - Guaranteed	27,692	370	45,619	1,208	73,311	1,578
Collateralized Mortgage Obligations - Guaranteed	2,042	19	15,294	631	17,336	650
Collateralized Mortgage Obligations - Non Guaranteed	22,383	185	30,471	543	52,854	728
Collateralized loan obligations	11,618	404	1,449	54	13,067	458
Corporate bonds	2,492	45	3,345	98	5,837	143
	$122,678	$1,596	$152,331	$3,780	$275,009	$5,376

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of June 30, 2019 and December 31, 2018 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2019
	Less Than 12 Months	More Than 12 Months	Total
Available-for-Sale:
U.S. Treasury & Government Agencies	13	2	15
Municipal Securities	—	4	4
Mortgage-backed Securities - Guaranteed	3	41	44
Collateralized Mortgage Obligations - Guaranteed	—	5	5
Collateralized Mortgage Obligations - Non Guaranteed	4	6	10
Collateralized loan obligation	4	4	8
Corporate bonds	—	2	2
	24	64	88

	December 31, 2018
	Less Than 12 Months	More Than 12 Months	Total
Available-for-Sale:
U.S. Treasury & Government Agencies	14	—	14
Municipal Securities	31	52	83
Mortgage-backed Securities - Guaranteed	21	43	64
Collateralized Mortgage Obligations - Guaranteed	1	8	9
Collateralized Mortgage Obligations - Non Guaranteed	12	22	34
Collateralized loan obligation	6	1	7
Corporate bonds	3	4	7
	88	130	218
11

The Company received proceeds from sales of investment securities classified as AFS and corresponding gross realized gains and losses as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

AFS
Gross proceeds	$45,165	$55,174
Gross realized gains	56	77
Gross realized losses	991	1,024

Visa Class B Restricted Shares
Gross proceeds	427	427
Gross realized gains	427	427
Gross realized losses	—	—

Total
Gross proceeds	$45,592	$55,601
Gross realized gains	483	504
Gross realized losses	991	1,024

There were no investment security sales for the three or six months ended June 30, 2019.

The Company had securities pledged against deposits and borrowings of approximately $163.2 million and $155.8 million at June 30, 2019 and December 31, 2018, respectively.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2019, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,984	$1,991
Over 1 year through 5 years	5,381	5,580
After 5 years through 10 years	31,084	31,799
Over 10 years	145,254	148,919
	183,703	188,289
Mortgage-backed securities	165,048	166,306

Total	$348,751	$354,595
12

NOTE 3. LOANS RECEIVABLE

Loans receivable as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)

Real estate mortgage loans:
One-to-four family residential	$339,089	$325,560
Commercial real estate	500,434	498,106
Home equity loans and lines of credit	46,378	48,679
Residential construction	50,046	39,533
Other construction and land	93,496	104,645
Total real estate loans	1,029,443	1,016,523

Commercial and industrial	51,750	54,410
Consumer	6,921	6,842
Total commercial and consumer	58,671	61,252

Loans receivable, gross	1,088,114	1,077,775

Less: Net deferred loan fees	(935)	(1,000)
Acquired loans fair value discount	(789)	(1,048)
Hedged loans basis adjustment (See Note 8)	968	245
Unamortized premium	241	333
Unamortized discount	(180)	(236)

Loans receivable, net of deferred fees	$1,087,419	$1,076,069

The Bank had $267.9 million and $256.1 million of loans pledged as collateral to secure funding availability with the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2019 and December 31, 2018, respectively. The Bank also had $120.8 million and $114.4 million of loans pledged as collateral to secure funding availability with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2019 and December 31, 2018, respectively.

Included in loans receivable and other borrowings at June 30, 2019 are $4.4 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three and six month periods ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018

Discount on purchased loans, beginning of period	$208	$681	$236	$710
Accretion	(28)	(282)	(56)	(311)
Discount on purchased loans, end of period	$180	$399	$180	$399
13

The following table presents the activity related to the fair value discount on loans from business combinations for the three and six month periods ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018

Fair value discount, beginning of period	$915	$1,746	$1,048	$2,012
Accretion	(126)	(351)	(259)	(617)
Fair value discount, end of period	$789	$1,395	$789	$1,395

14

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30, 2019
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,959	$5,074	$606	$520	$1,216	$596	$72	$12,043
Provision	20	282	(211)	47	(79)	(2)	73	130
Charge-offs	—	(92)	—	—	(1)	—	(67)	(160)
Recoveries	—	—	126	—	7	2	46	181
Ending balance	$3,979	$5,264	$521	$567	$1,143	$596	$124	$12,194

	Three Months Ended June 30, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,770	$4,561	$575	$453	$1,108	$636	$64	$11,167
Provision	1	341	(26)	—	31	28	(18)	357
Charge-offs	—	—	—	—	—	(34)	(29)	(63)
Recoveries	1	—	3	—	7	3	50	64
Ending balance	$3,772	$4,902	$552	$453	$1,146	$633	$67	$11,525

	Six Months Ended June 30, 2019
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,909	$5,130	$560	$452	$1,250	$608	$76	$11,985
Provision	54	170	44	115	(121)	41	(57)	246
Charge-offs	(4)	(92)	(209)	—	(1)	(59)	(93)	(458)
Recoveries	20	56	126	—	15	6	198	421
Ending balance	$3,979	$5,264	$521	$567	$1,143	$596	$124	$12,194

	Six Months Ended June 30, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887
Provision	(150)	570	(47)	150	94	156	(55)	718
Charge-offs	(110)	(35)	(41)	—	—	(34)	(58)	(278)
Recoveries	14	3	24	—	27	8	122	198
Ending balance	$3,772	$4,902	$552	$453	$1,146	$633	$67	$11,525
15

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans for the periods indicated:

	June 30, 2019
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Allowance for loan losses
Individually evaluated for impairment	$40	$21	$—	$—	$42	$4	$—	$107
Collectively evaluated for impairment	3,939	5,243	521	567	1,101	592	124	12,087
	$3,979	$5,264	$521	$567	$1,143	$596	$124	$12,194

Loans Receivable
Individually evaluated for impairment	$2,491	$5,053	$283	$—	$1,336	$267	$—	$9,430
Collectively evaluated for impairment	337,468	493,904	46,257	49,564	92,014	51,761	7,021	1,077,989
	$339,959	$498,957	$46,540	$49,564	$93,350	$52,028	$7,021	$1,087,419

	December 31, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Allowance for loan losses
Individually evaluated for impairment	$79	$27	$—	$—	$54	$7	$—	$167
Collectively evaluated for impairment	3,830	5,103	560	452	1,196	601	76	11,818
	$3,909	$5,130	$560	$452	$1,250	$608	$76	$11,985

Loans Receivable
Individually evaluated for impairment	$2,900	$6,019	$313	$—	$1,377	$276	$—	$10,885
Collectively evaluated for impairment	322,255	490,530	48,512	39,488	103,087	54,367	6,945	1,065,184
	$325,155	$496,549	$48,825	$39,488	$104,464	$54,643	$6,945	$1,076,069

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

16

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

17

Consumer

The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles, including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since the date of loan origination in excess of principal repayment.

The following tables present the recorded investment in gross loans by loan grade as of the dates indicated:

June 30, 2019
Loan Grade	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$942	$4,451	$—	$—	$—	$827	$4	$6,224
2	—	10,349	—	—	—	878	—	11,227
3	31,279	90,109	4,366	11,332	15,994	15,623	17	168,720
4	134,491	289,514	3,637	24,495	47,931	21,482	493	522,043
5	25,418	84,396	836	2,215	16,665	12,028	4	141,562
6	314	9,853	—	1	1,265	542	—	11,975
7	637	4,269	—	—	183	376	—	5,465
	$193,081	$492,941	$8,839	$38,043	$82,038	$51,756	$518	$867,216

Ungraded Loan Exposure:

Performing	$146,376	$5,997	$37,578	$11,521	$11,311	$272	$6,503	$219,558
Nonperforming	502	19	123	—	1	—	—	645
Subtotal	$146,878	$6,016	$37,701	$11,521	$11,312	$272	$6,503	$220,203

Total	$339,959	$498,957	$46,540	$49,564	$93,350	$52,028	$7,021	$1,087,419
18

December 31, 2018
Loan Grade	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$7,569	$—	$—	$—	$1,264	$7	$8,840
2	—	7,860	—	—	—	20	—	7,880
3	31,623	87,756	5,212	9,365	12,111	15,685	264	162,016
4	121,688	280,630	4,014	18,358	61,646	22,374	245	508,955
5	24,738	88,698	615	3,404	17,630	12,307	5	147,397
6	321	7,867	—	1	1,303	495	—	9,987
7	674	5,725	—	—	376	487	—	7,262
	$179,044	$486,105	$9,841	$31,128	$93,066	$52,632	$521	$852,337

Ungraded Loan Exposure:

Performing	$145,470	$10,420	$38,806	$8,360	$11,334	$2,011	$6,424	$222,825
Nonperforming	641	24	178	—	64	—	—	907
Subtotal	$146,111	$10,444	$38,984	$8,360	$11,398	$2,011	$6,424	$223,732

Total	$325,155	$496,549	$48,825	$39,488	$104,464	$54,643	$6,945	$1,076,069
19

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$3,798	$60	$474	$4,332	$335,627	$339,959
Commercial real estate	1,149	1,513	790	3,452	495,505	498,957
Home equity and lines of credit	218	90	123	431	46,109	46,540
Residential construction	42	—	1	43	49,521	49,564
Other construction and land	455	51	1	507	92,843	93,350
Commercial	296	917	134	1,347	50,681	52,028
Consumer	14	—	1	15	7,006	7,021
Total	$5,972	$2,631	$1,524	$10,127	$1,077,292	$1,087,419

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$3,562	$1,317	$84	$4,963	$320,192	$325,155
Commercial real estate	2,615	—	1,782	4,397	492,152	496,549
Home equity and lines of credit	400	457	73	930	47,895	48,825
Residential construction	—	—	1	1	39,487	39,488
Other construction and land	613	32	64	709	103,755	104,464
Commercial	307	25	121	453	54,190	54,643
Consumer	27	4	—	31	6,914	6,945
Total	$7,524	$1,835	$2,125	$11,484	$1,064,585	$1,076,069
20

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$1,949	$2,102	$—	$845	$923	$—
Commercial real estate	3,452	5,841	—	3,835	6,207	—
Home equity and lines of credit	283	283	—	283	283	—
Other construction and land	540	679	—	365	366	—
	$6,224	$8,905	$—	$5,328	$7,779	$—

Loans with a valuation allowance
One-to-four family residential	$542	$542	$40	$2,055	$2,055	$79
Commercial real estate	1,601	1,601	21	2,184	2,184	27
Home equity and lines of credit	—	—	—	30	30	—
Other construction and land	796	796	42	1,012	1,012	54
Commercial	267	267	4	276	276	7
	$3,206	$3,206	$107	$5,557	$5,557	$167

Total
One-to-four family residential	$2,491	$2,644	$40	$2,900	$2,978	$79
Commercial real estate	5,053	7,442	21	6,019	8,391	27
Home equity and lines of credit	283	283	—	313	313	—
Other construction and land	1,336	1,475	42	1,377	1,378	54
Commercial	267	267	4	276	276	7
	$9,430	$12,111	$107	$10,885	$13,336	$167
21

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$2,108	$29	$2,181	$22	$2,114	$57	$2,201	$44
Commercial real estate	5,852	37	5,912	32	5,856	75	5,934	65
Home equity and lines of credit	283	5	428	4	283	9	428	8
Other construction and land	681	6	1,551	5	683	12	1,554	11
	$8,924	$77	$10,072	$63	$8,936	$153	$10,117	$128

Loans with a valuation allowance
One-to-four family residential	$545	$8	$900	$12	$548	$16	$906	$23
Commercial real estate	1,609	23	1,646	23	1,616	46	1,657	45
Other construction and land	808	12	848	11	813	24	860	23
Commercial	268	4	282	5	271	11	287	11
	$3,230	$47	$3,676	$51	$3,248	$97	$3,710	$102

Total
One-to-four family residential	$2,653	$37	$3,081	$34	$2,662	$73	$3,107	$67
Commercial real estate	7,461	60	7,558	55	7,472	121	7,591	110
Home equity and lines of credit	283	5	428	4	283	9	428	8
Other construction and land	1,489	18	2,399	16	1,496	36	2,414	34
Commercial	268	4	282	5	271	11	287	11
	$12,154	$124	$13,748	$114	$12,184	$250	$13,827	$230

Nonperforming Loans

The following table summarizes the balances of non-performing loans as of June 30, 2019 and December 31, 2018. Certain loans classified as troubled debt restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)

One-to-four family residential	$868	$1,037
Commercial real estate	2,079	3,266
Home equity loans and lines of credit	123	178
Residential construction	1	—
Other construction and land	184	256
Commercial	134	120
Consumer	1	—
Non-performing loans	$3,390	$4,857
22

TDRs

The following tables summarize TDR loans as of the dates indicated:

	June 30, 2019
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$2,121	$—	$2,121
Commercial real estate	3,879	1,167	5,046
Home equity and lines of credit	283	—	283
Other construction and land	1,153	183	1,336
Commercial	268	—	268

	$7,704	$1,350	$9,054

	December 31, 2018
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$2,154	$361	$2,515
Commercial real estate	3,690	1,462	5,152
Home equity and lines of credit	283	30	313
Other construction and land	1,185	192	1,377
Commercial	276	—	276

	$7,588	$2,045	$9,633

Loan modifications that were deemed TDRs at the time of the modification during the periods presented are summarized in the table below:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms
Commercial real estate	1	$212	1	$212
23

There were no loan modifications that were deemed TDRs at the time of the modification during the three or six month periods ended June 30, 2019.

There were no TDRs that defaulted during the three month and six month periods ending June 30, 2019 and 2018 and which were modified as TDRs within the previous 12 months.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

The Company had $23.9 million of goodwill as of June 30, 2019 and December 31, 2018.

The Company had $3.2 million and $3.6 million of core deposit intangibles as of June 30, 2019 and December 31, 2018, respectively. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles.

	As of and for the Six Months Ending	As of and for the Year Ending
	June 30,	December 31,
	2019	2018
	Dollars in thousands
Gross balance at beginning of period	$4,840	$4,840
Additions from acquisitions	—	—
Gross balance at end of period	4,840	4,840
Less accumulated amortization	(1,609)	(1,263)
Core deposit intangible, net	$3,231	$3,577

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles is $0.7 million for 2019 and each of the next three years, $0.6 million in the fifth year, and $0.3 million in the final year.

NOTE 6. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the six months ended June 30, 2019 and 2018 and the year ended December 31, 2018.

	As of and for the				As of and for the Year Ended
	Six Months Ended June 30,				December 31,
	2019		2018		2018
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$201,516	$—	$196,321	$—	$184,404	$—
Interest-bearing demand	193,701	191	206,568	184	209,085	374
Money Market	409,893	2,534	342,188	873	356,086	2,637
Savings	48,176	27	53,543	29	50,716	59
Time Deposits	393,547	3,578	421,958	2,123	420,949	5,048
	$1,246,833	$6,330	$1,220,578	$3,209	$1,221,240	$8,118

The following table indicates wholesale deposits included in the money market and time deposits amounts above:

	June 30,		December 31,
(Dollars in thousands)	2019	2018	2018
Wholesale money market	$5,098	$45,076	$5,030
Wholesale time deposits	70,583	67,610	70,978
	$75,681	$112,686	$76,008
24

NOTE 7. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated (dollars in thousands):

	June 30, 2019		December 31, 2018
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
2019	$85,500	2.63%	$168,500	2.52%
2020	115,000	2.48%	45,000	2.80%
2024	5,000	2.81%	—	—
	$205,500	2.55%	$213,500	2.58%

The Company has a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. The Company had no balance outstanding on the revolving credit loan facility as of June 30, 2019 and had drawn $5.0 million as of December 31, 2018.

The Company also had other borrowings of $4.4 million and $4.3 million at June 30, 2019 and December 31, 2018, respectively, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on these other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

25

Credit and Collateral Risks for Interest Rate Swaps

The Company manages credit exposure on interest rate swap transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements allow for collateralization of exposures beyond specified minimum threshold amounts.

The Company’s agreements with its interest rate swap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At June 30, 2019, the Company had two derivatives in a total net liability position of $1.4 million under these agreements and recognized the right to reclaim cash collateral of $1.4 million which was included in the consolidated balance sheets in Other assets. The Company had one derivative in a net liability position of $0.2 million at December 31, 2018.

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

	Derivative Assets(1)		Derivative Liabilities(1)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	$140	$354	$1,562	$462
Total	$140	$354	$1,562	$462

Derivatives not designated as hedging instruments:
Mortgage derivatives	$81	$34	$29	$22
Total	$81	$34	$29	$22

(1) All derivative assets are located in “Other assets” on the consolidated balance sheets and all derivative liabilities are located in “Other liabilities” on the consolidated balance sheets.

26

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income:

Derivatives Designated as Hedging Instruments

	Three months ended June 30,
	2019		2018
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$16,746	$5,026	$15,329	$3,019

Amounts related to fair value hedging relationships
Interest rate swaps:
Hedged items	464	—	(81)	—
Derivatives designated as hedging instruments	(471)	—	74	—

Amounts related to cash flow hedging relationships
Interest rate swaps:
Amount reclassified from accumulated other comprehensive income into income	—	(58)	—	142

	Six months ended June 30,
	2019		2018
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$33,288	$9,615	$30,171	$5,458
Amounts related to fair value hedging relationships
Interest rate swaps:
Hedged items	723	—	(81)	—
Derivatives designated as hedging instruments	(745)	—	74	—

Amounts related to cash flow hedging relationships
Interest rate swaps:
Amount reclassified from accumulated other comprehensive loss into income	—	(123)	—	198

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

27

As of June 30, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(dollars in thousands)	Carrying amount of the hedged assets	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the balance sheet in which the hedged item is included	June 30, 2019	June 30, 2019
Loans receivable(1)	$95,180	$968

(1) These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship.  At June 30, 2019, the amortized cost basis of the closed portfolio used in the the hedging relationship was $95.2 million, the cumulative basis adjustment associated with the hedging relationship was $1.0 million, and the amount of the designated hedged items was $25.0 million.

Cash Flow Hedges

Interest rate swap contracts, designated as cash flow hedges, involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments without exchange of the underlying notional amounts. The forward starting interest rate swap begins exchanging cash flows in 2020 when the current interest rate swap agreement expires.

The structure of the swap agreements designated as cash flow hedges is described in the table below (dollars in thousands):

Underlyings	Designation	Notional	Payment Provision	Life of Swap Contract
Junior Subordinated Debt	Cash Flow Hedge	$ 14,000	Pay 0.958%/Receive 3 month LIBOR	4 yrs
Junior Subordinated Debt	Cash Flow Hedge	$ 14,000	Pay 3.02%/Receive 3 month LIBOR	3 yrs

The table below presents the effect of the Company’s derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		As of and for the		As of and for the		As of and for the
		Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Interest rate swaps	Location	2019	2018	2019	2018	2018
Amounts recognized in AOCI on derivatives	OCI	$(287)	$8	$(446)	$210	$2
Amounts reclassified from AOCI into income	Interest expense	(58)	(142)	(123)	(198)	(431)
Amounts recognized in consolidated statement of comprehensive income		$(345)	$(134)	$(569)	$12	$(429)
28

Derivatives Not Designated as Hedging Instruments

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are described above. At June 30, 2019 and December 31, 2018, the Company had the following IRLCs and forward commitments for the future delivery of residential mortgage loans.

	As of June 30,	As of December 31,
(Dollars in thousands)	2019	2018
Mortgage derivatives
Interest rate lock commitments	$5,330	$1,627
Forward sales commitment	7,500	3,500

The table below presents the effect of the Company’s derivatives not designated as hedging instruments for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
Interest rate products	Location	2019	2018	2019	2018
		(Dollars in thousands)
Amount of loss recognized in income on forward commitments	Noninterest income	$(57)	$(51)	$(95)	$(41)
Amount of gain recognized in income on interest rate lock commitments	Noninterest income	34	12	45	29
Amount of loss recognized in income on derivatives not designated as hedging instruments		$(23)	$(39)	$(50)	$(12)
29

NOTE 9. INCOME TAXES

The components of net deferred taxes as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,778	$2,703
Deferred compensation and post-employment benefits	1,855	1,854
Non-accrual interest	262	245
Valuation reserve for other real estate	228	191
North Carolina NOL carryover	180	293
Federal NOL carryover	—	1,231
AMT credit carryover	—	316
General federal business credit carryover	955	691
Unrealized losses on securities	355	1,061
Loan basis differences	44	50
Fixed assets	136	123
Core deposit intangible	166	129
Derivative instruments	94	—
Other	1,372	1,207
Total deferred tax assets	8,425	10,094

Deferred tax liabilities:
Loan servicing rights	589	653
Goodwill	668	495
Core deposit intangible	65	74
Deferred loan costs	1,033	1,001
Prepaid expenses	14	14
Unrealized gains on securities	1,703	105
Derivative instruments	12	29
Investment in partnerships	170	155
Other	215	17
Total deferred tax liabilities	4,469	2,543

Net deferred tax asset	$3,956	$7,551

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses as of June 30, 2019:

(Dollars in thousands)	Amount	Expiration Dates
Federal	$1	2032-2037
North Carolina	$10,068	2026-2029
Federal General Business Credit Carryforwards	$955	2037-2039
30

NOTE 10. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income	$2,164	$3,087	$5,979	$6,669
Denominator:
Weighted-average common shares outstanding - basic	6,920,709	6,889,743	6,919,745	6,887,838
Effect of dilutive securities:
Stock options	91,644	97,924	50,854	97,450
Restricted stock units	38,349	50,190	26,904	48,052
Weighted-average common shares outstanding - diluted	7,050,702	7,037,857	6,997,503	7,033,340

Earnings per share - basic	$0.31	$0.45	$0.86	$0.97
Earnings per share - diluted	$0.31	$0.44	$0.85	$0.95

The following table presents stock options that are not deemed dilutive in calculating diluted earnings per share for the respective periods in the table above:

	Average Stock Price				Anti-dilutive Shares
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Stock options	$28.12	$28.52	$25.63	$28.54	30,823	21,131	61,400	20,362

31

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (“AOCI”) and changes in those components as of and for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Available for Sale Securities	Cash Flow Hedge	Total
(Dollars in thousands)
Balance, beginning of period	$618	$(73)	$545

Change in net unrealized holding gains on securities available for sale	5,044	—	5,044
Change in unrealized holding losses on cash flow hedge	—	(287)	(287)
Reclassification adjustment for cash flow hedge effectiveness	—	(58)	(58)
Income tax effect	(1,166)	72	(1,094)

Balance, end of period	$4,496	$(346)	$4,150

	Three Months Ended June 30, 2018
(Dollars in thousands)
Balance, beginning of period	$(3,943)	$547	$(3,396)

Change in net unrealized holding losses on securities available for sale	(1,358)	—	(1,358)
Reclassification adjustment for net securities gains realized in net income	935	—	935
Change in unrealized holding gains on cash flow hedge	—	8	8
Reclassification adjustment for cash flow hedge effectiveness	—	(142)	(142)
Income tax effect	95	37	132

Balance, end of period	$(4,271)	$450	$(3,821)
32

	Six Months Ended June 30, 2019
	Available for Sale Securities	Cash Flow Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(3,528)	$104	$(3,424)

Change in net unrealized holding losses on securities available for sale	10,434	—	10,434
Change in unrealized holding gains on cash flow hedge	—	(446)	(446)
Reclassification adjustment for cash flow effectiveness	—	(123)	(123)
Income tax effect	(2,410)	119	(2,291)

Balance, end of period	$4,496	$(346)	$4,150

	Six Months Ended June 30, 2018
	(Dollars in thousands)
Balance, beginning of period	$(455)	$432	$(23)

Change in deferred tax valuation allowance attributable to net unrealized losses on investment securities available for sale	—	—	—
Change in net unrealized holding losses on securities available for sale	(5,863)	—	(5,863)
Reclassification adjustment for net securities gains realized in net income	947	—	947
Reclassification adjustment for other than temporary impairment of securities available for sale	—	—	—
Change in unrealized holding gains on cash flow hedge	—	210	210
Reclassification adjustment for cash flow effectiveness	—	(198)	(198)
Cumulative effect of change in accounting principle	9	—	9
Income tax effect	1,091	6	1,097

Balance, end of period	$(4,271)	$450	$(3,821)
33

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from AOCI as of the dates indicated:

	Three Months Ended June 30		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018	Income Statement Line Item Affected
Available-for-sale securities
Losses recognized	$—	$(935)	$—	$(947)	Loss on sale of investments, net
Income tax effect	—	210	—	213	Income tax expense
Reclassified out of AOCI, net of tax	—	(725)	—	(734)	Net income

Cash flow hedge
Interest expense- effective portion	—	(94)	—	(124)	Interest expense - FHLB advances
Interest expense- effective portion	58	(48)	123	(74)	Interest expense - Junior subordinated notes
Income tax effect	(13)	32	(28)	45	Income tax expense
Reclassified out of AOCI, net of tax	45	(110)	95	(153)	Net income

Total reclassified out of AOCI, net of tax	$45	$(835)	$95	$(887)	Net income

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

The following summarizes the Company’s approximate commitments to extend credit:

June 30, 2019
(Dollars in thousands)
Lines of credit	$169,384
Standby letters of credit	1,159
$170,543

As of June 30, 2019, the Company had outstanding commitments to originate loans as follows:

	June 30, 2019
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$23,628	3.38% to 7.13%
Variable	5,235	4.25% to 8.00%
	$28,863

The allowance for unfunded commitments was $0.1 million at June 30, 2019 and December 31, 2018.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to

Fannie Mae and maintained a reserve of $0.3 million as of June 30, 2019 and December 31, 2018.

34

In the normal course of business, the Company is periodically involved in litigation. In the opinion of the Company’s management, none of this litigation is expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 13. FAIR VALUE

Overview

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

Fair Value Option

ASC 820 allows companies to report selected financial assets and liabilities at fair value using the fair value option. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. The Company made the election in June 2018 to record mortgage loans held-for-sale at fair value under the fair value option, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting.

35

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

Included in AFS investment securities are investments in an exchange traded bond fund and U.S. Treasury bonds, which are valued by reference to quoted market prices and considered a Level 1 security.

Also included in AFS investment securities are corporate bonds, which are valued using significant unobservable inputs and are classified as Level 2 or Level 3 based on market information available during the period.

Equity Securities

Equity securities represent investments in exchange traded mutual funds, which are valued by reference to quoted market prices and considered a Level 1 security.

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

36

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Equity securities	$6,967	$—	$—	$6,967
Securities available for sale:
U.S. Treasury & Government Agencies	5,058	28,602	—	33,660
Municipal Securities	—	119,052	—	119,052
Mortgage-backed Securities - Guaranteed	—	77,709	—	77,709
Collateralized Mortgage Obligations - Guaranteed	—	21,950	—	21,950
Collateralized Mortgage Obligations - Non Guaranteed	—	66,647	—	66,647
Collateralized Loan Obligations	—	15,224		15,224
Corporate bonds	—	19,859	494	20,353
Total securities available for sale	5,058	349,043	494	354,595

Mortgage loans held for sale	—	—	3,574	3,574
Loan servicing rights	—	—	2,563	2,563
Interest rate swaps	—	140	—	140
Mortgage derivatives	—	—	81	81

Total recurring assets at fair value	$12,025	$349,183	$6,712	$367,920

Liabilities:
Interest rate swaps	$—	$1,562	$—	$1,562
Mortgage derivatives	—	—	29	29

Total recurring liabilities at fair value	$—	$1,562	$29	$1,591
37

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Equity securities	$6,178	$—	$—	$6,178
Securities available for sale:
U.S. Treasury & Government Agencies	4,949	29,041	—	33,990
Municipal Securities	—	114,402	—	114,402
Mortgage-backed Securities - Guaranteed	—	85,184	—	85,184
Collateralized Mortgage Obligations - Guaranteed	—	21,889	—	21,889
Collateralized Mortgage Obligations - Non Guaranteed	—	69,171		69,171
Collateralized Loan Obligations		15,077	—	15,077
Corporate bonds	—	19,532	493	20,025
Total securities available for sale	4,949	354,296	493	359,738

Mortgage loans held for sale	—	—	2,431	2,431
Loan servicing rights	—	—	2,837	2,837
Interest rate swaps	—	354	—	354
Mortgage derivatives	—	—	34	34

Total recurring assets at fair value	$11,127	$354,650	$5,795	$371,572

Liabilities
Interest rate swaps	$—	$462	$—	$462
Mortgage derivatives	—	—	22	22

Total recurring liabilities at fair value	$—	$462	$22	$484
38

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$6,540	$4,649	$5,773	$3,321

AFS securities
Fair value adjustment	1	—	1	—
Transfer from (to) Level 2	—	(1,331)	—	—

Mortgage loans held for sale	304	1,170	1,143	1,170

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	45	145	92	245
Fair value adjustment	(235)	(186)	(366)	(316)

Mortgage derivative gains(losses) included in other income	28	(43)	40	(16)

Balance at end of period	$6,683	$4,404	$6,683	$4,404

Financial Assets Measured on a Nonrecurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets on a nonrecurring basis:

Small Business Administration (“SBA”) Loans Held for Sale

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

Real Estate Owned (“REO”)

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

39

Small Business Investment Company (“SBIC”) Holdings

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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$1,949	$1,949
Commercial real estate	—	—	3,452	3,452
Home equity loans and lines of credit	—	—	283	283
Other construction and land	—	—	540	540

Real estate owned:
Commercial real estate	—	—	1,661	1,661
Other construction and land	—	—	1,298	1,298

Total assets	$—	$—	$9,183	$9,183

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$845	$845
Commercial real estate	—	—	3,835	3,835
Home equity loans and lines of credit	—	—	283	283
Other construction and land	—	—	365	365

Real estate owned:
One-to-four family residential	—	—	228	228
Commercial real estate	—	—	949	949
Other construction and land	—	—	1,316	1,316

Total assets	$—	$—	$7,821	$7,821

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 or December 31, 2018.

Impaired loans totaling $3.2 million at June 30, 2019 and $5.6 million at December 31, 2018 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

40

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2019.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% -30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% -30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	100%-108%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	10%-16%
		Discount rate	10%-14%
Mortgage loans held for sale	External pricing model	Recent trade pricing	103%-106%
Mortgage derivatives	External pricing model	Pull-through rate	77%-100%
SBIC	Indicative value provided by fund	Current operations and financial condition	N/A

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company’s financial assets and financial liabilities at the dates indicated:

		Fair Value Measurements at June 30, 2019
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$87,922	$87,922	$87,922	$—	$—
Equity securities	6,967	6,967	6,967	—	—
Securities available for sale	354,595	354,595	5,058	349,043	494
Loans held for sale	11,415	12,293	—	8,719	3,574
Loans receivable, net	1,087,419	1,059,364	—	—	1,059,364
Other investments, at cost	11,752	11,752	—	11,752	—
Accrued interest receivable	6,730	6,730	—	6,730	—
BOLI	32,272	32,272	—	32,272	—
Loan servicing rights	2,563	2,563	—	—	2,563
Mortgage derivatives	81	81	—	—	81
Interest rate swaps	140	140	—	140	—
SBIC investments	4,632	4,632	—	—	4,632

Liabilities:
Demand deposits	$853,286	$853,286	$—	$853,286	$—
Time deposits	393,547	399,036	—	—	399,036
Federal Home Loan Bank advances	205,500	204,757	—	204,757	—
Junior subordinated debentures	14,433	13,572	—	13,572	—
Other borrowings	4,386	4,616	—	4,616	—
Accrued interest payable	1,543	1,543	—	1,543	—
Mortgage derivatives	29	29	—	—	29
Interest rate swaps	1,562	1,562	—	1,562	—
41

		Fair Value Measurements at December 31, 2018
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$69,119	$69,119	$69,119	$—	$—
Equity securities	6,178	6,178	6,178	—	—
Securities available for sale	359,739	359,739	4,949	354,297	493
Loans held for sale	7,570	8,114	—	5,683	2,431
Loans receivable, net	1,076,069	1,046,136	—	—	1,046,136
Other investments, at cost	12,039	12,039	—	12,039	—
Accrued interest receivable	6,443	6,443	—	6,443	—
BOLI	32,886	32,886	—	32,886	—
Loan servicing rights	2,837	2,837	—	—	2,837
Mortgage derivatives	34	34	—	—	34
Interest rate swaps	354	354	—	354	—
SBIC investments	3,839	3,839	—	—	3,839

Liabilities:
Demand deposits	$800,291	$800,291	$—	$800,291	$—
Time deposits	420,949	424,054	—	—	424,054
Federal Home Loan Bank advances	213,500	213,513	—	213,513	—
Junior subordinated debentures	14,433	12,440	—	12,440	—
Other borrowings	9,299	9,253	—	9,253	—
Accrued interest payable	1,647	1,647	—	1,647	—
Mortgage derivatives	22	22	—	—	22
Interest rate swaps	462	462	—	462	—

NOTE 14. LEASES

As of January 1, 2019, we adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily ASU 2016-02 and subsequent updates. These updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee’s obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted the updates using a modified-retrospective transition approach and recognized a right-of-use lease asset and related lease liabilities totaling $0.5 million as of January 1, 2019. At adoption, we elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. As of June 30, 2019, the right-of-use lease asset, included in other assets, and related lease liabilities, included in other liabilities totaled $0.4 million.

We lease certain office facilities and office equipment under operating leases. The lease agreements have maturity dates ranging from March 2020 to May 2027, one of which includes an option for a five-year extension. The weighted average remaining life of the lease term for these leases was 6.57 years as of June 30, 2019. We do not apply the recognition requirements of Topic 842 - Leases to short-term operating leases. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised. For non-short-term operating leases, we recognized lease right-of-use assets and related lease liabilities on our balance sheet upon commencement of the lease in accordance with Topic 842 - Leases. In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. Lease payments over the expected term are discounted using our incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar term. The weighted average discount rate for leases was 3.04% as of June 30, 2019. We also consider renewal and termination options in the determination of the term of the lease. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Generally, we cannot be reasonably certain about whether or not we will renew a lease until such time the lease is within the last two years of the existing lease term. When we are reasonably certain that a renewal option will be exercised, we measure/remeasure the right-of-use asset and related lease liability using the lease payments specified for the renewal period.

Maturities of lease liabilities as of June 30, 2019 were as follows:

(Dollard in thousands)	Operating Leases
2019	$71
2020	69
2021	53
2022	53
2023	53
Thereafter	177
Total undiscounted lease payments	476
Discount effect of cash flows	(62)
Total lease liability	$414

The total operating lease costs were $49,000 and $105,000 for the three months and six months ended June 30, 2019, respectively.

42

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

Approval of the proposed merger by Entegra’s shareholders has been received. Completion of the proposed merger remains subject to the receipt of required regulatory approvals and the satisfaction or waiver of other customary conditions, and is expected to occur during the fourth quarter of 2019.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. These forward-looking statements speak only as of the date they are made, and the Company is under no duty to and does not undertake any obligation to update any forward-looking statements after the date of this Form 10-Q except as required by law.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	The proposed merger with First Citizens BancShares, Inc. (“BancShares”) may distract the management of the Company from its other responsibilities;
•	Failure to complete the merger with BancShares could negatively impact our stock prices, future business and financial results;
•	The Company will be subject to business uncertainties and contractual restrictions while the merger with BancShares is pending;
•	The merger with BancShares could disrupt our current operations or affect our ability to retain or recruit key employees;
43

•	We may not be able to implement aspects of our growth strategy;
•	The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in relevant markets;
•	We may need additional access to capital, which we may be unable to obtain on attractive terms or at all;
•	Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected;
•	Our commercial real estate loans generally carry greater credit risk than one-to-four family residential mortgage loans;
•	Our concentration of construction financing may expose us to a greater risk of loss and impair our earnings and profitability;
•	Repayment of our commercial business loans is primarily dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value;
•	Our level of home equity loans and lines of credit lending may expose us to increased credit risk;
•	We continue to hold and acquire other real estate, which has led to operating expenses and vulnerability to additional declines in real property values;
•	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect business, results of operations, financial condition and the value of our common stock;
•	Concentration of collateral in our primary market area may increase the risk of increased non-performing assets;
•	Income from secondary mortgage market operations is volatile, and we may incur losses with respect to our secondary mortgage market operations that could negatively affect our earnings;
•	We rely on the mortgage secondary market for some of our liquidity;
•	Future changes in interest rates could reduce our profits;
•	Strong competition within our market areas may limit our growth and profitability;
•	Future expansion involves risks;
•	New bank office facilities and other facilities may not be profitable;
•	Acquisition of assets and assumption of liabilities may expose us to intangible asset risk, which could impact our results of operations and financial condition;
•	We may not be able to compete with larger competitors for larger customers because our lending limits are lower than our competitors;
•	We depend on our executive management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services;
•	The fair value of our investments could decline;
•	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows;
•	Changes in accounting standards could affect reported earnings;
•	We are subject to environmental liability risk associated with our lending activities;
•	A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses;
•	We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained;
•	Our stock-based benefit plan will increase our costs, which will reduce our income;
•	Negative public opinion surrounding the Company and the financial institutions industry generally could damage our reputation and adversely impact our earnings;
•	Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business;
•	We are subject to extensive regulation and oversight, and, depending upon the findings and determinations of our regulatory authorities, we may be required to make adjustments to our business, operations or financial position and could become subject to formal or informal regulatory action;
•	Financial reform legislation enacted by Congress and resulting regulations have increased and are expected to continue to increase our costs of operations;
•	Imposition of trade barriers and tariffs;
44

•	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
•	As a regulated entity, we and the Bank must maintain certain required levels of regulatory capital that may limit our and the Bank’s operations and potential growth;
•	Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;
•	The Federal Reserve may require the Company to commit capital resources to support the Bank;
•	Our stock price may be volatile, which could result in losses to our shareholders and litigation against us;
•	The trading volume in our common stock is lower than that of other larger companies; future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline;
•	There may be future sales of our common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock;
•	The implementation of stock-based benefit plans may dilute your ownership interest; and
•	We may issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in the event of liquidation, which could negatively affect the value of our common stock.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019 (the “2018 Form 10-K”).

45

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2019 have remained unchanged from the disclosures presented in our 2018 Form 10-K. Refer to Note 1 of this Form 10-Q for more information about our accounting policies and recent accounting updates.

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

Merger with First Citizens BancShares, Inc.

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

46

On April 23, 2019, in connection with the termination by Entegra of the SmartFinancial definitive agreement, BancShares, on behalf of Entegra, paid SmartFinancial a termination fee of $6.4 million as required by the terms of the SmartFinancial definitive agreement, and the SmartFinancial definitive agreement was terminated.

Approval of the proposed merger with BancShares by Entegra’s shareholders has been received. Completion of the proposed merger with BancShares remains subject to the receipt of required regulatory approvals and the satisfaction or waiver of other customary conditions, and is expected to occur during the fourth quarter of 2019.

Earnings Summary

Net income for the three and six months ended June 30, 2019 was $2.2 million and $6.0 million, respectively, compared to $3.1 million and $6.7 million for the same periods in 2018, respectively. The decrease in net income for the three months ended June 30, 2019 was primarily the result of a decrease in net interest income of $0.6 million and an increase in noninterest expense of $1.1 million, partially offset by an increase in noninterest income of $0.3 million. The decrease in net income for the six months ended June 30, 2019 was primarily the result of a decrease in net interest income of $1.0 million and an increase in noninterest expense of $2.7 million, partially offset by an increase in noninterest income of $2.6 million.

Net interest income decreased $0.6 million, or 4.8%, to $11.7 million for the three months ended June 30, 2019, compared to $12.3 million for the same period in 2018. Net interest income decreased $1.0 million, or 4.2%, to $23.7 million for the six months ended June 30, 2019, compared to $24.7 million for the same period in 2018. The decrease in net interest income was primarily due to increased costs of deposits and borrowings, partially offset by higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and taxable loans. Net interest margin was 3.11% for the three months ended June 30, 2019, compared to 3.36% for the same period in 2018, and 3.17% and 3.42% for the six months ended June 30, 2019 and 2018, respectively.

Noninterest income increased $0.3 million, or 20.8%, to $1.6 million for the three months ended June 30, 2019, compared to $1.3 million for the same period in 2018. Increases in equity securities gains and mortgage banking were partially offset by decreases in gains on sale of Small Business Administration (“SBA”) loans and reduced Small Business Investment Company holdings (“SBIC”) earnings. There were no losses on sale of investments for the three months ended June 30, 2019 compared to $0.5 million for the same period in 2018.

Noninterest income increased $2.6 million, or 94.2%, to $5.3 million for the six months ended June 30, 2019, compared to $2.7 million for the same period in 2018, primarily as the result of the settlement of a dispute with a former advisor for $1.75 million related the acquisition of Chattahoochee Bank of Georgia and increased equity security gains partially offset by decreases in gains on sale of SBA loans. There were no losses on the sale of investments for the six months ended June 30, 2019 compared to $0.5 million for the same period in 2018.

Noninterest expense increased $1.1 million, or 11.8%, to $10.5 million for the three months ended June 30, 2019, compared to $9.4 million for the same period in 2018. Noninterest expense increased $2.7 million, or 14.7%, to $21.3 million for the six months ended June 30, 2019, compared to $18.6 million for the same period in 2018. The increases were primarily related to increased compensation and employee benefits and merger-related expenses, partially offset by reduced Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and net cost of operation of real estate owned (“REO”).

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

47

We analyze our noninterest expense and net income on a non-GAAP basis as detailed and as of the periods indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in thousands, except per share data)

Adjusted Noninterest Expense
Noninterest expense (GAAP)	$10,548	$9,439	$21,286	$18,562
Merger-related expenses	(1,584)	(272)	(2,934)	(468)
Adjusted noninterest expense (Non-GAAP)	$8,964	$9,167	$18,352	$18,094

Adjusted Net Income
Net income (GAAP)	$2,164	$3,087	$5,979	$6,669
Loss (gain) on sale of investments	—	402	—	411
Equity securities (gains) losses	(88)	(36)	(419)	6
Legal settlement	—	—	(1,383)	—
Merger-related expenses	1,251	215	2,318	370
Adjusted net income (Non-GAAP)	$3,327	$3,668	$6,496	$7,456

Adjusted Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.31	$0.44	$0.85	$0.95
Loss (gain) on sale of investments	—	0.06	—	0.06
Equity securities (gains) losses	(0.01)	(0.01)	(0.06)	—
Legal settlement	—	—	(0.20)	—
Merger-related expenses	0.17	0.03	0.34	0.05
Adjusted diluted earnings per share (Non-GAAP)	$0.47	$0.52	$0.93	$1.06

Adjusted Return on Average Assets
Return on Average Assets (GAAP)	0.52%	0.76%	0.72%	0.83%
Loss (gain) on sale of investments	0.00%	0.10%	0.00%	0.05%
Equity securities (gains) losses	-0.02%	-0.01%	-0.05%	0.00%
Legal settlement	0.00%	0.00%	-0.17%	0.00%
Merger-related expenses	0.30%	0.06%	0.28%	0.05%
Adjusted Return on Average Assets (Non-GAAP)	0.80%	0.91%	0.78%	0.93%

Adjusted Return on Tangible Average Equity
Return on Average Equity (GAAP)	5.00%	8.04%	7.08%	8.76%
Loss (gain) on sale of investments	0.00%	1.05%	0.00%	0.54%
Equity securities (gains) losses	-0.20%	-0.09%	-0.50%	0.01%
Legal settlement	0.00%	0.00%	-1.64%	0.00%
Merger-related expenses	2.89%	0.56%	2.74%	0.49%
Effect of goodwill and intangibles	1.44%	2.15%	1.49%	2.20%
Adjusted Return on Average Tangible Equity (Non-GAAP)	9.13%	11.71%	9.18%	12.00%

Adjusted Efficiency Ratio
Efficiency ratio (GAAP)	79.38%	69.36%	73.54%	67.70%
Gain (loss) on sale of investments	0.00%	-2.51%	0.00%	-1.86%
Equity securities gains (losses)	0.67%	0.23%	1.38%	-0.02%
Legal settlement	0.00%	0.00%	4.74%	0.00%
Merger-related expenses	-12.02%	-1.93%	-10.83%	-1.07%
Adjusted Efficiency Ratio (Non-GAAP)	68.03%	65.15%	68.83%	64.75%

	As Of
	June 30, 2019	December 31, 2018
	(Dollars in thousands, except share data)
Tangible Assets
Total Assets	$1,664,209	$1,636,441
Goodwill and Intangibles	(27,134)	(27,480)
Tangible Assets	$1,637,075	$1,608,961

Tangible Book Value Per Share
Book Value (GAAP)	$176,950	$162,872
Goodwill and intangibles	(27,134)	(27,480)
Book Value (Tangible)	$149,816	$135,392
Outstanding shares	6,922,564	6,917,703
Tangible Book Value Per Share	$21.64	$19.57
48

Financial Condition at June 30, 2019 and December 31, 2018

Total assets increased $27.8 million, or an annualized rate of 3.4%, to $1.66 billion at June 30, 2019 from $1.64 billion at December 31, 2018. This increase in assets was primarily due to increases in cash and cash equivalents of $18.8 million, from $69.1 million at December 31, 2018 to $87.9 million at June 30, 2019 and loans, which increased $11.4 million, or an annualized rate of 2.2%, to $1.09 billion at June 30, 2019 from $1.08 billion at December 31, 2018. Core deposits increased $52.9 million to $848.2 million, or 6.7%, at June 30, 2019 from $795.3 million at December 31, 2018. Core deposits represented 68% of the Company’s deposit portfolio at June 30, 2019 compared to 65% at December 31, 2018.

Total liabilities increased $13.7 million to $1.49 billion at June 30, 2019 from $1.47 billion at December 31, 2018, due primarily to the $25.6 million increase in deposits, partially offset by the $8.0 million decrease in Federal Home Loan Bank (“FHLB”) borrowings and the $5.0 million decrease in other borrowings.

Total shareholders’ equity increased $14.1 million to $177.0 million at June 30, 2019, compared to $162.9 million at December 31, 2018. This increase was primarily attributable to $6.0 million of net income and $8.0 million of after-tax increase in market value of investment securities available for sale. Tangible book value per share, a non-GAAP measure, increased $2.07 to $21.64 at June 30, 2019 from $19.57 at December 31, 2018.

Investment Securities

The following table presents the holdings of our equity securities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)

Mutual funds	$6,967	$6,178

Equity securities with a fair value of $6.3 million as of June 30, 2019 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of June 30, 2019 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. There were gains on equity securities of $0.1 million and $0.5 million for the three and six months ended June 30, 2019, respectively. There were gains on equity securities of $45 thousand and losses of $8 thousand for the three and six months ended June 30, 2018, respectively.

The following table shows the amortized cost and fair value for our available-for-sale (“AFS”) investment securities portfolio as of the dates indicated:

	June 30, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

U.S. Treasury & Government Agencies	$33,714	$33,660	$34,068	$33,990
Municipal Securities	114,570	119,052	115,860	114,402
Mortgage-backed Securities - Guaranteed	77,890	77,709	86,664	85,184
Collateralized Mortgage Obligations - Guaranteed	21,803	21,950	22,492	21,889
Collateralized Mortgage Obligations - Non Guaranteed	65,355	66,647	69,774	69,171
Collateralized Loan Obligations	15,515	15,224	15,534	15,077
Corporate bonds	19,904	20,353	19,936	20,025
	$348,751	$354,595	$364,328	$359,738
49

AFS investment securities decreased $5.1 million to $354.6 million at June 30, 2019 from $359.7 million at December 31, 2018. We continue to monitor and decrease our investment portfolio as we continue to build our loan portfolio.

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

	June 30,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$339,089	31.2%	$325,560	30.2%
Commercial	500,434	46.0	498,106	46.2
Home equity loans and lines of credit	46,378	4.3	48,679	4.5
Residential construction	50,046	4.6	39,533	3.7
Other construction and land	93,496	8.6	104,645	9.7
Commercial	51,750	4.8	54,410	5.1
Consumer	6,921	0.7	6,842	0.6
Total loans, gross	$1,088,114	100.0%	$1,077,775	100.0%

Less:
Deferred loan fees, net	(935)		(1,000)
Acquired loans fair value discount	(789)		(1,048)
Hedged loans basis adjustment	968		245
Unamortized premium	241		333
Unamortized discount	(180)		(236)

Total loans, net of deferred fees	$1,087,419		$1,076,069

Percentage of total assets	65.3%		65.8%

Net loans increased $11.3 million, or an annualized rate of 2.2%, to $1.09 billion at June 30, 2019 from $1.08 billion at December 31, 2018. Most of our loan growth is concentrated in residential construction with an increase of $10.5 million, or 26.6% as compared to the relative balance at December 31, 2018. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of June 30, 2019 or December 31, 2018.

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Delinquent Loans
	(Dollars in thousands)

One-to-four family residential	$3,798	$60	$474	$4,332
Commercial real estate	1,149	1,513	790	3,452
Home equity and lines of credit	218	90	123	431
Residential construction	42	—	1	43
Other construction and land	455	51	1	507
Commercial	296	917	134	1,347
Consumer	14	—	1	15
Total delinquent loans	$5,972	$2,631	$1,524	$10,127
% of total loans, net	0.55%	0.24%	0.14%	0.93%

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due
	(Dollars in thousands)

One-to-four family residential	$3,562	$1,317	$84	$4,963
Commercial real estate	2,615	—	1,782	4,397
Home equity and lines of credit	400	457	73	930
Residential construction	—	—	1	1
Other construction and land	613	32	64	709
Commercial	307	25	121	453
Consumer	27	4	—	31
Total	$7,524	$1,835	$2,125	$11,484
% of total loans, net	0.70%	0.17%	0.20%	1.07%

Delinquent loans decreased $1.4 million to $10.1 million at June 30, 2019 from $11.5 million at December 31, 2018. The decrease in delinquencies was due primarily to collection efforts and the favorable resolution of several relationships.

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

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$868	$1,037
Commercial	2,079	3,266
Home equity loans and lines of credit	123	178
Residential construction	1	—
Other construction and land	184	256
Commercial	134	120
Consumer	1	—

Total non-performing loans	3,390	4,857

REO:
One-to-four family residential	—	228
Commercial real estate	1,661	949
Other construction and land	1,298	1,316

Total foreclosed real estate	2,959	2,493

Total non-performing assets	$6,349	$7,350

Troubled debt restructurings still accruing	$7,704	$7,588

Ratios:
Non-performing loans to total loans	0.31%	0.45%
Non-performing assets to total assets	0.38%	0.45%

Non-performing loans to total loans was 0.31% at June 30, 2019 compared to 0.45% at December 31, 2018. Non-performing assets to total assets declined to 0.38% at June 30, 2019 from 0.45% at December 31, 2018.

REO increased $0.5 million, or 18.7%, to $3.0 million at June 30, 2019 from $2.5 million at December 31, 2018 primarily as a result of the addition of two commercial real estate properties partially offset by the sale of the remaining one-to-four residential property.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)

Classified loans:
Substandard	$6,110	$8,169
Doubtful	—	—
Loss	—	—

Total classified loans:	6,110	8,169
As a % of total loans, net	0.56%	0.76%

Special mention	11,975	9,987

Total criticized loans	$18,085	$18,156
As a % of total loans, net	1.66%	1.81%

Total classified loans decreased $2.1 million to $6.1 million at June 30, 2019 from $8.2 million at December 31, 2018. Total criticized loans to total loans decreased to 1.66% at June 30, 2019 from 1.81% at December 31, 2018. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain loss rates ranging from approximately 0.5% to 2.3%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	non-accrual and classified loans;
•	collateral values;
•	loan concentrations;
•	economic conditions – including unemployment rates, home sales and prices, and a regional economic index; and
•	lender risk – personnel changes.
54

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2019	2018	2019	2018
	( Dollars in thousands)		( Dollars in thousands)
Balance at beginning of period	$12,043	$11,167	$11,985	$10,887

Charge-offs:
Real Estate:
One-to-four family residential	—	—	4	110
Commercial	92	—	92	35
Home equity loans and lines of credit	—	—	209	41
Residential construction	—	—	—	—
Other construction and land	1	—	1	—
Commercial	—	34	59	34
Consumer	67	29	93	58
Total charge-offs	160	63	458	278

Recoveries:
Real Estate:
One-to-four family residential	—	(1)	20	(14)
Commercial	—	—	56	(3)
Home equity loans and lines of credit	126	(3)	126	(24)
Residential construction	—	—	—	—
Other construction and land	7	(7)	15	(27)
Commercial	2	(3)	6	(8)
Consumer	46	(50)	198	(122)
Total recoveries	181	(64)	421	(198)

Net charge-offs (recoveries)	(21)	(1)	37	80

Provision for loan losses	130	357	246	718

Balance at end of period	$12,194	$11,525	$12,194	$11,525

Ratios:
Net charge-offs (recoveries) to average loans outstanding	-0.01%	0.00%	0.01%	0.02%
Allowance to non-performing loans at period end	359.71%	254.75%	359.71%	254.75%
Allowance to total loans at period end	1.12%	1.10%	1.12%	1.10%

Our allowance as a percentage of total loans increased to 1.12% at June 30, 2019 from 1.10% at June 30, 2018 primarily as the result of loan growth and provision related to acquired loans. The remaining fair value discount on acquired loans was $0.8 million as of June 30, 2019.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans increased to 359.7% at June 30, 2019 compared to 246.76% at December 31, 2018 and 254.8% at June 30, 2018.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)

One-to-four family residential	$—	$288
Commercial real estate	1,661	544
Other construction and land	1,298	1,736
Total	$2,959	$2,568

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$2,265	$2,874	$2,493	$2,568
Additions	712	—	712	749
Disposals	(18)	(7)	(246)	(432)
Writedowns	—	(65)	—	(83)
Balance, end of period	$2,959	$2,802	$2,959	$2,802

REO increased $0.5 million, or 18.7%, to $3.0 million at June 30, 2019 from $2.5 million at December 31, 2018. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $3.6 million to $4.0 million at June 30, 2019 compared to $7.6 million at December 31, 2018. The decrease in net deferred tax assets is mainly attributable to decreases in the net unrealized holding losses on our investment securities and reductions in our federal and state net operating losses.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated.

	June 30, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$201,516	16.2%	$184,404	15.1%
Interest-bearing demand accounts	193,701	15.5	209,085	17.1
Money market accounts - retail	404,795	32.5	351,056	28.7
Money market accounts - wholesale	5,098	0.4	5,030	0.4
Savings accounts	48,176	3.9	50,716	4.2
Time deposits - retail	322,964	25.9	349,971	28.7
Time deposits - wholesale	70,583	5.7	70,978	5.8

Total deposits	$1,246,833	100.0%	$1,221,240	100.0%

Core deposits increased $52.9 million to $848.2 million at June 30, 2019 from $795.3 million at December 31, 2018. Retail certificates of deposit decreased $27.0 million to $323.0 million at June 30, 2019 from $350.0 million at December 31, 2018. Wholesale deposits decreased $0.3 million to $75.7 million at June 30, 2019 from $76.0 million at December 31, 2018. We continue to focus on gathering core deposits, which increased to 68% of the Company’s deposit portfolio at June 30, 2019 from 65% at December 31, 2018.

FHLB Advances

FHLB advances decreased $8.0 million to $205.5 million at June 30, 2019 from $213.5 million at December 31, 2019. FHLB advances are secured by qualifying one-to-four family permanent and commercial real estate loans, by investment securities, and by a blanket collateral agreement with the FHLB.

Other Borrowings

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company did not have an outstanding balance on the revolving credit loan facility as of June 30, 2019.

The Company also had other borrowings at June 30, 2019 of $4.4 million, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at June 30, 2019 and December 31, 2018 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest income and manage our exposure to interest rate movement, we entered into an interest rate swap in September 2016 on the junior subordinated notes. We also entered into a forward starting interest rate swap on our junior subordinated date in June 2018 to begin in 2020 after the current interest rate swap terminates. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the current contract and three additional years under the forward starting contract. The effective interest rate on the swapped notes was 3.76% at both June 30, 2019 and at December 31, 2018.

Equity

Total shareholders’ equity increased $14.1 million to $177.0 million at June 30, 2019 compared to $162.9 million at December 31, 2018. This increase was primarily attributable to $6.0 million of net income and $8.0 million after-tax increase in the market value of investment securities available for sale.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and June 30, 2018.

General. Net income for the three months ended June 30, 2019 was $2.2 million, compared to $3.1 million for the same period in 2018. The decrease in net income for the three months ended June 30, 2019 was primarily the result of decreases in net interest income of $0.6 million, increases in noninterest expense of $1.1 million, partially offset by an increase in noninterest income of $0.3 million.

Net Interest Income. Net interest income decreased $0.6 million, or 4.8%, to $11.7 million for the three months ended June 30, 2019, compared to $12.3 million for the same period in 2018. The decrease in net interest income was primarily due to increased costs of deposits and borrowings, partially offset by higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and taxable loans. The tax-equivalent net interest margin was 3.11% for the three months ended June 30, 2019, compared to 3.36% for the same period in 2018.

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

	For the Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,078,619	$13,238	4.92%	$1,032,053	$12,468	4.85%
Loans, tax exempt(1)	16,386	132	3.22%	15,282	116	3.06%
Investments - taxable	251,015	1,988	3.17%	249,493	1,557	2.50%
Investment tax exempt(1)	105,753	961	3.63%	84,325	768	3.64%
Interest earning deposits	76,091	484	2.55%	99,284	431	1.74%
Other investments, at cost	11,867	173	5.85%	12,352	174	5.65%

Total interest-earning assets	1,539,731	16,975	4.42%	1,492,789	15,514	4.17%

Noninterest-earning assets	122,037			122,152

Total assets	$1,661,768			$1,614,941

Interest-bearing liabilities:
Savings accounts	$48,184	$13	0.11%	$52,232	$14	0.11%
Time deposits	400,972	1,902	1.90%	417,482	1,209	1.16%
Money market accounts	402,560	1,396	1.39%	332,366	507	0.61%
Interest bearing transaction accounts	198,331	93	0.19%	207,625	97	0.19%
Total interest bearing deposits	1,050,047	3,404	1.30%	1,009,705	1,827	0.73%

FHLB advances	207,654	1,383	2.63%	220,698	930	1.67%
Junior subordinated debentures	14,433	142	3.89%	14,433	142	3.89%
Other borrowings	7,319	97	5.32%	9,170	120	5.25%

Total interest-bearing liabilities	1,279,453	5,026	1.58%	1,254,006	3,019	0.97%

Noninterest-bearing deposits	194,221			191,471

Other non interest bearing liabilities	15,102			15,940

Total liabilities	1,488,776			1,461,417
Total equity	172,992			153,524

Total liabilities and equity	$1,661,768			$1,614,941

Tax-equivalent net interest income		$11,949			$12,495

Net interest-earning assets(2)	$260,278			$238,783

Average interest-earning assets to interest-bearing liabilities	120.34%			119.04%

Tax-equivalent net interest rate spread(3)			2.85%			3.20%
Tax-equivalent net interest margin(4)			3.11%			3.36%

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

	For the Three Months Ended June 30, 2019
	Compared to the Three Months Ended June 30, 2018
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale(1)	$569	$201	$770
Loans, tax exempt(2)	9	7	16
Investment - taxable	10	421	431
Investments - tax exempt(2)	194	(1)	193
Interest-earning deposits	(116)	169	53
Other investments, at cost	(7)	5	(2)

Total interest-earning assets	659	802	1,461

Interest-bearing liabilities:
Savings accounts	(1)	—	(1)
Time deposits	(50)	743	693
Money market accounts	126	763	889
Interest bearing transaction accounts	(4)	0	(4)
FHLB advances	(56)	509	453
Junior subordinated debentures	—	—	—
Other borrowings	(25)	2	(23)

Total interest-bearing liabilities	(10)	2,017	2,007

Change in tax-equivalent net interest income	$669	$(1,215)	$(546)

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses decreased to $11.7 million for the three months ended June 30, 2019, compared to $12.3 million for the same period in 2018. As indicated in the table above, the decline in tax- equivalent net interest income of $1.2 million attributable to an unfavorable movement in rates was partially offset by a $0.7 million improvement in volume.

The increase in tax-equivalent net interest income of $0.7 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $46.6 million and $21.4 million, respectively, and lower average time deposits and FHLB advances which decreased $13.0 million and $16.5 million, respectively for the three months ended June 30, 2019 compared to the same period in 2018. The increase in average loan and tax exempt investment balances and lower time deposits and FHLB advances was partially offset by decreases of $23.2 million in interest-earning deposits and increases of $70.2 million in money market balances.

The decrease in tax-equivalent net interest income of $1.2 million related to rate was primarily the result of increased costs on time deposits, money markets, and FHLB advances. These increased costs were partially offset by increased yields on taxable loans, taxable investments, and interest-earning deposits.

Our tax-equivalent net interest rate spread decreased to 2.85% for the three months ended June 30, 2019, compared to 3.20% for the three months ended June 30, 2018, and our tax-equivalent net interest margin was 3.11% for the three months ended June 30, 2019, compared to 3.36% for the same period in 2018.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended June 30, 2019 of $0.1 million due to organic loan growth and acquired loans, compared to $0.4 million for the same period in 2018. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Servicing (loss) income, net	$(14)	$39	$(53)
Mortgage banking	341	283	58
Gain on sale of SBA loans	17	229	(212)
Loss on sale of investments, net	—	(508)	508
Equity securities gains	112	45	67
Service charges on deposit accounts	401	405	(4)
Interchange fees, net	298	271	27
Bank owned life insurance	185	194	(9)
Other	228	340	(112)

Total	$1,568	$1,298	$270

Gain on sale of SBA loans decreased $0.2 million for the three months ended June 30, 2019 compared to the same period in 2018 due to reduced volume.

There have been no investment sales during the three months ended June 30, 2019.

Other noninterest income decreases $0.1 million for the three months ended June 30, 2019 compared to the same period in 2018 as a result of reduced SBIC earnings.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)

Compensation and employee benefits	$5,710	$5,652	$58
Net occupancy	1,084	1,122	(38)
Federal deposit insurance	141	148	(7)
Professional and advisory	259	333	(74)
Data processing	510	566	(56)
Marketing and advertising	156	235	(79)
Merger-related expenses	1,584	272	1,312
Net cost of operation of REO	23	93	(70)
Other	1,081	1,018	63

Total noninterest expenses	$10,548	$9,439	$1,109

Merger-related expenses increased $1.3 million in the three months ended June 30, 2019 compared to the same period in 2018 due to expenses related primarily to the proposed merger with BancShares.

Income Taxes. We recorded $0.4 million of income tax expense for the three months ended June 30, 2019 compared to $0.7 million for the same period in 2018. Income tax expense for the three months ending June 30, 2019 and 2018 benefitted from tax-exempt income related to municipal bond investment and bank owned life insurance (BOLI”) income resulting in effective tax rates of 17.1% and 19.0%, respectively.

We continue to have unutilized net operating losses for state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and June 30, 2018.

General. Net income for the six months ended June 30, 2019 was $6.0 million, compared to $6.7 million for the same period in 2018. The decrease in net income for the six months ended June 30, 2019 was primarily the result of decreases in net interest income and increases in noninterest expense of $1.0 million and $2.7 million, respectively, partially offset by an increase in noninterest income of $2.6 million.

Net Interest Income. Net interest income decreased $1.0 million, or 4.2%, for the six months ended June 30, 2019 compared to the same period in 2018. The decrease in net interest income was primarily due to increased money market balances and costs of deposits and borrowings partially offset by to higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and loans. The tax-equivalent net interest margin decreased to 3.17% for the six months ended June 30, 2019 as compared to 3.42% for the same period in 2018.

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

	For the Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,074,185	$26,154	4.91%	$1,020,132	$24,360	4.82%
Loans, tax exempt(1)	16,813	268	3.22%	15,535	233	3.02%
Investments - taxable	253,264	4,069	3.21%	255,697	3,346	2.62%
Investment tax exempt(1)	104,099	1,923	3.69%	80,250	1,465	3.65%
Interest earning deposits	74,324	956	2.59%	93,031	781	1.69%
Other investments, at cost	11,955	378	6.38%	12,371	343	5.59%

Total interest-earning assets	1,534,640	33,748	4.43%	1,477,016	30,528	4.17%

Noninterest-earning assets	122,310			123,411

Total assets	$1,656,950			$1,600,427

Interest-bearing liabilities:
Savings accounts	$49,347	$27	0.11%	$51,681	$29	0.11%
Time deposits	409,984	3,558	1.75%	410,422	2,123	1.04%
Money market accounts	389,192	2,554	1.32%	325,895	873	0.54%
Interest bearing transaction accounts	199,486	191	0.19%	209,982	184	0.18%
Total interest bearing deposits	1,048,009	6,330	1.22%	997,980	3,209	0.65%

FHLB advances	210,561	2,779	2.63%	222,092	1,750	1.57%
Junior subordinated debentures	14,433	281	3.87%	14,433	280	3.86%
Other borrowings	8,338	225	5.44%	8,967	229	5.15%

Total interest-bearing liabilities	1,281,341	9,615	1.51%	1,243,472	5,468	0.89%

Noninterest-bearing deposits	191,879			187,294

Other non interest bearing liabilities	14,816			17,348

Total liabilities	1,488,036			1,448,114
Total equity	168,914			152,313

Total liabilities and equity	$1,656,950			$1,600,427

Tax-equivalent net interest income		$24,133			$25,060

Net interest-earning assets(2)	$253,299			$233,544

Average interest-earning assets to interest-bearing liabilities	119.77%			118.78%

Tax-equivalent net interest rate spread(3)			2.92%			3.28%
Tax-equivalent net interest margin(4)			3.17%			3.42%

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

	For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale(1)	$1,309	$485	$1,794
Loans, tax exempt(2)	20	16	35
Investment - taxable	(32)	755	723
Investments - tax exempt(2)	440	18	458
Interest-earning deposits	(180)	355	175
Other investments, at cost	(12)	47	35

Total interest-earning assets	1,545	1,675	3,220

Interest-bearing liabilities:
Savings accounts	(1)	(1)	(2)
Time deposits	(2)	1,437	1,435
Money market accounts	199	1,482	1,681
Interest bearing transaction accounts	(9)	16	7
FHLB advances	(93)	1,122	1,029
Junior subordinated debentures	—	1	1
Other borrowings	(17)	13	(4)

Total interest-bearing liabilities	77	4,070	4,147

Change in tax-equivalent net interest income	$1,468	$(2,395)	$(927)

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses decreased to $23.7 million for the six months ended June 30, 2019, compared to $24.7 million for the same period in 2018. As indicated in the table above, the decline of $2.4 million in net interest income earned attributable to an unfavorable movement in rates was partially offset by the increase in tax-equivalent net interest income of $1.5 million attributable to an improvement in volume.

The increase in tax-equivalent net interest income of $1.5 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $54.1 million and $23.8 million, respectively, and lower FHLB advances which decreased $11.5 million for the six months ended June 30, 2019 compared to the same period in 2018. The increase in average loan and tax exempt investment balances and lower FHLB advances was partially offset by decreases of $18.7 million in interest-earning deposits and increases of $63.3 million in money market balances.

The decrease in tax-equivalent net interest income of $2.4 million related to rate was primarily the result of increased costs on time deposits, money markets, and FHLB advances. These increased costs were partially offset by increased yields on taxable loans, taxable investments, and interest-earning deposits.

Our tax-equivalent net interest rate spread decreased to 2.92% for the six months ended June 30, 2019, compared to 3.28% for the six months ended June 30, 2018, and our tax-equivalent net interest margin was 3.17% for the six months ended June 30, 2019, compared to 3.42% for the same period in 2018.

Provision for Loan Losses. We recorded a provision for loan losses for the six months ended June 30, 2019 of $0.2 million due to organic loan growth and acquired loans compared to $0.7 million for the same period in 2018. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the six month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)
Servicing income, net	$75	$133	$(58)
Mortgage banking	604	522	82
Gain on sale of SBA loans	97	290	(193)
Loss on sale of investments, net	—	(520)	520
Equity securities gains (losses)	530	(8)	538
Service charges on deposit accounts	799	836	(37)
Interchange fees, net	544	519	25
Bank owned life insurance	365	394	(29)
Legal settlement income	1,750	—	1,750
Other	506	548	(42)

Total	$5,270	$2,714	$2,556

Gains on sales of SBA loans decreased $0.2 million during the six months ended June 30, 2019 as a result of decreased volume.

There have been no sales of AFS investment securities during the six months ended June 30, 2019.

Equity securities gains increased $0.5 million for the six months ended June 30, 2019, compared to the same period in 2018, due to improvements in market valuation.

The legal settlement income in the six months ended June 30, 2019 relates to the settlement of a dispute with a former advisor related the acquisition of Chattahoochee Bank of Georgia.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(Dollars in thousands)

Compensation and employee benefits	$11,730	$11,269	$461
Net occupancy	2,204	2,214	(10)
Federal deposit insurance	283	427	(144)
Professional and advisory	584	610	(26)
Data processing	1,003	1,075	(72)
Marketing and advertising	435	444	(9)
Merger-related expenses	2,934	468	2,466
Net cost of operation of REO	30	143	(113)
Other	2,083	1,912	171

Total noninterest expenses	$21,286	$18,562	$2,724

Compensation and employee benefits increased $0.5 million, or 4.1%, for the six months ended June 30, 2019 as compared to the same period in 2018. This additional expense is related to annual raises, employee benefits, incentives and commissions.

Federal deposit insurance decreased $0.1 million for the six months ended June 30, 2019, as compared to 2018, due to an increase in premium credits based on an increase in certain regulatory ratios.

Merger-related expenses increased $2.5 million for the six months ended June 30, 2019, as compared to 2018, due to expenses related to the previously proposed merger with SmartFinancial and the currently proposed merger with BancShares.

Net cost of operation of REO decreased $0.1 million for the six months ended June 30, 2019, as compared to 2018, primarily as the result of limited REO activity.

Income Taxes. We recorded $1.4 million of income tax expense for the six months ended June 30, 2019, compared to $1.5 million for the same period in 2018. Income tax expense for the six months ending June 30, 2019 and 2018 benefitted from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 19.3% and 18.0%, respectively. The increase in the effective tax rate is primarily attributable to higher disallowed interest expense deductions and state income taxes.

We continue to have unutilized net operating losses for state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At June 30, 2019, cash and cash equivalents totaled $87.9 million. Included in this total was $28.8 million held at the FRB, $2.1 million held at the FHLB, and $40.2 million held at a correspondent bank in an interest-earning account.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this Form 10-Q. The following summarizes the most significant sources and uses of liquidity during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(22,518)	$(24,001)
Proceeds from loans originated for sale	19,374	23,554

Investing activities:
Purchases of investments	$—	$(78,053)
Maturities and principal repayments of investments	13,906	24,251
Sales of investments	—	55,174
Net increase in loans	(11,655)	(46,882)
Proceeds from settlement of BOLI policies	1,115	—

Financing activities:
Net increase in deposits	$24,150	$57,530
Net (decrease) increase in other borrowings	(4,913)	755
Proceeds from FHLB advances	155,000	195,500
Repayment of FHLB advances	(163,000)	(205,500)

At June 30, 2019, we had $28.9 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $169.4 million in unused lines of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of June 30, 2019.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window, and a revolving credit line with NexBank SSB. The following summarizes our borrowing capacity as of June 30, 2019:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB
Loan collateral capacity	$210,542
Pledgeable marketable securities	101,363
FHLB totals	311,905	$205,500	$106,405
FRB	52,454	—	48,268
Fed funds lines	15,000	—	15,000
Holding Company revolving line of credit	15,000	—	15,000
	$394,359	$205,500	$184,673

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

The Bank is subject to various regulatory capital requirements, including risk-based capital measures. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

Basel III was fully phased in on January 1, 2019. The Company and the Bank are now required to maintain a 2.5% capital conservation buffer which is designed to absorb losses during periods of economic distress. This capital conservation buffer is comprised entirely of Common Equity Tier 1 Capital and is in addition to minimum risk-weighted asset ratios.

The tables below summarize capital ratios and related information in accordance with Basel III as measured at June 30, 2019 and December 31, 2018.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Tier 1 Leverage Capital	$154,958	9.50%	$65,259	>4%	$81,574	>5%
Common Equity Tier 1 Capital	$154,958	13.15%	$82,496	>7.0%	$76,603	>6.5%
Tier 1 Risk-based Capital	$154,958	13.15%	$100,174	>8.5%	$94,281	>8%
Total Risk-based Capital	$167,252	14.19%	$123,744	>10.5%	$117,851	>10%

As of December 31, 2018:
Tier 1 Leverage Capital	$152,137	9.42%	$64,589	>4%	$80,737	>5%
Common Equity Tier 1 Capital	$152,137	12.92%	$75,046	>6.375%	$76,517	>6.5%
Tier 1 Risk-based Capital	$152,137	12.92%	$92,703	>7.875%	$94,175	>8%
Total Risk-based Capital	$164,222	13.95%	$116,247	>9.875%	$117,719	>10%

(1) - As of June 30, 2019 and December 31, 2018, includes capital conservation buffer of 2.5% and 1.875%, respectively.

The following table summarizes the required and actual consolidated capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes(1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Tier I Leverage Capital	$159,890	9.79%	$65,306	>4%
Common Equity Tier 1 Capital	$145,457	12.33%	$82,605	>7.0%
Tier I Risk-based Capital	$159,890	13.55%	$100,306	>8.5%
Total Risk Based Capital	$172,184	14.59%	$118,597	>10.5%

As of December 31, 2018:
Tier I Leverage Capital	$151,629	9.38%	$64,629	>4%
Common Equity Tier 1 Capital	$137,196	11.65%	$75,106	>6.375%
Tier I Risk-based Capital	$151,629	12.87%	$92,777	>7.875%
Total Risk Based Capital	$163,714	13.90%	$116,340	>9.875%

(1) - As of June 30, 2019 and December 31, 2018, includes capital conservation buffer of 2.5% and 1.875%, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

One of the most significant forms of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect economic value of equity (“EVE”) by changing the net present value of a bank’s future cash flows, and the cash flows themselves as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive risk can threaten a bank’s earnings, capital, liquidity and solvency. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The Board of Directors of the Bank has established an Asset-Liability Committee (“ALCO”), which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board. Our ALCO monitors and manages market risk through rate shock analyses, economic value of equity, or EVE, analyses and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

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

	June 30, 2019		December 31, 2018
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	(3.0)	(5.5)	(2.2)	(2.3)
+300	(1.8)	(2.9)	(1.4)	(1.8)
+200	(0.8)	(2.2)	(0.7)	(1.3)
+100	(0.2)	(1.4)	(0.2)	(1.5)
—	—	—	—	—
-100	(3.3)	(0.4)	(2.2)	4.8

The results from the rate shock analysis on NII are consistent with having a liability sensitive balance sheet. Having a liability sensitive balance sheet means liabilities will reprice at a faster pace than assets during the short-term horizon. The implications of a liability sensitive balance sheet will differ depending upon the change in market rates. For example, with a liability sensitive balance sheet in a declining interest rate environment, the interest rate on liabilities will decrease at a faster pace than assets. This situation generally results in an increase in NII and operating income. Conversely, with a liability sensitive balance sheet in a rising interest rate environment, the interest rate on liabilities will increase at a faster pace than assets. This situation generally results in a decrease in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 0.8% decrease in NII as of June 30, 2019 as compared to a 0.7% decrease in NII as of December 31, 2018, suggesting that there is no benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has increased from December 31, 2018 to June 30, 2019. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 2.2% decrease in EVE as of June 30, 2019 as compared to a 1.3% decrease in EVE as of December 31, 2018.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2019, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended June 30, 2019, except as described below.

Two lawsuits challenging the proposed merger with BancShares were filed on June 20, 2019. The lawsuits are captioned Karp v. Edwards et al, No. 1:19-cv-05798, filed in the United States District Court for the Southern District of New York, and Parshall v. Entegra Financial Corp. et al., No. 1:19-cv-01152, filed in the United States District Court for the District of Delaware. Both lawsuits name as defendants Entegra, its directors, BancShares, First Citizens Bank and Merger Sub and seek, among other relief, an order enjoining completion of the proposed merger.

The Karp lawsuit is an individual action alleging that all defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by failing to disclose certain facts about certain financial projections of Entegra and financial analysis performed by Entegra’s financial advisor. The complaint further alleges that Entegra’s directors violated Section 20(a) of the Exchange Act by acting as control persons.

The Parshall lawsuit is a putative class action filed on behalf of the shareholders of Entegra. The complaint alleges that Entegra and its directors violated Section 14(a) of the Exchange Act by failing to disclose certain facts about certain financial projections of Entegra, financial analysis performed by Entegra’s financial advisor, and fees received and prior services performed by Entegra’s financial advisor. The complaint further alleges that Entegra’s directors, BancShares, First Citizens Bank and Merger Sub violated Section 20(a) of the Exchange Act by acting as control persons.

On July 25, 2019, Entegra filed with the SEC a Form 8-K and supplemental proxy materials providing information that mooted the Karp and Parshall plaintiffs’ claims. Entegra did so without agreeing with plaintiffs that any such disclosure was material (and specifically denying such materiality).  Counsel to the Karp and Parshall plaintiffs have dismissed such actions and agreed not to seek injunctive relief against the proposed merger with BancShares. Entegra understands that such counsel may seek attorneys’ fees and expenses from it to compensate such counsel for the benefits allegedly provided to Entegra’s shareholders. Entegra denies that any such benefit was so provided. Entegra cannot predict what amount plaintiffs’ counsel will seek and/or whether any court will award any fees in connection with either lawsuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2018 Form 10-K as filed with the SEC on March 14, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 23, 2019, by and among Entegra Financial Corp., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company and FC Merger Subsidiary VII, Inc. *

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
75

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2019
Entegra Financial Corp.

	By:	/s/ David A. Bright
Name: David A. Bright
Title: Chief Financial Officer
(Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 23, 2019, by and among Entegra Financial Corp., First Citizens BancShares, Inc., First-Citizens Bank & Trust Company and FC Merger Subsidiary VII, Inc. *

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

*	The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
77