Form 10-Q
period 2019-09-30
Entegra Financial Corp.
filed 2019-11-08
CIK 1522327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 4, 2019, there were 6,927,523 shares of the issuer’s common stock (no par value) issued and outstanding.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$17,662	$15,409
Interest-earning deposits	126,534	53,710
Cash and cash equivalents	144,196	69,119

Investments - equity securities	6,947	6,178
Investments - available for sale	349,327	359,738
Other investments, at cost	11,652	12,039
Loans held for sale (includes $5,221 and $2,431 at fair value)	11,142	7,570
Loans receivable, net	1,076,581	1,076,069
Allowance for loan losses	(12,309)	(11,985)
Fixed assets, net	25,430	26,385
Real estate owned	3,088	2,493
Accrued interest receivable	6,163	6,443
Bank owned life insurance	32,461	32,886
Small Business Investment Company holdings, at cost	4,993	3,839
Net deferred tax asset	2,871	7,551
Loan servicing rights	2,520	2,837
Goodwill	23,903	23,903
Core deposit intangible	3,059	3,577
Other assets	11,999	7,799

Total assets	$1,704,023	$1,636,441

Liabilities and Shareholders’ Equity

Liabilities:
Core deposits	$905,965	$795,261
Retail certificates of deposit	303,601	349,971
Wholesale deposits	70,379	76,008
Federal Home Loan Bank advances	205,500	213,500
Junior subordinated notes	14,433	14,433
Other borrowings	4,463	9,299
Post employment benefits	9,205	9,305
Accrued interest payable	1,730	1,647
Other liabilities	5,771	4,145
Total liabilities	1,521,047	1,473,569

Commitments and contingencies (Note 12)

Shareholders’ Equity:

Preferred stock - no par value, 10,000,000 shares authorized; none issued and outstanding	—	—

Common stock - no par value, 50,000,000 shares authorized; 6,925,283 and 6,917,703 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock held by Rabbi Trust, at cost; 17,672 shares at September 30, 2019 and December 31, 2018	(379)	(379)
Additional paid in capital	74,816	74,051
Retained earnings	102,600	92,624
Accumulated other comprehensive gain (loss)	5,939	(3,424)
Total shareholders’ equity	182,976	162,872

Total liabilities and shareholders’ equity	$1,704,023	$1,636,441

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$13,444	$12,621	$39,598	$36,981
Interest on tax exempt loans	102	106	314	290
Taxable securities	1,945	1,827	6,014	5,173
Tax-exempt securities	760	695	2,279	1,852
Interest-earning deposits	564	528	1,520	1,309
Other	181	201	559	544
Total interest and dividend income	16,996	15,978	50,284	46,149

Interest expense:
Deposits	3,633	2,331	9,963	5,540
Federal Home Loan Bank advances	1,315	1,091	4,094	2,841
Junior subordinated notes	142	141	423	421
Other borrowings	52	123	277	352
Total interest expense	5,142	3,686	14,757	9,154

Net interest income	11,854	12,292	35,527	36,995

Provision for loan losses	—	336	246	1,054
Net interest income after provision for loan losses	11,854	11,956	35,281	35,941

Noninterest income:
Servicing income, net	51	180	126	313
Mortgage banking	475	233	1,079	755
Gain on sale of SBA loans	290	257	387	547
Loss on sale of investments	—	—	—	(520)
Equity securities (losses) gains	(30)	191	500	183
Service charges on deposit accounts	406	406	1,205	1,242
Interchange fees, net	305	276	849	795
Bank owned life insurance	189	195	554	589
Legal settlement	—	—	1,750	—
Other	372	227	878	775
Total noninterest income	2,058	1,965	7,328	4,679

Noninterest expenses:
Compensation and employee benefits	5,802	5,882	17,532	17,151
Net occupancy	1,052	1,128	3,256	3,342
Federal deposit insurance	(3)	191	280	618
Professional and advisory	179	413	763	1,023
Data processing	526	532	1,529	1,607
Marketing and advertising	159	227	594	671
Merger-related expenses	295	96	3,229	564
Net cost of operation of real estate owned	46	59	76	202
Other	861	1,013	2,944	2,925
Total noninterest expenses	8,917	9,541	30,203	28,103

Income before taxes	4,995	4,380	12,406	12,517

Income tax expense	998	857	2,430	2,325

Net income	$3,997	$3,523	$9,976	$10,192

Earnings per common share:
Basic	$0.58	$0.51	$1.44	$1.48
Diluted	$0.56	$0.50	$1.42	$1.45

Weighted average common shares outstanding:
Basic	6,923,114	6,891,672	6,920,880	6,889,130
Diluted	7,089,850	7,031,150	7,029,164	7,023,174

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$3,997	$3,523	$9,976	$10,192

Other comprehensive income (loss):
Change in unrealized holding gains and losses on securities available for sale	2,455	(2,318)	12,889	(8,181)
Reclassification adjustment for securities losses realized in net income	—	—	—	947
Change in unrealized holding gains and losses on cash flow hedge	(85)	93	(531)	303
Reclassification adjustment for cash flow hedge effectiveness	(49)	(149)	(172)	(347)
Other comprehensive income (loss), before tax	2,321	(2,374)	12,186	(7,278)
Income tax effect related to items of other comprehensive income (loss)	(532)	538	(2,823)	1,635
Other comprehensive income (loss), after tax	1,789	(1,836)	9,363	(5,643)

Comprehensive income	$5,786	$1,687	$19,339	$4,549

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock held by Rabbi Trust	Total
	Shares	Amount
Balance at December 31, 2018	6,917,703	$—	$74,051	$92,624	$(3,424)	$(379)	$162,872
Net income	—	—	—	3,815	—	—	3,815
Other comprehensive income, net of tax	—	—	—	—	3,969	—	3,969
Stock compensation expense	—	—	290	—	—	—	290
Vesting of restricted stock units, net of 931 shares surrendered	1,509	—	(21)	—	—	—	(21)
Balance at March 31, 2019	6,919,212	—	74,320	96,439	545	(379)	170,925
Net income	—	—	—	2,164	—	—	2,164
Other comprehensive income, net of tax	—	—	—	—	3,605	—	3,605
Stock compensation expense	—	—	290	—	—	—	290
Stock options exercised, net of 342 surrendered	553	—	(10)	—	—	—	(10)
Vesting of restricted stock units, net of 801 shares surrendered	2,799	—	(24)	—	—	—	(24)
Balance at June 30, 2019	6,922,564	—	74,576	98,603	4,150	(379)	176,950
Net income	—	—	—	3,997	—	—	3,997
Other comprehensive income, net of tax	—	—	—	—	1,789	—	1,789
Stock compensation expense	—	—	290	—	—	—	290
Vesting of restricted stock units, net of 1,681 shares surrendered	2,719	—	(50)	—	—	—	(50)
Balance at September 30, 2019	6,925,283	$—	$74,816	$102,600	$5,939	$(379)	$182,976

Balance at December 31, 2017	6,879,191	$—	$72,997	$78,718	$(23)	$(379)	$151,313
Net income	—	—	—	3,582	—	—	3,582
Other comprehensive loss, net of tax	—	—	—	—	(3,382)	—	(3,382)
Stock compensation expense	—	—	257	—	—	—	257
Stock options exercised	8,081	—	117	—	—	—	117
Vesting of restricted stock units, net of 397 shares surrendered	1,143	—	(11)	—	—	—	(11)
Cumulative effect of change in accounting principle	—	—	—	(9)	9	—	—
Balance at March 31, 2018	6,888,415	—	73,360	82,291	(3,396)	(379)	151,876
Net income	—	—	—	3,087	—	—	3,087
Other comprehensive loss, net of tax	—	—	—	—	(425)	—	(425)
Stock compensation expense	—	—	258	—	—	—	258
Vesting of restricted stock units, net of 343 shares surrendered	3,257	—	(10)	—	—	—	(10)
Balance at June 30, 2018	6,891,672	—	73,608	85,378	(3,821)	(379)	154,786
Net income	—	—	—	3,523	—	—	3,523
Other comprehensive loss, net of tax	—	—	—	—	(1,836)	—	(1,836)
Stock compensation expense	—	—	257	—	—	—	257
Balance at September 30, 2018	6,891,672	$—	$73,865	$88,901	$(5,657)	$(379)	$156,730

The accompanying notes are an integral part of the consolidated financial statements.

ENTEGRA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$9,976	$10,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	944	(255)
Investment amortization, net	2,448	2,672
Equity securities income	(500)	(183)
Provision for loan losses	246	1,054
Provision for real estate owned	35	83
Share-based compensation expense	870	772
Deferred tax expense	1,815	1,796
Loss on sales of investments	—	520
Income on bank owned life insurance, net	(554)	(589)
Mortgage banking income, net	(1,079)	(755)
Gain on sales of SBA loans	(387)	(547)
Gain on sale of fixed assets	(10)	—
Gain on sale of other investment	(113)	—
Net realized gain on sale of real estate owned	(50)	(16)
Loans originated for sale	(35,059)	(36,982)
Proceeds from sale of loans originated for sale	31,242	38,159
Net change in operating assets and liabilities:
Accrued interest receivable	280	(753)
Loan servicing rights	317	(15)
Other assets	(3,168)	(3,381)
Postemployment benefits	(100)	(287)
Accrued interest payable	83	423
Other liabilities	1,180	(4,233)
Net cash provided by operating activities	8,416	7,675

Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	—	(107,204)
Maturities/calls and principal repayments	20,852	32,832
Sales	—	54,174
Proceeds from sale of Visa Class B restricted shares	—	427
Net increase in loans	(847)	(62,647)
Proceeds from sale of real estate owned	272	410
Proceeds from settlement of BOLI policies	1,115	—
Proceeds from sale of fixed assets	100	—
Purchase of fixed assets	(107)	(3,551)
Purchase of Small Business Investment Company holdings, at cost	(1,154)	(118)
Proceeds from sale of other investment	122	—
Purchase of other investments, at cost	—	(78)
Redemption of other investments, at cost	387	425
Net cash provided by (used in) investing activities	20,740	(85,330)
Cash flows from financing activities:
Net increase in deposits	56,705	92,614
Net increase in escrow deposits	2,157	1,970
Net (decrease) increase in other borrowings	(4,836)	773
Proceeds from FHLB advances	195,000	255,500
Repayment of FHLB advances	(203,000)	(265,500)
Cash (paid for) received upon exercise of stock options	(10)	117
Cash paid for shares surrendered upon vesting of restricted stock	(95)	(21)
Net cash provided by financing activities	45,921	85,453

Increase in cash and cash equivalents	75,077	7,798

Cash and cash equivalents, beginning of period	69,119	109,467

Cash and cash equivalents, end of period	$144,196	$117,265

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$14,831	$9,460
Income taxes	804	4,070

Noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$1,061	$1,502
Loans originated for the disposition of real estate owned	209	774
Loan sales/investments to be settled	1,710	2,169
Reclassification for adoption of Accounting Standards Update 2016-01	—	617

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

In September 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company has formed a cross-functional committee to provide corporate governance over the implementation of this update, has evaluated data sources and made process updates to capture additional relevant data, has identified a service provider to perform the calculation, and continues to attend seminars and forums specific to this update. The Company also engaged the service provider to assist with the implementation of the standard. The preliminary measurement of life of loan credit losses was completed in the first quarter of 2019 using December 31, 2018 data. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2. INVESTMENT SECURITIES

The following table presents the holdings of our equity securities as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)

Mutual funds	$6,947	$6,178

Equity securities with a fair value of $6.3 million as of September 30, 2019 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of September 30, 2019 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. There were losses of $30 thousand on equity securities and gains of $0.5 million for the three and nine months ended September 30, 2019, respectively. There were gains on equity securities of $0.2 million for both the three and nine months ended September 30, 2018.

The amortized cost and estimated fair values of available-for-sale (“AFS”) investment securities as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$33,423	$184	$(349)	$33,258
Municipal Securities	113,789	6,367	—	120,156
Mortgage-backed Securities - Guaranteed	73,818	783	(767)	73,834
Collateralized Mortgage Obligations - Guaranteed	21,428	382	(36)	21,774
Collateralized Mortgage Obligations - Non Guaranteed	63,647	1,642	(25)	65,264
Collateralized Loan Obligations	15,511	—	(290)	15,221
Corporate bonds	19,412	437	(29)	19,820
	$341,028	$9,795	$(1,496)	$349,327
10

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury & Government Agencies	$34,068	$74	$(152)	$33,990
Municipal Securities	115,860	209	(1,667)	114,402
Mortgage-backed Securities - Guaranteed	86,664	98	(1,578)	85,184
Collateralized Mortgage Obligation - Guaranteed	22,492	47	(650)	21,889
Collateralized Mortgage Obligation - Non Guaranteed	69,774	125	(728)	69,171
Collateralized Loan Obligations	15,534	1	(458)	15,077
Corporate bonds	19,936	232	(143)	20,025
	$364,328	$786	$(5,376)	$359,738

Information pertaining to the fair value of AFS investment securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2019
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$19,818	$226	$6,912	$123	$26,730	$349
Mortgage-backed Securities - Guaranteed	901	6	37,332	761	38,233	767
Collateralized Mortgage Obligations - Guaranteed	1,799	8	1,797	28	3,596	36
Collateralized Mortgage Obligations - Non Guaranteed	3,003	12	2,748	13	5,751	25
Collateralized Loan Obligations	5,984	30	9,237	260	15,221	290
Corporate Bonds	—	—	1,032	29	1,032	29
	$31,505	$282	$59,058	$1,214	$90,563	$1,496

	December 31, 2018
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury & Government Agencies	$23,423	$152	$—	$—	$23,423	$152
Municipal Securities	33,028	421	56,153	1,246	89,181	1,667
Mortgage-backed Securities - Guaranteed	27,692	370	45,619	1,208	73,311	1,578
Collateralized Mortgage Obligations - Guaranteed	2,042	19	15,294	631	17,336	650
Collateralized Mortgage Obligations - Non Guaranteed	22,383	185	30,471	543	52,854	728
Collateralized loan obligations	11,618	404	1,449	54	13,067	458
Corporate bonds	2,492	45	3,345	98	5,837	143
	$122,678	$1,596	$152,331	$3,780	$275,009	$5,376
11

Information pertaining to the number of securities with unrealized losses is detailed in the table below. The Company believes all unrealized losses as of September 30, 2019 and December 31, 2018 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	September 30, 2019
	Less Than 12 Months	More Than 12 Months	Total
Available-for-Sale:
U.S. Treasury & Government Agencies	13	5	18
Mortgage-backed Securities - Guaranteed	1	39	40
Collateralized Mortgage Obligations - Guaranteed	1	1	2
Collateralized Mortgage Obligations - Non Guaranteed	2	5	7
Collateralized loan obligation	3	5	8
Corporate bonds	—	1	1
	20	56	76

	December 31, 2018
	Less Than 12 Months	More Than 12 Months	Total
Available-for-Sale:
U.S. Treasury & Government Agencies	14	—	14
Municipal Securities	31	52	83
Mortgage-backed Securities - Guaranteed	21	43	64
Collateralized Mortgage Obligations - Guaranteed	1	8	9
Collateralized Mortgage Obligations - Non Guaranteed	12	22	34
Collateralized loan obligation	6	1	7
Corporate bonds	3	4	7
	88	130	218

The Company received proceeds from sales of investment securities classified as AFS and corresponding gross realized gains and losses as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

AFS
Gross proceeds	$—	$54,174
Gross realized gains	—	77
Gross realized losses	—	1,024

Visa Class B Restricted Shares
Gross proceeds	—	427
Gross realized gains	—	427
Gross realized losses	—	—

Total
Gross proceeds	$—	$54,601
Gross realized gains	—	504
Gross realized losses	—	1,024

There were no investment security sales for the three or nine months ended September 30, 2019.

The Company had securities pledged against deposits and borrowings of approximately $160.7 million and $155.8 million at September 30, 2019 and December 31, 2018, respectively.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2019, by contractual maturity, is shown below. Mortgage-backed securities have not been scheduled because expected maturities will differ from contractual maturities when borrowers have the right to prepay the obligations.

12

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)

Less than 1 year	$1,990	$1,996
Over 1 year through 5 years	6,952	6,107
After 5 years through 10 years	31,457	33,331
Over 10 years	141,736	147,021
	182,135	188,455
Mortgage-backed securities	158,893	160,872

Total	$341,028	$349,327

NOTE 3. LOANS RECEIVABLE

Loans receivable as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)

Real estate mortgage loans:
One-to-four family residential	$336,098	$325,560
Commercial real estate	482,831	498,106
Home equity loans and lines of credit	45,822	48,679
Residential construction	57,687	39,533
Other construction and land	101,988	104,645
Total real estate loans	1,024,426	1,016,523

Commercial and industrial	45,652	54,410
Consumer	6,989	6,842
Total commercial and consumer	52,641	61,252

Loans receivable, gross	1,077,067	1,077,775

Less: Net deferred loan fees	(1,030)	(1,000)
Acquired loans fair value discount	(697)	(1,048)
Hedged loans basis adjustment (See Note 8)	1,088	245
Unamortized premium	232	333
Unamortized discount	(79)	(236)

Loans receivable, net of deferred fees	$1,076,581	$1,076,069

The Bank had $279.9 million and $256.1 million of loans pledged as collateral to secure funding availability with the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2019 and December 31, 2018, respectively. The Bank also had $124.0 million and $114.4 million of loans pledged as collateral to secure funding availability with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2019 and December 31, 2018, respectively.

13

Included in loans receivable and other borrowings at September 30, 2019 are $4.5 million in participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

The following tables present the activity related to the discount on individually purchased loans for the three and nine month periods ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018

Discount on purchased loans, beginning of period	$180	$399	$236	$710
Accretion	(101)	(67)	(157)	(378)
Discount on purchased loans, end of period	$79	$332	$79	$332

 The following table presents the activity related to the fair value discount on loans from business combinations for the three and nine month periods ended September 30, 2019 and 2018:

	For the Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018

Fair value discount, beginning of period	$789	$1,395	$1,048	$2,012
Accretion	(92)	(193)	(351)	(810)
Fair value discount, end of period	$697	$1,202	$697	$1,202
14

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The following tables present, by portfolio segment, the changes in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30, 2019
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,979	$5,264	$521	$567	$1,143	$596	$124	$12,194
Provision	(123)	(118)	18	86	89	120	(72)	—
Charge-offs	—	(1)	(49)	—	—	—	(12)	(62)
Recoveries	85	3	25	—	8	18	38	177
Ending balance	$3,941	$5,148	$515	$653	$1,240	$734	$78	$12,309

	Three Months Ended September 30, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,772	$4,902	$552	$453	$1,146	$633	$67	$11,525
Provision	33	141	209	12	42	26	(127)	336
Charge-offs	(6)	—	(219)	—	—	(45)	(17)	(287)
Recoveries	1	—	—	1	16	2	152	172
Ending balance	$3,800	$5,043	$542	$466	$1,204	$616	$75	$11,746
15

	Nine Months Ended September 30, 2019
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$3,909	$5,130	$560	$452	$1,250	$608	$76	$11,985
Provision	(69)	52	62	201	(32)	161	(129)	246
Charge-offs	(4)	(93)	(258)	—	(1)	(59)	(105)	(520)
Recoveries	105	59	151	—	23	24	236	598
Ending balance	$3,941	$5,148	$515	$653	$1,240	$734	$78	$12,309

	Nine Months Ended September 30, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

Beginning balance	$4,018	$4,364	$616	$303	$1,025	$503	$58	$10,887
Provision	(117)	711	162	162	136	182	(182)	1,054
Charge-offs	(116)	(35)	(260)	—	—	(79)	(75)	(565)
Recoveries	15	3	24	1	43	10	274	370
Ending balance	$3,800	$5,043	$542	$466	$1,204	$616	$75	$11,746

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the net investment in loans for the periods indicated:

	September 30, 2019
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$39	$41	$—	$—	$44	$226	$—	$350
Collectively evaluated for impairment	3,902	5,107	515	653	1,196	508	78	11,959
	$3,941	$5,148	$515	$653	$1,240	$734	$78	$12,309

Loans Receivable
Individually evaluated for impairment	$1,976	$3,489	$283	$—	$1,270	$1,170	$—	$8,188
Collectively evaluated for impairment	334,715	478,013	45,708	57,629	100,501	44,738	7,089	1,068,393
	$336,691	$481,502	$45,991	$57,629	$101,771	$45,908	$7,089	$1,076,581
16

	December 31, 2018
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses
Individually evaluated for impairment	$79	$27	$—	$—	$54	$7	$—	$167
Collectively evaluated for impairment	3,830	5,103	560	452	1,196	601	76	11,818
	$3,909	$5,130	$560	$452	$1,250	$608	$76	$11,985

Loans Receivable
Individually evaluated for impairment	$2,900	$6,019	$313	$—	$1,377	$276	$—	$10,885
Collectively evaluated for impairment	322,255	490,530	48,512	39,488	103,087	54,367	6,945	1,065,184
	$325,155	$496,549	$48,825	$39,488	$104,464	$54,643	$6,945	$1,076,069

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

The following tables present the recorded investment in gross loans by loan grade as of the dates indicated:

September 30, 2019

Loan Grade	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$2,778	$9,441	$—	$200	$715	$713	$116	$13,963
2	—	10,253	—	—	—	925	—	11,178
3	30,315	85,865	4,773	10,758	20,902	13,019	16	165,648
4	136,075	278,495	3,546	28,060	54,123	18,525	411	519,235
5	24,948	83,575	687	3,619	15,208	10,908	4	138,949
6	375	8,541	—	1	1,239	478	—	10,634
7	624	4,668	—	—	182	1,292	—	6,766
	195,115	480,838	9,006	42,638	92,369	45,860	547	866,373

Ungraded Loan Exposure:

Performing	140,800	664	36,916	14,991	9,351	48	6,541	209,311
Nonperforming	776	—	69	—	51	—	1	897
Subtotal	141,576	664	36,985	14,991	9,402	48	6,542	210,208

Total	$336,691	$481,502	$45,991	$57,629	$101,771	$45,908	$7,089	$1,076,581

December 31, 2018

Loan Grade	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
	(Dollars in thousands)

1	$—	$7,569	$—	$—	$—	$1,264	$7	$8,840
2	—	7,860	—	—	—	20	—	7,880
3	31,623	87,756	5,212	9,365	12,111	15,685	264	162,016
4	121,688	280,630	4,014	18,358	61,646	22,374	245	508,955
5	24,738	88,698	615	3,404	17,630	12,307	5	147,397
6	321	7,867	—	1	1,303	495	—	9,987
7	674	5,725	—	—	376	487	—	7,262
	179,044	486,105	9,841	31,128	93,066	52,632	521	852,337

Ungraded Loan Exposure:

Performing	145,470	10,420	38,806	8,360	11,334	2,011	6,424	222,825
Nonperforming	641	24	178	—	64	—	—	907
Subtotal	146,111	10,444	38,984	8,360	11,398	2,011	6,424	223,732

Total	$325,155	$496,549	$48,825	$39,488	$104,464	$54,643	$6,945	$1,076,069

Delinquency Analysis of Loans by Class

The following tables include an aging analysis of the recorded investment of past-due financing receivables by class. The Company does not accrue interest on loans greater than 90 days past due.

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$3,440	$404	$652	$4,496	$332,195	$336,691
Commercial real estate	773	2,909	587	4,269	477,233	481,502
Home equity and lines of credit	264	—	69	333	45,658	45,991
Residential construction	—	—	1	1	57,628	57,629
Other construction and land	175	16	198	389	101,382	101,771
Commercial	15	6	969	990	44,918	45,908
Consumer	70	—	1	71	7,018	7,089
Total	$4,737	$3,335	$2,477	$10,549	$1,066,032	$1,076,581

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)

One-to-four family residential	$3,562	$1,317	$84	$4,963	$320,192	$325,155
Commercial real estate	2,615	—	1,782	4,397	492,152	496,549
Home equity and lines of credit	400	457	73	930	47,895	48,825
Residential construction	—	—	1	1	39,487	39,488
Other construction and land	613	32	64	709	103,755	104,464
Commercial	307	25	121	453	54,190	54,643
Consumer	27	4	—	31	6,914	6,945
Total	$7,524	$1,835	$2,125	$11,484	$1,064,585	$1,076,069
20

Impaired Loans

The following table presents investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
	(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$1,440	$1,593	$—	$845	$923	$—
Commercial real estate	1,896	4,279	—	3,835	6,207	—
Home equity and lines of credit	283	283	—	283	283	—
Other construction and land	537	676	—	365	366	—
	$4,156	$6,831	$—	$5,328	$7,779	$—

Loans with a valuation allowance
One-to-four family residential	$536	$536	$39	$2,055	$2,055	$79
Commercial real estate	1,593	1,593	41	2,184	2,184	27
Home equity and lines of credit	—	—	—	30	30	—
Other construction and land	733	733	44	1,012	1,012	54
Commercial	1,170	1,170	226	276	276	7
	$4,032	$4,032	$350	$5,557	$5,557	$167

Total
One-to-four family residential	$1,976	$2,129	$39	$2,900	$2,978	$79
Commercial real estate	3,489	5,872	41	6,019	8,391	27
Home equity and lines of credit	283	283	—	313	313	—
Other construction and land	1,270	1,409	44	1,377	1,378	54
Commercial	1,170	1,170	226	276	276	7
	$8,188	$10,863	$350	$10,885	$13,336	$167

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Dollars in thousands)				(Dollars in thousands)
Loans without a valuation allowance
One-to-four family residential	$1,597	$20	$2,247	$23	$1,607	$62	$2,264	$69
Commercial real estate	4,280	20	4,790	32	4,286	62	5,920	97
Home equity and lines of credit	283	4	428	4	283	13	428	13
Other construction and land	677	6	692	6	681	18	695	16
	$6,837	$50	$8,157	$65	$6,857	$155	$9,307	$195

Loans with a valuation allowance
One-to-four family residential	$540	$8	$825	$11	$545	$24	$831	$32
Commercial real estate	1,598	22	2,172	22	1,610	66	2,184	68
Other construction and land	762	11	842	11	796	34	854	34
Commercial	1,158	5	281	5	1,166	16	285	17
	$4,058	$46	$4,120	$49	$4,117	$140	$4,154	$151

Total
One-to-four family residential	$2,137	$28	$3,072	$34	$2,152	$86	$3,095	$101
Commercial real estate	5,878	42	6,962	54	5,896	128	8,104	165
Home equity and lines of credit	283	4	428	4	283	13	428	13
Other construction and land	1,439	17	1,534	17	1,477	52	1,549	50
Commercial	1,158	5	281	5	1,166	16	285	17
	$10,895	$96	$12,277	$114	$10,974	$295	$13,461	$346

Nonperforming Loans

The following table summarizes the balances of non-performing loans as of September 30, 2019 and December 31, 2018. Certain loans classified as troubled debt restructurings (“TDRs”) and impaired loans may be on non-accrual status even though they are not contractually delinquent.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)

One-to-four family residential	$1,132	$1,037
Commercial real estate	1,859	3,266
Home equity loans and lines of credit	69	178
Residential construction	1	—
Other construction and land	233	256
Commercial	975	120
Consumer	1	—
Non-performing loans	$4,270	$4,857
22

TDRs

The following tables summarize TDR loans as of the dates indicated:

	September 30, 2019
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$1,617	$—	$1,617
Commercial real estate	2,332	1,152	3,484
Home equity and lines of credit	283	—	283
Other construction and land	1,087	182	1,269
Commercial	263	—	263

	$5,582	$1,334	$6,916

	December 31, 2018
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
	(Dollars in thousands)

One-to-four family residential	$2,154	$361	$2,515
Commercial real estate	3,690	1,462	5,152
Home equity and lines of credit	283	30	313
Other construction and land	1,185	192	1,377
Commercial	276	—	276

	$7,588	$2,045	$9,633

Loan modifications that were deemed TDRs at the time of the modification during the periods presented are summarized in the table below:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms
Commercial real estate	—	$—	1	$206

There were no loan modifications that were deemed TDRs at the time of the modification during the three or nine month periods ended September 30, 2019.

There were no TDRs that defaulted during the three month and nine month periods ending September 30, 2019 and 2018 and which were modified as TDRs within the previous 12 months.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

The Company had $23.9 million of goodwill as of September 30, 2019 and December 31, 2018.

The Company had $3.1 million and $3.6 million of core deposit intangibles as of September 30, 2019 and December 31, 2018, respectively. The following is a summary of gross carrying amounts and accumulated amortization of core deposit intangibles:

	As of and for the Nine Months Ending	As of and for the Year Ending
	September 30,	December 31,
	2019	2018
	Dollars in thousands
Gross balance at beginning of period	$4,840	$4,840
Additions from acquisitions	—	—
Gross balance at end of period	4,840	4,840
Less accumulated amortization	(1,781)	(1,263)
Core deposit intangible, net	$3,059	$3,577

Core deposit intangibles are amortized using the straight-line method over their estimated useful lives of seven years. Estimated amortization expense for core deposit intangibles is $0.7 million for 2019 and each of the next three years, $0.6 million in the fifth year, and $0.3 million in the final year.

NOTE 6. DEPOSITS

The following table summarizes deposit balances and interest expense by type of deposit as of and for the nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018:

	As of and for the				As of and for the Year Ended
	Nine Months Ended September 30,				December 31,
	2019		2018		2018
(Dollars in thousands)	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$211,356	$—	$199,224	$—	$184,404	$—
Interest-bearing demand	186,201	273	206,967	282	209,085	374
Money Market	463,289	4,185	372,428	1,687	356,086	2,637
Savings	45,119	41	52,874	44	50,716	59
Time Deposits	373,980	5,464	424,539	3,527	420,949	5,048
	$1,279,945	$9,963	$1,256,032	$5,540	$1,221,240	$8,118

The following table indicates wholesale deposits included in the money market and time deposits amounts above:

	September 30,		December 31,
(Dollars in thousands)	2019	2018	2018
Wholesale money market	$—	$49,595	$5,030
Wholesale time deposits	70,379	71,880	70,978
	$70,379	$121,475	$76,008
24

NOTE 7. BORROWINGS

The scheduled maturities and respective weighted average rates of outstanding FHLB advances are as follows for the dates indicated (dollars in thousands):

	September 30, 2019		December 31, 2018
Year of Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
2019	$50,500	2.53%	$168,500	2.52%
2020	150,000	2.34%	45,000	2.80%
2024	5,000	2.81%	—	—
	$205,500	2.40%	$213,500	2.58%

The Company has a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. The Company had no balance outstanding on the revolving credit loan facility as of September 30, 2019 and had drawn $5.0 million as of December 31, 2018.

The Company also had other borrowings of $4.5 million and $4.3 million at September 30, 2019 and December 31, 2018, respectively, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on these other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

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

The Company’s agreements with its interest rate swap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions, that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At September 30, 2019, the Company had two derivatives in a total net liability position of $1.8 million under these agreements and recognized the right to reclaim cash collateral of $1.8 million which was included in the consolidated balance sheets in “Other assets.” The Company had one derivative in a net liability position of $0.2 million at December 31, 2018.

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

	Derivative Assets (1)		Derivative Liabilities (1)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	$97	$354	$1,760	$462
Total	$97	$354	$1,760	$462

Derivatives not designated as hedging instruments:
Mortgage derivatives	$79	$34	$16	$22
Total	$79	$34	$16	$22

(1) All derivative assets are located in “Other assets” on the consolidated balance sheets and all derivative liabilities are located in “Other liabilities” on the consolidated balance sheets.

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income:

Derivatives Designated as Hedging Instruments

	Three months ended September 30,
	2019		2018
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$16,996	$5,142	$15,978	$3,686

Amounts related to fair value hedging relationships
Interest rate swaps:
Hedged items	120	—	(182)	—
Derivatives designated as hedging instruments	(148)	—	187	—

Amounts related to cash flow hedging relationships
Interest rate swaps:
Amount reclassified from accumulated other comprehensive income into income	—	(49)	—	(149)

	Nine months ended September 30,
	2019		2018
(dollars in thousands)	Interest income	Interest expense	Interest income	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of income	$50,284	$14,757	$46,149	$9,154

Amounts related to fair value hedging relationships
Interest rate swaps:
Hedged items	843	—	(263)	—
Derivatives designated as hedging instruments	(893)	—	261	—

Amounts related to cash flow hedging relationships
Interest rate swaps:
Amount reclassified from accumulated other comprehensive loss into income	—	(172)	—	(347)

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

As of September 30, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

(dollars in thousands)	Carrying amount of the hedged assets	Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the balance sheet in which the hedged item is included	September 30, 2019	September 30, 2019
Loans receivable (1)	$90,639	$1,088

(1) These amounts include the amortized cost basis of the closed portfolio used to designate the hedging relationship in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2019, the amortized cost basis of the closed portfolio used in the the hedging relationship was $90.6 million, the cumulative basis adjustment associated with the hedging relationship was $1.1 million, and the amount of the designated hedged items was $25.0 million.

Cash Flow Hedges

Interest rate swap contracts, designated as cash flow hedges, involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments without exchange of the underlying notional amounts. The forward starting interest rate swap begins exchanging cash flows in 2020 when the current interest rate swap agreement expires.

The structure of the swap agreements designated as cash flow hedges is described in the table below (dollars in thousands):

Underlyings	Designation	Notional	Payment Provision	Life of Swap Contract
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 0.958%/Receive 3 month LIBOR	4 yrs
Junior Subordinated Debt	Cash Flow Hedge	$14,000	Pay 3.02%/Receive 3 month LIBOR	3 yrs

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		As of and for the		As of and for the		As of and for the
		Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Interest rate swaps	Location	2019	2018	2019	2018	2018
Amounts recognized in AOCI on derivatives	OCI	$(85)	$93	$(531)	$303	$2
Amounts reclassified from AOCI into income	Interest expense	(49)	(149)	(172)	(347)	(431)
Amounts recognized in consolidated statement of comprehensive income		$(134)	$(56)	$(703)	$(44)	$(429)

Derivatives Not Designated as Hedging Instruments

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are described above. At September 30, 2019 and December 31, 2018, the Company had the following IRLCs and forward commitments for the future delivery of residential mortgage loans.

	As of September 30,	As of December 31,
(Dollars in thousands)	2019	2018
Mortgage derivatives
Interest rate lock commitments	$8,003	$1,627
Forward sales commitment	12,750	3,500

The table below presents the effect of the Company’s derivatives not designated as hedging instruments for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
Interest rate products	Location	2019	2018	2019	2018
		(Dollars in thousands)
Amount of gain (loss) recognized in income on forward commitments	Noninterest income	$(29)	$12	$(124)	$(33)
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	(15)	(46)	30	(17)
Amount of loss recognized in income on derivatives not designated as hedging instruments		$(44)	$(34)	$(94)	$(50)
29

NOTE 9. INCOME TAXES

The components of net deferred taxes as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,817	$2,703
Deferred compensation and post-employment benefits	1,820	1,854
Non-accrual interest	259	245
Valuation reserve for other real estate	253	191
North Carolina NOL carryover	91	293
Federal NOL carryover	—	1,231
AMT credit carryover	—	316
General federal business credit carryover	310	691
Unrealized losses on securities	344	1,061
Loan basis differences	42	50
Fixed assets	144	123
Core deposit intangible	186	129
Derivative instruments	121	—
Other	1,542	1,207
Total deferred tax assets	7,929	10,094

Deferred tax liabilities:
Loan servicing rights	579	653
Goodwill	754	495
Core deposit intangible	61	74
Deferred loan costs	1,018	1,001
Prepaid expenses	14	14
Unrealized gains on securities	2,448	105
Derivative instruments	14	29
Investment in partnerships	170	155
Other	—	17
Total deferred tax liabilities	5,058	2,543

Net deferred tax asset	$2,871	$7,551

The following table summarizes the amount and expiration dates of the Company’s unused net operating losses as of September 30, 2019:

(Dollars in thousands)	Amount	Expiration Dates
North Carolina	$6,311	2026-2029
Federal General Business Credit Carryforwards	$310	2038
30

NOTE 10. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income	$3,997	$3,523	$9,976	$10,192
Denominator:
Weighted-average common shares outstanding - basic	6,923,114	6,891,672	6,920,880	6,889,130
Effect of dilutive securities:
Stock options	121,076	90,580	75,283	92,465
Restricted stock units	45,660	48,898	33,001	42,119
Weighted-average common shares outstanding - diluted	7,089,850	7,031,150	7,029,164	7,023,714

Earnings per share - basic	$0.58	$0.51	$1.44	$1.48
Earnings per share - diluted	$0.56	$0.50	$1.42	$1.45

The following table presents stock options that are not deemed dilutive in calculating diluted earnings per share for the respective periods in the table above:

	Average Stock Price				Anti-dilutive Shares
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Stock options	$29.93	$28.25	$27.08	$28.44	11,900	30,438	44,900	23,721
31

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (“AOCI”) and changes in those components as of and for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Available for Sale Securities	Cash Flow Hedge	Total
(Dollars in thousands)
Balance, beginning of period	$4,496	$(346)	$4,150

Change in net unrealized holding gains on securities available for sale	2,455	—	2,455
Change in unrealized holding losses on cash flow hedge	—	(85)	(85)
Reclassification adjustment for cash flow hedge effectiveness	—	(49)	(49)
Income tax effect	(560)	28	(532)

Balance, end of period	$6,391	$(452)	$5,939

	Three Months Ended September 30, 2018
(Dollars in thousands)
Balance, beginning of period	$(4,271)	$450	$(3,821)

Change in net unrealized holding losses on securities available for sale	(2,318)	—	(2,318)
Change in unrealized holding gains on cash flow hedge	—	93	93
Reclassification adjustment for cash flow hedge effectiveness	—	(149)	(149)
Income tax effect	524	14	538

Balance, end of period	$(6,065)	$408	$(5,657)
32

	Nine Months Ended September 30, 2019
	Available for Sale Securities	Cash Flow Hedge	Total
	(Dollars in thousands)
Balance, beginning of period	$(3,528)	$104	$(3,424)

Change in net unrealized holding losses on securities available for sale	12,889	—	12,889
Change in unrealized holding gains on cash flow hedge	—	(531)	(531)
Reclassification adjustment for cash flow effectiveness	—	(172)	(172)
Income tax effect	(2,970)	147	(2,823)

Balance, end of period	$6,391	$(452)	$5,939

	Nine Months Ended September 30, 2018
	(Dollars in thousands)
Balance, beginning of period	$(455)	$432	$(23)

Change in net unrealized holding losses on securities available for sale	(8,181)	—	(8,181)
Reclassification adjustment for net securities gains realized in net income	947	—	947
Change in unrealized holding gains on cash flow hedge	—	303	303
Reclassification adjustment for cash flow effectiveness	—	(347)	(347)
Cumulative effect of change in accounting principle	9	—	9
Income tax effect	1,615	20	1,635

Balance, end of period	$(6,065)	$408	$(5,657)

The following table shows the line items in the Consolidated Statements of Income affected by amounts reclassified from AOCI as of the dates indicated:

	Three Months Ended September 30		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018	Income Statement Line Item Affected
Available-for-sale securities
Losses recognized	$—	$—	$—	$(947)	Loss on sale of investments, net
Income tax effect	—	—	—	213	Income tax expense
Reclassified out of AOCI, net of tax	—	—	—	(734)	Net income

Cash flow hedge
Interest expense- effective portion	—	99	—	223	Interest expense - FHLB advances
Interest expense- effective portion	49	50	172	124	Interest expense - Junior subordinated notes
Income tax effect	(11)	(33)	(39)	(78)	Income tax expense
Reclassified out of AOCI, net of tax	38	116	133	269	Net income

Total reclassified out of AOCI, net of tax	$38	$116	$133	$(465)	Net income
33

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

The following summarizes the Company’s approximate commitments to extend credit:

September 30, 2019
(Dollars in thousands)
Lines of credit	$159,801
Standby letters of credit	1,078
$160,879

As of September 30, 2019, the Company had outstanding commitments to originate loans as follows:

	September 30, 2019
	Amount	Range of Rates
	(Dollar in thousands)

Fixed	$20,965	3.13% to 6.99%
Variable	4,869	2.88% to 6.49%
	$25,834

The allowance for unfunded commitments was $0.1 million at September 30, 2019 and December 31, 2018.

The Company is exposed to loss as a result of its obligation for representations and warranties on loans sold to

Fannie Mae and maintained a reserve of $0.3 million as of September 30, 2019 and December 31, 2018.

In the normal course of business, the Company is periodically involved in litigation and other matters. In the opinion of the Company’s management, none of the litigation and other matters are expected to have a material adverse effect on the accompanying consolidated financial statements.

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

34

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

Fair Value Option

ASC 820 allows companies to report selected financial assets and liabilities at fair value using the fair value option. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. The Company made the election in September 2018 to record mortgage loans held-for-sale at fair value under the fair value option, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting.

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

35

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

36

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Equity securities	$6,947	$—	$—	$6,947
Securities available for sale:
U.S. Treasury & Government Agencies	5,079	28,179	—	33,258
Municipal Securities	—	120,156	—	120,156
Mortgage-backed Securities - Guaranteed	—	73,834	—	73,834
Collateralized Mortgage Obligations - Guaranteed	—	21,774	—	21,774
Collateralized Mortgage Obligations - Non Guaranteed	—	65,264	—	65,264
Collateralized Loan Obligations	—	15,221		15,221
Corporate bonds	—	19,326	494	19,820
Total securities available for sale	5,079	343,754	494	349,327

Mortgage loans held for sale	—	—	5,221	5,221
Loan servicing rights	—	—	2,520	2,520
Interest rate swaps	—	97	—	97
Mortgage derivatives	—	—	79	79

Total recurring assets at fair value	$12,026	$343,851	$8,314	$364,191

Liabilities:
Interest rate swaps	$—	$1,760	$—	$1,760
Mortgage derivatives	—	—	16	16

Total recurring liabilities at fair value	$—	$1,760	$16	$1,776
37

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Equity securities	$6,178	$—	$—	$6,178
Securities available for sale:
U.S. Treasury & Government Agencies	4,949	29,041	—	33,990
Municipal Securities	—	114,402	—	114,402
Mortgage-backed Securities - Guaranteed	—	85,184	—	85,184
Collateralized Mortgage Obligations - Guaranteed	—	21,889	—	21,889
Collateralized Mortgage Obligations - Non Guaranteed	—	69,171		69,171
Collateralized Loan Obligations		15,077	—	15,077
Corporate bonds	—	19,532	493	20,025
Total securities available for sale	4,949	354,296	493	359,738

Mortgage loans held for sale	—	—	2,431	2,431
Loan servicing rights	—	—	2,837	2,837
Interest rate swaps	—	354	—	354
Mortgage derivatives	—	—	34	34

Total recurring assets at fair value	$11,127	$354,650	$5,795	$371,572

Liabilities
Interest rate swaps	$—	$462	$—	$462
Mortgage derivatives	—	—	22	22

Total recurring liabilities at fair value	$—	$462	$22	$484
38

The following table presents the changes in assets and liabilities measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$6,683	$4,404	$5,773	$3,321

AFS securities
Fair value adjustment	—	—	1	—

Mortgage loans held for sale	1,647	651	2,790	1,821

Loan servicing right activity, included in servicing income, net
Capitalization from loans sold	133	129	225	374
Fair value adjustment	(176)	(43)	(542)	(359)

Mortgage derivative gains(losses) included in other income	11	(34)	51	(50)

Balance at end of period	$8,298	$5,107	$8,298	$5,107

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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$1,440	$1,440
Commercial real estate	—	—	1,896	1,896
Home equity loans and lines of credit	—	—	283	283
Other construction and land	—	—	537	537

Real estate owned:
One-to-four family residential	—	—	349	349
Commercial real estate	—	—	1,485	1,485
Other construction and land	—	—	1,254	1,254

Total assets	$—	$—	$7,244	$7,244

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Collateral dependent impaired loans:
One-to-four family residential	$—	$—	$845	$845
Commercial real estate	—	—	3,835	3,835
Home equity loans and lines of credit	—	—	283	283
Other construction and land	—	—	365	365

Real estate owned:
One-to-four family residential	—	—	228	228
Commercial real estate	—	—	949	949
Other construction and land	—	—	1,316	1,316

Total assets	$—	$—	$7,821	$7,821

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 or December 31, 2018.

Impaired loans totaling $4.0 million at September 30, 2019 and $5.6 million at December 31, 2018 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

40

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2019.

	Valuation Technique	Unobservable Input	General Range

Impaired loans	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%
Corporate bonds	Discounted Cash Flows	Recent trade pricing	100% - 108%
Loan servicing rights	Discounted Cash Flows	Prepayment speed	11% - 21%
		Discount rate	10% - 14%
Mortgage loans held for sale	External pricing model	Recent trade pricing	100% - 106%
Mortgage derivatives	External pricing model	Pull-through rate	72% - 100%
SBIC	Indicative value provided by fund	Current operations and financial condition	N/A
41

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company’s financial assets and financial liabilities at the dates indicated:

		Fair Value Measurements at September 30, 2019
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$144,196	$144,196	$144,196	$—	$—
Equity securities	6,947	6,947	6,947	—	—
Securities available for sale	349,327	349,327	5,079	343,754	494
Loans held for sale	11,142	11,817	—	6,596	5,221
Loans receivable, net	1,076,581	1,048,805	—	—	1,048,805
Other investments, at cost	11,652	11,652	—	11,652	—
Accrued interest receivable	6,163	6,163	—	6,163	—
BOLI	32,461	32,461	—	32,461	—
Loan servicing rights	2,520	2,520	—	—	2,520
Mortgage derivatives	79	79	—	—	79
Interest rate swaps	97	97	—	97	—
SBIC investments	4,993	4,993	—	—	4,993

Liabilities:
Demand deposits	$905,965	$905,965	$—	$905,965	$—
Time deposits	373,980	379,529	—	—	379,529
Federal Home Loan Bank advances	205,500	204,846	—	204,846	—
Junior subordinated debentures	14,433	13,292	—	13,292	—
Other borrowings	4,463	4,697	—	4,697	—
Accrued interest payable	1,730	1,730	—	1,730	—
Mortgage derivatives	16	16	—	—	16
Interest rate swaps	1,760	1,760	—	1,760	—
42

		Fair Value Measurements at December 31, 2018
	Carrying
(Dollars in thousands)	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$69,119	$69,119	$69,119	$—	$—
Equity securities	6,178	6,178	6,178	—	—
Securities available for sale	359,739	359,739	4,949	354,297	493
Loans held for sale	7,570	8,114	—	5,683	2,431
Loans receivable, net	1,076,069	1,046,136	—	—	1,046,136
Other investments, at cost	12,039	12,039	—	12,039	—
Accrued interest receivable	6,443	6,443	—	6,443	—
BOLI	32,886	32,886	—	32,886	—
Loan servicing rights	2,837	2,837	—	—	2,837
Mortgage derivatives	34	34	—	—	34
Interest rate swaps	354	354	—	354	—
SBIC investments	3,839	3,839	—	—	3,839

Liabilities:
Demand deposits	$800,291	$800,291	$—	$800,291	$—
Time deposits	420,949	424,054	—	—	424,054
Federal Home Loan Bank advances	213,500	213,513	—	213,513	—
Junior subordinated debentures	14,433	12,440	—	12,440	—
Other borrowings	9,299	9,253	—	9,253	—
Accrued interest payable	1,647	1,647	—	1,647	—
Mortgage derivatives	22	22	—	—	22
Interest rate swaps	462	462	—	462	—

NOTE 14. LEASES

As of January 1, 2019, we adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily ASU 2016-02 and subsequent updates. These updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. We adopted the updates using a modified-retrospective transition approach and recognized a right-of-use lease asset and related lease liabilities totaling $0.5 million as of January 1, 2019. At adoption, we elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. As of September 30, 2019, the right-of-use lease asset, included in other assets, and related lease liabilities, included in other liabilities totaled $0.4 million.

We lease certain office facilities and office equipment under operating leases. The lease agreements have maturity dates ranging from March 2020 to May 2027, one of which includes an option for a five-year extension. The weighted average remaining life of the lease term for these leases was 6.32 years as of September 30, 2019. We do not apply the recognition requirements of Topic 842 - Leases to short-term operating leases. A short-term operating lease has an original term of 12 months or less and does not have a purchase option that is likely to be exercised. For non-short-term operating leases, we recognized lease right-of-use assets and related lease liabilities on our balance sheet upon commencement of the lease in accordance with Topic 842 - Leases. In recognizing lease right-of-use assets and related lease liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. Lease payments over the expected term are discounted using our incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar term. The weighted average discount rate for leases was 3.04% as of September 30, 2019. We also consider renewal and termination options in the determination of the term of the lease. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. Generally, we cannot be reasonably certain about whether or not we will renew a lease until such time the lease is within the last two years of the existing lease term. When we are reasonably certain that a renewal option will be exercised, we measure/remeasure the right-of-use asset and related lease liability using the lease payments specified for the renewal period.

Maturities of lease liabilities as of September 30, 2019 were as follows:

(Dollard in thousands)	Operating Leases
2019	$36
2020	69
2021	53
2022	53
2023	53
Thereafter	177
Total undiscounted lease payments	441
Discount effect of cash flows	(55)
Total lease liability	$386

The total operating lease costs were $51,000 and $156,000 for the three months and nine months ended September 30, 2019, respectively.

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
45

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

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019 (the “2018 Form 10-K”) “Risk Factors” in our definitive proxy statement, as filed with the SEC on June 25, 2019 and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2019 have remained unchanged from the disclosures presented in our 2018 Form 10-K. Refer to Note 1 of this Form 10-Q for more information about our accounting policies and recent accounting updates.

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

Earnings Summary

Net income for the three and nine months ended September 30, 2019 was $4.0 million and $10.3 million, respectively, compared to $3.5 million and $10.2 million for the same periods in 2018, respectively. The increase in net income for the three months ended September 30, 2019 was primarily the result of an increase in noninterest income of $0.1 million and a decrease in noninterest expense of $0.6 million, partially offset by a decrease in net interest income of $0.4 million. The increase in net income for the nine months ended September 30, 2019 was primarily the result of an increase in noninterest income of $2.6, partially offset by a decrease in net interest income of $1.5 million and an increase in noninterest expenses of $2.1 million.

Net interest income decreased $0.4 million, or 3.6%, to $11.9 million for the three months ended September 30, 2019, compared to $12.3 million for the same period in 2018. Net interest income decreased $1.5 million, or 4.0%, to $35.5 million for the nine months ended September 30, 2019, compared to $37.0 million for the same period in 2018. The decrease in net interest income was primarily due to increased costs of deposits and borrowings, partially offset by higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and taxable loans. Net interest margin was 3.08% for the three months ended September 30, 2019, compared to 3.26% for the same period in 2018, and 3.14% and 3.38% for the nine months ended September 30, 2019 and 2018, respectively.

Noninterest income increased $0.1 million, or 4.7%, to $2.1 million for the three months ended September 30, 2019, compared to $2.0 million for the same period in 2018. Increases in mortgage banking and Small Business Investment Company holdings (“SBIC”) earnings were partially offset by decreases in equity securities gains and reduced net servicing income.

Noninterest income increased $2.6 million, or 56.6%, to $7.3 million for the nine months ended September 30, 2019, compared to $4.7 million for the same period in 2018, primarily as the result of the settlement of a dispute with a former advisor for $1.75 million related the acquisition of Chattahoochee Bank of Georgia and increases in mortgage banking, equity security gains, and SBIC earnings, partially offset by decreases in net servicing income and gains on sale of SBA loans. There were no losses on the sale of investments for the nine months ended September 30, 2019 compared to $0.5 million for the same period in 2018.

Noninterest expense decreased $0.6 million, or 6.5%, to $8.9 million for the three months ended September 30, 2019, compared to $9.5 million for the same period in 2018. The decrease was primarily related to reduced professional and advisory expenses as a result of the previously announced merger with BancShares. Compensation and employee benefits includes $0.4 million in additional employee expenses related to an ongoing audit of certain calculations under the Company’s 401k plan for years 2012-2018. These costs partially offset a reduction in compensation and employee benefits for the three months ended September 30, 2019 compared to the same period in 2018 due to the pending merger with Bancshares. The decrease in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums was due primarily to the small bank credits awarded when the FDIC deposit insurance fund reserve ratio reached 1.35%. These decreases were partially offset by increased merger-related expenses. Noninterest expense increased $2.1 million, or 7.5%, to $30.2 million for the nine months ended September 30, 2019, compared to $28.1 million for the same period in 2018. The increases were primarily related to increased merger-related expenses, partially offset by reduced FDIC deposit insurance premiums, professional and advisory expenses, and net cost of operation of real estate owned (“REO”).

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

We analyze our noninterest expense and net income on a non-GAAP basis as detailed and as of the periods indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in thousands, except per share data)

Adjusted Noninterest Expense
Noninterest expense (GAAP)	$8,917	$9,541	$30,203	$28,103
Merger-related expenses	(295)	(96)	(3,229)	(564)
Adjusted noninterest expense (Non-GAAP)	$8,622	$9,445	$26,974	$27,539

Adjusted Net Income
Net income (GAAP)	$3,997	$3,523	$9,976	$10,192
Loss (gain) on sale of investments	—	—	—	411
Equity securities (gains) losses	24	(151)	(395)	(145)
Legal settlement	—	—	(1,383)	—
401k audit loss estimate	286	—	286	—
Merger-related expenses	233	76	2,551	446
Adjusted net income (Non-GAAP)	$4,540	$3,448	$11,035	$10,904

Adjusted Diluted Earnings Per Share
Diluted earnings per share (GAAP)	$0.56	$0.50	$1.42	$1.45
Loss (gain) on sale of investments	—	—	—	0.06
Equity securities (gains) losses	0.01	(0.02)	(0.06)	(0.02)
Legal settlement	—	—	(0.20)	—
401k audit loss estimate	0.04	—	0.04	—
Merger-related expenses	0.03	0.01	0.37	0.06
Adjusted diluted earnings per share (Non-GAAP)	$0.64	$0.49	$1.57	$1.55

Adjusted Return on Average Assets
Return on Average Assets (GAAP)	0.95%	0.86%	0.80%	0.84%
Loss (gain) on sale of investments	0.00%	0.00%	0.00%	0.03%
Equity securities (gains) losses	0.01%	-0.04%	-0.03%	-0.01%
Legal settlement	0.00%	0.00%	-0.11%	0.00%
401k audit loss estimate	0.07%	0.00%	0.02%	0.00%
Merger-related expenses	0.06%	0.02%	0.20%	0.04%
Adjusted Return on Average Assets (Non-GAAP)	1.08%	0.84%	0.88%	0.90%

Adjusted Return on Tangible Average Equity
Return on Average Equity (GAAP)	8.86%	9.00%	7.70%	8.84%
Loss (gain) on sale of investments	0.00%	0.00%	0.00%	0.36%
Equity securities (gains) losses	0.05%	-0.47%	-0.30%	-0.17%
Legal settlement	0.00%	0.00%	-1.07%	0.00%
401k audit loss estimate	0.64%	0.00%	0.22%	0.00%
Merger-related expenses	0.52%	0.19%	1.97%	0.39%
Effect of goodwill and intangibles	1.77%	1.98%	1.59%	2.13%
Adjusted Return on Average Tangible Equity (Non-GAAP)	11.84%	10.70%	10.11%	11.55%

Adjusted Efficiency Ratio
Efficiency ratio (GAAP)	64.10%	66.92%	70.48%	67.44%
Gain (loss) on sale of investments	0.00%	0.00%	0.00%	-1.23%
Equity securities gains (losses)	-0.14%	0.90%	0.82%	0.28%
Legal settlement	0.00%	0.00%	2.96%	0.00%
401k audit loss estimate	-2.56%	0.00%	-0.83%	0.00%
Merger-related expenses	-2.12%	-0.67%	-7.88%	-0.94%
Adjusted Efficiency Ratio (Non-GAAP)	59.29%	67.15%	65.55%	65.55%

	As Of
	September 30, 2019	December 31, 2018
	(Dollars in thousands, except share data)
Tangible Assets
Total Assets	$1,704,023	$1,636,441
Goodwill and Intangibles	(26,962)	(27,480)
Tangible Assets	$1,677,061	$1,608,961

Tangible Book Value Per Share
Book Value (GAAP)	$182,976	$162,872
Goodwill and intangibles	(26,962)	(27,480)
Book Value (Tangible)	$156,014	$135,392
Outstanding shares	6,925,283	6,917,703
Tangible Book Value Per Share	$22.53	$19.57
49

Financial Condition at September 30, 2019 and December 31, 2018

Total assets increased $67.6 million, or an annualized rate of 5.51%, to $1.70 billion at September 30, 2019 from $1.64 billion at December 31, 2018. This increase in assets was primarily due to increases in cash and cash equivalents of $75.1 million, from $69.1 million at December 31, 2018 to $144.2 million at September 30, 2019, and loans held for sale, which increased $3.5 million, or an annualized rate of 62.9%, to $11.1 million at September 30, 2019 from $7.6 million at December 31, 2018. Core deposits increased $110.7 million to $906.0 million, or 13.9%, at September 30, 2019 from $795.3 million at December 31, 2018. Core deposits represented 71% of the Company’s deposit portfolio at September 30, 2019 compared to 65% at December 31, 2018.

Total liabilities increased $47.5 million to $1.52 billion at September 30, 2019 from $1.47 billion at December 31, 2018, due primarily to the $58.7 million increase in deposits, partially offset by the $8.0 million decrease in Federal Home Loan Bank (“FHLB”) borrowings and the $5.0 million decrease in other borrowings.

Total shareholders’ equity increased $20.1 million to $183.0 million at September 30, 2019, compared to $162.9 million at December 31, 2018. This increase was primarily attributable to $10.0 million of net income and $9.9 million of after-tax increase in market value of investment securities available for sale. Tangible book value per share, a non-GAAP measure, increased $2.96 to $22.53 at September 30, 2019 from $19.57 at December 31, 2018.

Investment Securities

The following table presents the holdings of our equity securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)

Mutual funds	$6,947	$6,178

Equity securities with a fair value of $6.3 million as of September 30, 2019 are held in a Rabbi Trust and seek to generate returns that will fund the cost of certain deferred compensation agreements. Equity securities with a fair value of $0.6 million as of September 30, 2019 are in a mutual fund that qualifies under the Community Reinvestment Act (“CRA”) as CRA activity. There were losses of $30 thousand on equity securities and gains of $0.5 million for the three and nine months ended September 30, 2019, respectively. There were gains on equity securities of $0.2 million for both the three and nine months ended September 30, 2018.

The following table shows the amortized cost and fair value for our available-for-sale (“AFS”) investment securities portfolio as of the dates indicated:

	September 30, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

U.S. Treasury & Government Agencies	$33,423	$33,258	$34,068	$33,990
Municipal Securities	113,789	120,156	115,860	114,402
Mortgage-backed Securities - Guaranteed	73,818	73,834	86,664	85,184
Collateralized Mortgage Obligations - Guaranteed	21,428	21,774	22,492	21,889
Collateralized Mortgage Obligations - Non Guaranteed	63,647	65,264	69,774	69,171
Collateralized Loan Obligations	15,511	15,221	15,534	15,077
Corporate bonds	19,412	19,820	19,936	20,025
	$341,028	$349,327	$364,328	$359,738

AFS investment securities decreased $10.4 million to $349.3 million at September 30, 2019 from $359.7 million at December 31, 2018.

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

	September 30,		December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$336,098	31.2%	$325,560	30.2%
Commercial	482,831	44.8	498,106	46.2
Home equity loans and lines of credit	45,822	4.3	48,679	4.5
Residential construction	57,687	5.4	39,533	3.7
Other construction and land	101,988	9.5	104,645	9.7
Commercial	45,652	4.2	54,410	5.1
Consumer	6,989	0.6	6,842	0.6
Total loans, gross	$1,077,067	100.0%	$1,077,775	100.0%

Less:
Deferred loan fees, net	(1,030)		(1,000)
Acquired loans fair value discount	(697)		(1,048)
Hedged loans basis adjustment	1,088		245
Unamortized premium	232		333
Unamortized discount	(79)		(236)

Total loans, net of deferred fees	$1,076,581		$1,076,069

Percentage of total assets	64.7%		65.8%

Net loans increased $0.5 million to $1.077 billion at September 30, 2019 from $1.076 billion at December 31, 2018. Most of our loan growth is concentrated in residential construction with an increase of $18.2 million, or 45.9% as compared to the relative balance at December 31, 2018. We believe that economic conditions in our primary market areas are favorable and present opportunities for continued growth.

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

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. We have no loans past due 90 days and over that are still accruing interest as of September 30, 2019 or December 31, 2018.

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Delinquent Loans
	(Dollars in thousands)

One-to-four family residential	$3,440	$404	$652	$4,496
Commercial real estate	773	2,909	587	4,269
Home equity and lines of credit	264	—	69	333
Residential construction	—	—	1	1
Other construction and land	175	16	198	389
Commercial	15	6	969	990
Consumer	70	—	1	71
Total delinquent loans	$4,737	$3,335	$2,477	$10,549
% of total loans, net	0.44%	0.31%	0.23%	0.98%

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due
	(Dollars in thousands)

One-to-four family residential	$3,562	$1,317	$84	$4,963
Commercial real estate	2,615	—	1,782	4,397
Home equity and lines of credit	400	457	73	930
Residential construction	—	—	1	1
Other construction and land	613	32	64	709
Commercial	307	25	121	453
Consumer	27	4	—	31
Total	$7,524	$1,835	$2,125	$11,484
% of total loans, net	0.70%	0.17%	0.20%	1.07%
52

Delinquent loans decreased $1.0 million to $10.5 million at September 30, 2019 from $11.5 million at December 31, 2018. The decrease in delinquencies was due primarily to collection efforts and the favorable resolution of several relationships.

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

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One-to-four family residential	$1,132	$1,037
Commercial	1,859	3,266
Home equity loans and lines of credit	69	178
Residential construction	1	—
Other construction and land	233	256
Commercial	975	120
Consumer	1	—

Total non-performing loans	4,270	4,857

REO:
One-to-four family residential	349	228
Commercial real estate	1,485	949
Other construction and land	1,254	1,316

Total foreclosed real estate	3,088	2,493

Total non-performing assets	$7,358	$7,350

Troubled debt restructurings still accruing	$5,582	$7,588

Ratios:
Non-performing loans to total loans	0.40%	0.45%
Non-performing assets to total assets	0.43%	0.45%

Non-performing loans to total loans was 0.40% at September 30, 2019 compared to 0.45% at December 31, 2018. Non-performing assets to total assets declined to 0.43% at September 30, 2019 from 0.45% at December 31, 2018.

REO increased $0.6 million, or 23.9%, to $3.1 million at September 30, 2019 from $2.5 million at December 31, 2018 primarily as a result of the addition of a one-to-four residential property and two commercial real estate properties partially offset by the sale of a one-to-four residential property.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately.

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)

Classified loans:
Substandard	$7,663	$8,169
Doubtful	—	—
Loss	—	—

Total classified loans:	7,663	8,169
As a % of total loans, net	0.71%	0.76%

Special mention	10,634	9,987

Total criticized loans	$18,297	$18,156
As a % of total loans, net	1.70%	1.81%

Total classified loans decreased $0.5 million to $7.7 million at September 30, 2019 from $8.2 million at December 31, 2018. Total criticized loans to total loans decreased to 1.70% at September 30, 2019 from 1.81% at December 31, 2018. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The base loss reserve utilizes an average loss rate for the last 16 quarters. The loss rates for the base loss reserve are segmented into 13 loan categories and contain (recovery)/loss rates ranging from approximately -0.3% to 0.5%.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$12,194	$11,525	$11,985	$10,887

Charge-offs:
Real Estate:
One-to-four family residential	—	6	4	116
Commercial	1	—	93	35
Home equity loans and lines of credit	49	219	258	260
Residential construction	—	—	—	—
Other construction and land	—	—	1	—
Commercial	—	45	59	79
Consumer	11	17	105	75
Total charge-offs	61	287	520	565

Recoveries:
Real Estate:
One-to-four family residential	85	1	105	15
Commercial	3	—	59	3
Home equity loans and lines of credit	25	—	151	24
Residential construction	—	1	—	1
Other construction and land	8	16	23	43
Commercial	18	2	24	10
Consumer	37	152	236	274
Total recoveries	176	172	598	370

Net charge-offs (recoveries)	(115)	115	(78)	195

Provision for loan losses	—	336	246	1,054

Balance at end of period	$12,309	$11,746	$12,309	$11,746

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.04)%	0.04%	(0.01)%	0.02%
Allowance to non-performing loans at period end	288.27%	273.35%	288.27%	273.35%
Allowance to total loans at period end	1.14%	1.10%	1.14%	1.10%

Our allowance as a percentage of total loans increased to 1.14% at September 30, 2019 from 1.10% at September 30, 2018, primarily as the result of loan growth and provision related to acquired loans. The remaining fair value discount on acquired loans was $0.6 million as of September 30, 2019.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of non-performing loans increased to 288.27% at September 30, 2019, compared to 246.76% at December 31, 2018 and 273.35% at September 30, 2018.

REO

The table below summarizes the balances and activity in REO at the dates and for the periods indicated:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)

One-to-four family residential	$349	$288
Commercial real estate	1,485	544
Other construction and land	1,254	1,736
Total	$3,088	$2,568

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$2,959	$2,874	$2,493	$2,568
Additions	349	—	1,061	749
Disposals	(185)	(7)	(431)	(432)
Writedowns	(35)	(65)	(35)	(83)
Balance, end of period	$3,088	$2,802	$3,088	$2,802

REO increased $0.6 million, or 23.9%, to $3.1 million at September 30, 2019 from $2.6 million at December 31, 2018. Our policy continues to be to aggressively market REO for sale, including recording write-downs when necessary.

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

Net deferred tax assets decreased $4.7 million to $2.9 million at September 30, 2019 compared to $7.6 million at December 31, 2018. The decrease in net deferred tax assets is mainly attributable to decreases in the net unrealized holding losses on our investment securities and reductions in our federal and state net operating losses.

Deposits

The following table presents deposits by category and percentage of total deposits as of the dates indicated:

	September 30, 2019		December 31, 2018
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Deposit type:
Noninterest-bearing demand accounts	$211,356	16.5%	$184,404	15.1%
Interest-bearing demand accounts	186,201	14.5	209,085	17.1
Money market accounts - retail	463,289	36.2	351,056	28.7
Money market accounts - wholesale	—	—	5,030	0.4
Savings accounts	45,119	3.5	50,716	4.2
Time deposits - retail	303,601	23.7	349,971	28.7
Time deposits - wholesale	70,379	5.6	70,978	5.8

Total deposits	$1,279,945	100.0%	$1,221,240	100.0%

Core deposits increased $110.7 million to $906.0 million at September 30, 2019 from $795.3 million at December 31, 2018. Retail certificates of deposit decreased $46.4 million to $303.6 million at September 30, 2019 from $350.0 million at December 31, 2018. Wholesale deposits decreased $5.6 million to $70.4 million at September 30, 2019 from $76.0 million at December 31, 2018. We continue to focus on gathering core deposits, which increased to 71% of the Company’s deposit portfolio at September 30, 2019 from 65% at December 31, 2018.

FHLB Advances

FHLB advances decreased $8.0 million to $205.5 million at September 30, 2019 from $213.5 million at December 31, 2019. FHLB advances are secured by qualifying one-to-four family permanent and commercial real estate loans, by investment securities, and by a blanket collateral agreement with the FHLB.

Other Borrowings

On September 15, 2017, the Company established a $15.0 million revolving credit loan facility with NexBank SSB. The loan facility, which is secured by Entegra Bank stock, bears interest at LIBOR plus 350 basis points and is intended to be used for general corporate purposes. Unless extended, the loan will mature on September 15, 2020. The Company did not have an outstanding balance on the revolving credit loan facility as of September 30, 2019.

The Company also had other borrowings at September 30, 2019 of $4.5 million, which is comprised of participated loans that did not qualify for sale accounting. Interest expense on the other borrowings accrues at the same rate as the interest income recognized on the loans receivable, resulting in no effect to net income.

Junior Subordinated Notes

We had $14.4 million in junior subordinated notes outstanding at September 30, 2019 and December 31, 2018 payable to an unconsolidated subsidiary. These notes accrue interest at 2.80% above the 90-day LIBOR, adjusted quarterly. To add stability to net interest income and manage our exposure to interest rate movement, we entered into an interest rate swap in September 2016 on the junior subordinated notes. We also entered into a forward starting interest rate swap on our junior subordinated date in September 2018 to begin in 2020 after the current interest rate swap terminates. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for our receipt of variable-rate payments over the four year life of the current contract and three additional years under the forward starting contract. The effective interest rate on the swapped notes was 3.76% at both September 30, 2019 and at December 31, 2018.

Equity

Total shareholders’ equity increased $20.4 million to $183.3 million at September 30, 2019, compared to $162.9 million at December 31, 2018. This increase was primarily attributable to $10.3 million of net income and $9.9 million of after-tax increase in market value of investment securities available for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018.

General. Net income for the three months ended September 30, 2019 was $4.0 million, compared to $3.5 million for the same period in 2018. The increase in net income for the three months ended September 30, 2019 was primarily the result of increases in noninterest income of $0.1 million and decreased noninterest expenses of $0.6 million, partially offset by decreases in net interest income of $0.4 million.

Net Interest Income. Net interest income decreased $0.4 million, or 3.6%, to $11.9 million for the three months ended September 30, 2019, compared to $12.3 million for the same period in 2018. The decrease in net interest income was primarily due to increased costs of deposits and borrowings, partially offset by higher volumes in the loan portfolio, as well as an increase in the yields earned on cash, taxable investments and taxable loans. The tax-equivalent net interest margin was 3.08% for the three months ended September 30, 2019, compared to 3.26% for the same period in 2018.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,077,666	$13,444	4.95%	$1,050,667	$12,622	4.77%
Loans, tax exempt(1)	16,011	129	3.20%	16,757	134	3.18%
Investments - taxable	245,460	1,945	3.17%	248,077	1,827	2.95%
Investment tax exempt(1)	108,245	962	3.55%	94,019	880	3.74%
Interest earning deposits	96,028	564	2.33%	99,572	528	2.10%
Other investments, at cost	11,709	181	6.13%	12,039	201	6.62%

Total interest-earning assets	1,555,119	17,225	4.39%	1,521,131	16,192	4.22%

Noninterest-earning assets	122,447			123,662

Total assets	$1,677,566			$1,644,793

Interest-bearing liabilities:
Savings accounts	$46,982	$14	0.12%	$53,287	$15	0.11%
Time deposits	384,364	1,906	1.97%	423,419	1,404	1.32%
Money market accounts	434,032	1,631	1.49%	355,057	814	0.91%
Interest bearing transaction accounts	186,935	82	0.17%	205,732	98	0.19%
Total interest bearing deposits	1,052,313	3,633	1.37%	1,037,495	2,331	0.89%

FHLB advances	205,500	1,315	2.50%	213,500	1,091	2.00%
Junior subordinated debentures	14,433	142	3.85%	14,433	141	3.82%
Other borrowings	4,351	52	4.74%	9,399	123	5.19%

Total interest-bearing liabilities	1,276,597	5,142	1.60%	1,274,827	3,686	1.15%

Noninterest-bearing deposits	203,808			198,001

Other non interest bearing liabilities	16,760			15,431

Total liabilities	1,497,165			1,488,259
Total equity	180,401			156,534

Total liabilities and equity	$1,677,566			$1,644,793

Tax-equivalent net interest income		$12,083			$12,506

Net interest-earning assets(2)	$278,522			$246,304

Average interest-earning assets to interest-bearing liabilities	121.82%			119.32%

Tax-equivalent net interest rate spread(3)			2.80%			3.08%
Tax-equivalent net interest margin(4)			3.08%			3.26%

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

	For the Three Months Ended September 30, 2019
	Compared to the Three Months Ended September 30, 2018
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$334	$488	$822
Loans, tax exempt (2)	(6)	1	(5)
Investment - taxable	(19)	137	118
Investments - tax exempt (2)	128	(46)	82
Interest-earning deposits	(19)	55	36
Other investments, at cost	(5)	(15)	(20)

Total interest-earning assets	413	620	1,033

Interest-bearing liabilities:
Savings accounts	(2)	1	(1)
Time deposits	(139)	642	503
Money market accounts	211	606	817
Interest bearing transaction accounts	(8)	(8)	(16)
FHLB advances	(41)	265	224
Junior subordinated debentures	—	—	—
Other borrowings	(61)	(10)	(71)

Total interest-bearing liabilities	(40)	1,496	1,456

Change in tax-equivalent net interest income	$453	$(876)	$(423)

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses decreased to $11.9 million for the three months ended September 30, 2019, compared to $12.3 million for the same period in 2018. As indicated in the table above, the decline in tax- equivalent net interest income of $0.9 million attributable to an unfavorable movement in rates was partially offset by a $0.5 million improvement in volume.

The increase in tax-equivalent net interest income of $0.5 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $27.0 million and $14.2 million, respectively, and lower average time deposits which decreased $39.1 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase in average loan and tax exempt investment balances and lower time deposits was partially offset by increases of $79.0 million in money market balances.

The decrease in tax-equivalent net interest income of $0.9 million related to rate was primarily the result of increased costs on time deposits, money markets, and FHLB advances. These increased costs were partially offset by increased yields on taxable loans and taxable investments.

Our tax-equivalent net interest rate spread decreased to 2.80% for the three months ended September 30, 2019, compared to 3.08% for the three months ended September 30, 2018, and our tax-equivalent net interest margin was 3.08% for the three months ended September 30, 2019, compared to 3.26% for the same period in 2018.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended September 30, 2018 of $0.3 million due to organic loan growth and acquired loans. There was no provision for loan losses recorded for the three months ended September 30, 2019. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the three month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)
Servicing income, net	$51	$180	$(129)
Mortgage banking	475	233	242
Gain on sale of SBA loans	290	257	33
Equity securities (losses) gains	(30)	191	(221)
Service charges on deposit accounts	406	406	—
Interchange fees, net	305	276	29
Bank owned life insurance	189	195	(6)
Other	372	227	145

Total	$2,058	$1,965	$93

Servicing income, net decreased $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018 as a result of a decrease in the valuation of loan servicing rights.

Mortgage banking increased $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018 due to increased volume, including higher refinance volume.

Equity securities gains decreased $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018 due to decreased market valuation.

Other noninterest income increased $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018 as a result of increased SBIC earnings.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)

Compensation and employee benefits	$5,802	$5,882	$(80)
Net occupancy	1,052	1,128	(76)
Federal deposit insurance	(3)	191	(194)
Professional and advisory	179	413	(234)
Data processing	526	532	(6)
Marketing and advertising	159	227	(68)
Merger-related expenses	295	96	199
Net cost of operation of REO	46	59	(13)
Other	861	1,013	(152)

Total noninterest expenses	$8,917	$9,541	$(624)

Compensation and employee benefits decreased $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018 due to staff attrition related to the previously announced pending merger with BancShares, partially offset by an estimate of certain employee expenses related to an ongoing 401k audit of years 2012-2018.

Federal deposit insurance expense decreased $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018 due to assessment credits received related to the FDIC deposit insurance reserve excess.

Professional and advisory expenses decreased $0.2 million as a result of non-renewal of ancillary contracts due to the previously announced merger with BancShares.

Merger-related expenses increased $0.2 million in the three months ended September 30, 2019 compared to the same period in 2018 due to expenses related primarily to the proposed merger with BancShares.

Other noninterest expenses decreased $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018 due to reduced loan related expenses.

Income Taxes. We recorded $1.0 million of income tax expense for the three months ended September 30, 2019 compared to $0.9 million for the same period in 2018. Income tax expense for the three months ending September 30, 2019 and 2018 benefitted from tax-exempt income related to municipal bond investment and bank owned life insurance (BOLI”) income resulting in effective tax rates of 19.98% and 19.57%, respectively.

We continue to have unutilized net operating losses for state income tax purposes and do not have a material current tax liability or receivable.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and September 30, 2018.

General. Net income for the nine months ended September 30, 2019 was $10.0 million, compared to $10.2 million for the same period in 2018. The increase in net income for the nine months ended September 30, 2019 was primarily the result of an increase in noninterest income of $2.6 million, partially offset by a decrease in net interest income of $1.5 million and an increase in noninterest expense of $2.1 million.

Net Interest Income. Net interest income decreased $1.5 million, or 4.0%, for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in net interest income was primarily due to increased money market balances and costs of deposits and borrowings partially offset by to higher volumes in the loan portfolio, as well as an increase in the yields taxable investments and loans. The tax-equivalent net interest margin decreased to 3.14% for the nine months ended September 30, 2019 as compared to 3.38% for the same period in 2018.

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

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale	$1,075,358	$39,598	4.92%	$1,030,421	$36,981	4.80%
Loans, tax exempt(1)	16,543	397	3.21%	15,947	367	3.08%
Investments - taxable	250,634	6,014	3.20%	253,129	5,173	2.72%
Investment tax exempt(1)	105,496	2,885	3.65%	84,890	2,344	3.68%
Interest earning deposits	81,638	1,520	2.49%	91,400	1,309	1.91%
Other investments, at cost	11,872	559	6.30%	12,259	544	5.93%

Total interest-earning assets	1,541,541	50,973	4.42%	1,488,046	46,718	4.20%

Noninterest-earning assets	122,356			127,331

Total assets	$1,663,897			$1,615,377

Interest-bearing liabilities:
Savings accounts	$48,550	$41	0.11%	$52,222	$44	0.11%
Time deposits	401,350	5,464	1.82%	414,802	3,527	1.14%
Money market accounts	404,303	4,185	1.38%	335,722	1,687	0.67%
Interest bearing transaction accounts	195,257	273	0.19%	208,550	282	0.18%
Total interest bearing deposits	1,049,460	9,963	1.27%	1,011,296	5,540	0.73%

FHLB advances	208,856	4,094	2.58%	219,178	2,841	1.71%
Junior subordinated debentures	14,433	423	3.86%	14,433	421	3.85%
Other borrowings	6,994	277	5.30%	9,113	352	5.16%

Total interest-bearing liabilities	1,279,743	14,757	1.54%	1,254,020	9,154	0.98%

Noninterest-bearing deposits	195,899			190,902

Other non interest bearing liabilities	15,470			16,719

Total liabilities	1,491,112			1,461,641
Total equity	172,785			153,736

Total liabilities and equity	$1,663,897			$1,615,377

Tax-equivalent net interest income		$36,216			$37,564

Net interest-earning assets(2)	$261,798			$234,026

Average interest-earning assets to interest-bearing liabilities	120.46%			118.66%

Tax-equivalent net interest rate spread(3)			2.88%			3.22%
Tax-equivalent net interest margin(4)			3.14%			3.38%

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

	For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
	Increase (decrease) due to:
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans, including loans held for sale (1)	$1,639	$978	$2,617
Loans, tax exempt (2)	14	16	30
Investment - taxable	(52)	893	841
Investments - tax exempt (2)	563	(22)	541
Interest-earning deposits	(151)	362	211
Other investments, at cost	(18)	33	15

Total interest-earning assets	1,995	2,260	4,255

Interest-bearing liabilities:
Savings accounts	$(3)	$0	$(3)
Time deposits	(118)	2,055	1,937
Money market accounts	404	2,094	2,498
Interest bearing transaction accounts	(18)	9	(9)
FHLB advances	(136)	1,389	1,253
Junior subordinated debentures	—	—	—
Other borrowings	(84)	11	(73)

Total interest-bearing liabilities	$45	$5,558	$5,603

Change in tax-equivalent net interest income	$1,950	(3,298)	(1,348)

Net interest income before provision for loan losses decreased to $35.5 million for the nine months ended September 30, 2019, compared to $37.0 million for the same period in 2018. As indicated in the table above, the decline of $3.3 million in net interest income earned attributable to an unfavorable movement in rates was partially offset by the increase in tax-equivalent net interest income of $2.0 million attributable to an improvement in volume.

The increase in tax-equivalent net interest income of $2.0 million related to volume was primarily the result of higher average loan and tax exempt investment balances which increased $44.9 million and $20.6 million, respectively, and lower time deposits and FHLB advances which decreased $13.5 million and $10.3 million, respectively, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in average loan and tax exempt investment balances and lower time deposits and FHLB advances was partially offset by decreases of $9.8 million in interest-earning deposits and increases of $68.6 million in money market balances.

The decrease in tax-equivalent net interest income of $3.3 million related to rate was primarily the result of increased costs on time deposits, money markets, and FHLB advances. These increased costs were partially offset by increased yields on taxable loans, taxable investments, and interest-earning deposits.

Our tax-equivalent net interest rate spread decreased to 2.88% for the nine months ended September 30, 2019, compared to 3.22% for the nine months ended September 30, 2018, and our tax-equivalent net interest margin was 3.14% for the nine months ended September 30, 2019, compared to 3.38% for the same period in 2018.

Provision for Loan Losses. We recorded a provision for loan losses for the nine months ended September 30, 2019 of $0.2 million due to organic loan growth and acquired loans compared to $1.1 million for the same period in 2018. We are experiencing continued stabilization in asset quality, low charge off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model.

Noninterest Income. The following table summarizes the components of noninterest income and the corresponding change between the nine month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)
Servicing income, net	$126	$313	$(187)
Mortgage banking	1,079	755	324
Gain on sale of SBA loans	387	547	(160)
Loss on sale of investments, net	—	(520)	520
Equity securities gains	500	183	317
Service charges on deposit accounts	1,205	1,242	(37)
Interchange fees, net	849	795	54
Bank owned life insurance	554	589	(35)
Legal settlement income	1,750	—	1,750
Other	878	775	103

Total	$7,328	$4,679	$2,649

Servicing income, net decreased $0.2 million for the nine months ended September 30, 2019 compared to the same period in 2018 as a result of a decrease in the valuation of loan servicing rights.

Mortgage banking increased $0.3 million for the nine months ended September 30, 2019 compared to the same period in 2018 due to increased volume, including refinances.

Gains on sales of SBA loans decreased $0.2 million during the nine months ended September 30, 2019 as a result of decreased volume.

There have been no sales of AFS investment securities during the nine months ended September 30, 2019.

Equity securities gains increased $0.3 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to improvements in market valuation.

The legal settlement income in the nine months ended September 30, 2019 relates to the settlement of a dispute with a former advisor related the acquisition of Chattahoochee Bank of Georgia.

Noninterest Expense. The following table summarizes the components of noninterest expense and the corresponding change between the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)

Compensation and employee benefits	$17,532	$17,151	$381
Net occupancy	3,256	3,342	(86)
Federal deposit insurance	280	618	(338)
Professional and advisory	763	1,023	(260)
Data processing	1,529	1,607	(78)
Marketing and advertising	594	671	(77)
Merger-related expenses	3,229	564	2,665
Net cost of operation of REO	76	202	(126)
Other	2,944	2,925	19

Total noninterest expenses	$30,203	$28,103	$2,100

Compensation and employee benefits increased $0.4 million for the nine months ended September 30, 2019, as compared to 2018, primarily as a result of an estimate of certain employee expenses related to an ongoing 401k audit for years 2012-2018.

Federal deposit insurance decreased $0.3 million for the nine months ended September 30, 2019, as compared to 2018, due to an increase in premium credits based on an increase in certain regulatory ratios and assessment credits received related to the FDIC deposit insurance reserve excess.

Professional and advisory expenses decreased $0.3 million as a result of non-renewal of ancillary contracts due to the previously announced merger with BancShares.

Merger-related expenses increased $2.7 million for the nine months ended September 30, 2019, as compared to 2018, due to expenses related to the now-terminated merger with SmartFinancial and the currently proposed merger with BancShares.

Net cost of operation of REO decreased $0.1 million for the nine months ended September 30, 2019, as compared to 2018, primarily as the result of limited REO activity.

Income Taxes. We recorded $2.4 million of income tax expense for the nine months ended September 30, 2019, compared to $2.3 million for the same period in 2018. Income tax expense for the nine months ending September 30, 2019 and 2018 benefitted from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 19.6% and 18.6%, respectively. The increase in the effective tax rate is primarily attributable to higher disallowed interest expense deductions and state income taxes.

We continue to have unutilized net operating losses for state income tax purposes and do not have a material current tax liability or receivable.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, proceeds from the sale of loans originated for sale, and principal repayments and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At September 30, 2019, cash and cash equivalents totaled $114.2 million. Included in this total was $78.0 million held at the FRB, $8.1 million held at the FHLB, and $40.4 million held at a correspondent bank in an interest-earning account.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this Form 10-Q. The following summarizes the most significant sources and uses of liquidity during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Operating activities:
Loans originated for sale	$(35,059)	$(36,982)
Proceeds from loans originated for sale	31,242	38,159

Investing activities:
Purchases of investments	$—	$(107,204)
Maturities and principal repayments of investments	20,852	32,832
Sales of investments	—	54,174
Net increase in loans	(847)	(62,647)
Proceeds from settlement of BOLI policies	1,115	—

Financing activities:
Net increase in deposits	$56,705	$92,614
Net (decrease) increase in other borrowings	(4,836)	773
Proceeds from FHLB advances	195,000	255,500
Repayment of FHLB advances	(203,000)	(265,500)

At September 30, 2019, we had $25.8 million in outstanding commitments to originate loans. In addition to commitments to originate loans, we had $159.8 million in unused lines of credit.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have borrowing agreements with the FHLB and the FRB discount window, and a revolving credit line with NexBank SSB. The following summarizes our borrowing capacity as of September 30, 2019:

	Total	Used	Unused
(Dollars in thousands)	Capacity	Capacity	Capacity

FHLB
Loan collateral capacity	$220,646
Pledgeable marketable securities	49,010
FHLB totals	269,656	$205,500	$64,156
FRB	53,570	—	53,570
Fed funds lines	15,000	—	15,000
Holding Company revolving line of credit	15,000	—	15,000
	$353,226	$205,500	$147,726

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

The tables below summarize capital ratios and related information in accordance with Basel III as measured at September 30, 2019 and December 31, 2018.

The following table summarizes the required and actual capital ratios of the Bank as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Tier 1 Leverage Capital	$159,604	9.71%	$65,752	>4%	$82,190	>5%
Common Equity Tier 1 Capital	$159,604	13.68%	$81,679	>7.0%	$75,845	>6.5%
Tier 1 Risk-based Capital	$159,604	13.68%	$99,182	>8.5%	$93,348	>8%
Total Risk-based Capital	$172,013	14.74%	$122,519	>10.5%	$116,685	>10%

As of December 31, 2018:
Tier 1 Leverage Capital	$152,137	9.42%	$64,589	>4%	$80,737	>5%
Common Equity Tier 1 Capital	$152,137	12.92%	$75,046	>6.375%	$76,517	>6.5%
Tier 1 Risk-based Capital	$152,137	12.92%	$92,703	>7.875%	$94,175	>8%
Total Risk-based Capital	$164,222	13.95%	$116,247	>9.875%	$117,719	>10%

(1) - As of September 30, 2019 and December 31, 2018, includes capital conservation buffer of 2.5% and 1.875%, respectively.

The following table summarizes the required and actual consolidated capital ratios of the Company as of the dates indicated:

	Actual		For Capital Adequacy Purposes (1)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Tier I Leverage Capital	$164,995	10.03%	$65,815	>4%
Common Equity Tier 1 Capital	$150,562	12.89%	$81,793	>7.0%
Tier I Risk-based Capital	$164,995	14.12%	$99,321	>8.5%
Total Risk Based Capital	$177,405	15.18%	$122,690	>10.5%

As of December 31, 2018:
Tier I Leverage Capital	$151,629	9.38%	$64,629	>4%
Common Equity Tier 1 Capital	$137,196	11.65%	$75,106	>6.375%
Tier I Risk-based Capital	$151,629	12.87%	$92,777	>7.875%
Total Risk Based Capital	$163,714	13.90%	$116,340	>9.875%

(1) - As of September 30, 2019 and December 31, 2018, includes capital conservation buffer of 2.5% and 1.875%, respectively.

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

	September 30, 2019		December 31, 2018
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
+400	6.9	29.0	(2.2)	(2.3)
+300	5.2	26.0	(1.4)	(1.8)
+200	3.5	22.0	(0.7)	(1.3)
+100	1.9	14.0	(0.2)	(1.5)
-	—	—	—	—
-100	(4.8)	(21.0)	(2.2)	4.8

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 3.5% increase in NII as of September 30, 2019 as compared to a 0.7% decrease in NII as of December 31, 2018, suggesting that there is a benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

The results from the rate shock analysis on EVE are consistent with a balance sheet whose assets have a longer maturity than its liabilities. Like most financial institutions, we generally invest in longer maturity assets as compared to our liabilities in order to earn a higher return on our assets than we pay on our liabilities. This is because interest rates generally increase as the time to maturity increases, assuming a normal, upward sloping yield curve. In a rising interest rate environment, this results in a negative EVE because higher interest rates will reduce the present value of longer term assets more than it will reduce the present value of shorter term liabilities, resulting in a negative impact on equity. As noted in the table above, our exposure to higher interest rates from an EVE or present value perspective has decreased from December 31, 2018 to September 30, 2019. For example, as indicated in the table above, a 200 basis point increase in rates would result in a 22.0% increase in EVE as of September 30, 2019 as compared to a 1.3% decrease in EVE as of December 31, 2018.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2019, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended September 30, 2019, except as described below.

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

Date: November 8, 2019	Entegra Financial Corp.

	By:	/s/ David A. Bright
Name: David A. Bright
Title: Chief Financial Officer
(Authorized Officer)
76

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.2	Bylaws of Entegra Financial Corp., as amended and restated, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1, filed with the SEC on March 18, 2014 (SEC File No. 333-194641).

3.3	Articles of Amendment of Entegra Financial Corp., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on November 16, 2015 (SEC File No. 001-35302).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements filed in XBRL format.

